Form 10-Q
period 2018-12-31
Twist Bioscience Corp
filed 2019-02-11
CIK 1581280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares of the Registrant’s common stock outstanding as of February 1, 2019, was 28,017,924.

TWIST BIOSCIENCE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2018

i

Forward-looking statements

This Quarterly Report on Form 10-Q for the Quarter ended December 31, 2018, or Form 10-Q, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The words “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” and variations of such words and similar expressions are intended to identify such forward-looking statements, which may include, but are not limited to, statements concerning the following:

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

You should not rely upon forward-looking statements as predictions of future events. Such statements are based on management’s expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results, events or circumstances to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include those described throughout this report and particularly in the sections entitled “Risk factors” and “Management’s discussion and analysis of financial condition and results of operations.” Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Readers are urged to carefully review and consider all of the information in this Form 10-Q and in other documents we file from time to time with the Securities and Exchange Commission, or SEC. We undertake no obligation to update any forward-looking statements made in this Form 10-Q to reflect events or circumstances after the date of this filing or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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

PART I. Financial information

Item 1.	Financial statements

Twist Bioscience Corporation

Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except share and per share amounts)	September 30, 2018	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$80,757	$66,459
Short-term investments	—	63,707
Accounts receivable, net	5,419	6,978
Inventory	6,028	5,561
Prepaid expenses and other current assets	3,467	3,958

Total current assets	$95,671	$146,663
Property and equipment, net	12,331	13,596
Goodwill	1,138	1,138
Intangible assets, net	712	661
Restricted cash, non-current	579	579
Other non-current assets	5,360	1,816

Total assets	$115,791	$164,453

Current liabilities
Accounts payable	$7,531	$6,725
Accrued expenses	2,166	2,606
Accrued payroll	5,401	5,261
Current portion of long-term debt	2,500	3,333
Other current liabilities	939	1,073

Total current liabilities	$18,537	$18,998
Redeemable convertible preferred stock warrant liability	631	—
Long-term debt, net of current portion	7,218	6,526
Other non-current liabilities	344	333

Total liabilities	$26,730	$25,857

Commitments and contingencies (Note 6)
Redeemable convertible preferred stock
Series A redeemable convertible preferred stock, $0.00001 par value—2,854,576 shares and no shares authorized as of September 30, 2018 and December 31, 2018, respectively; 2,817,723 shares and no shares issued and outstanding as of September 30, 2018 and December 31, 2018 respectively.	$9,141	$—
Series B redeemable convertible preferred stock, $0.00001 par value—3,331,878 shares and no shares authorized as of September 30, 2018 and December 31, 2018, respectively; 3,315,645 shares and no shares issued and outstanding as of September 30, 2018 and December 31, 2018, respectively.	25,900	—
Series C redeemable convertible preferred stock, $0.00001 par value—2,510,354 shares and no shares authorized as of September 30, 2018 and December 31, 2018, respectively; 2,491,483 shares and no shares issued and outstanding as of September 30, 2018 and December 31, 2018, respectively.	36,726	—
Series D redeemable convertible preferred stock, $0.00001 par value—10,475,252 shares and no shares authorized as of September 30, 2018 and December 31, 2018, respectively; 10,326,454 shares and no shares issued and outstanding as of September 30, 2018 and December 31, 2018, respectively.	218,716	—

Total redeemable convertible preferred stock	$290,483	$—

Stockholders’ equity (deficit)
Preferred stock, $0.00001 par value—no shares and 10,000,000 shares authorized as of September 30, 2018 and December 31, 2018, respectively; no shares issued or outstanding as of September 30, 2018 and December 31, 2018, respectively.	$—	$—
Common stock, $0.00001 par value—27,775,000 and 100,000,000 shares authorized as of September 30, 2018 and December 31, 2018, respectively; 3,206,048 and 28,012,874 shares issued and outstanding as of September 30, 2018 and December 31, 2018, respectively.	—	—
Additional paid-in capital	9,346	372,066
Accumulated other comprehensive income	87	24
Accumulated deficit	(210,855)	(233,494)

Total stockholders’ equity (deficit)	$(201,422)	$138,596

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$115,791	$164,453

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three months ended December 31,
(In thousands, except share and per share amounts)	2017	2018
Revenues	$4,313	$11,492
Operating expenses:
Cost of revenues	$7,498	$11,857
Research and development	4,303	7,273
Selling, general and administrative	9,263	15,259

Total operating expenses	$21,064	$34,389

Loss from operations	$(16,751)	$(22,897)

Interest income	158	664
Interest expense	(273)	(348)
Other income (expense), net	(19)	(15)

Loss before income taxes	$(16,885)	$(22,596)
Provision for income taxes	(52)	(43)

Net loss attributable to common stockholders	$(16,937)	$(22,639)

Other comprehensive loss:
Change in unrealized loss on investments	(1)	(7)
Foreign currency translation adjustment	10	(56)

Comprehensive loss	$(16,928)	$(22,702)

Net loss per share attributable to common stockholders—basic and diluted	$(6.42)	$(1.18)

Weighted average shares used in computing net loss per share attributable to common stockholders—basic and diluted	2,638,068	19,187,533

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) (unaudited)

	Series A convertible preferred stock		Series B convertible preferred stock		Series C convertible preferred stock		Series D convertible preferred stock		Common stock		Additional paid-in capital	Other comprehensive income	Accumulated deficit	Total stockholders’ equity (deficit)
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of September 30, 2017	2,817,723	$9,141	3,315,645	$25,900	2,491,483	$36,726	6,034,089	$127,866	3,178,819	$—	$6,228	$33	$(139,619)	$(133,358)

Issuance of Series D redeemable convertible preferred stock, net of financing costs of $10	—	—	—	—	—	—	141,212	2,990	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	33,906	—	47	—	—	47
Repurchases of early exercised common stock options	—	—	—	—	—	—	—	—	(757)	—	—	—	—	—
Stock based compensation	—	—	—	—	—	—	—	—	—	—	536	—	—	536
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	9	—	9
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(16,937)	(16,937)

Balances as of December 31, 2017	2,817,723	$9,141	3,315,645	$25,900	2,491,483	$36,726	6,175,301	$130,856	3,211,968	$—	$6,811	$42	$(156,556)	$(149,703)

	Series A convertible preferred stock		Series B convertible preferred stock		Series C convertible preferred stock		Series D convertible preferred stock		Common stock		Additional paid-in capital	Other comprehensive income	Accumulated deficit	Total stockholders’ equity (deficit)
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of September 30, 2018	2,817,723	$9,141	3,315,645	$25,900	2,491,483	$36,726	10,326,454	$218,716	3,206,048	$—	$9,346	$87	$(210,855)	$(201,422)

Issuance of common stock in public offering, net of underwriting discounts, commissions and offering expenses of $10,903	—	—	—	—	—	—	—	—	5,750,000	—	69,597	—	—	69,597
Exercise of stock options	—	—	—	—	—	—	—	—	48,841	—	166	—	—	166
Conversion of redeemable convertible preferred stock warrant liability to equity	—	—	—	—	—	—	—	—	—	—	631	—	—	631
Conversion of redeemable convertible preferred stock to common stock	(2,817,723)	(9,141)	(3,315,645)	(25,900)	(2,491,483)	(36,726)	(10,326,454)	(218,716)	18,951,305	—	290,462	—	—	290,462
Repurchases of early exercised common stock options	—	—	—	—	—	—	—	—	(442)	—	—	—	—	—
Net exercise of stock warrants	—	—	—	—	—	—	—	—	57,122	—	—	—	—	—
Stock based compensation	—	—	—	—	—	—	—	—	—	—	1,864	—	—	1,864
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	(63)	—	(63)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(22,639)	(22,639)

Balances as of December 31, 2018	—	$—	—	$—	—	$—	—	$—	28,012,874	$—	$372,066	$24	$(233,494)	$138,596

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended December 31,
(in thousands)	2017(1)	2018
Cash flows from operating activities
Net loss	$(16,937)	$ (22,639)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,286	1,472
Loss on disposal of property and equipment	—	8
Stock-based compensation	536	1,864
Non-cash interest expense	17	64
Change in fair value of redeemable convertible preferred stock warrant liability	(2)	—
Amortization of debt discount	93	78
Changes in assets and liabilities, net of impact of business combination:
Accounts receivable, net	(677)	(1,559)
Inventory	(446)	467
Prepaid expenses and other current assets	90	(366)
Other non-current assets	(111)	(392)
Accounts payable	954	(715)
Accrued expenses	(662)	39
Accrued payroll	(72)	(140)
Other liabilities	(85)	135

Net cash used in operating activities	(16,016)	(21,684)

Cash flows from investing activities
Purchases of property and equipment	(1,511)	(1,922)
Purchases of investments	(3,374)	(63,835)
Maturity of investments	13,100	—

Net cash provided by (used in) investing activities	8,215	(65,757)

Cash flows from financing activities
Proceeds from issuance of common stock and exercise of stock options	142	220
Proceeds from initial public offering, net of underwriting discounts, commissions and offering expenses	—	72,779
Proceeds from issuance of Series D redeemable convertible preferred stock, net of issuance costs	2,990	—
Payments of deferred offering costs	(470)	—

Net cash provided by financing activities	2,662	72,999

Net decrease in cash, cash equivalents, and restricted cash	(5,139)	(14,442)
Cash, cash equivalents, and restricted cash at beginning of period	31,429	81,537

Cash, cash equivalents, and restricted cash at end of period	26,290	67,095

Supplemental disclosure of cash flow information
Interest paid	203	207
Income taxes paid, net of refunds	5	53
Non-cash investing and financing activities
Property and equipment additions included in accounts payable and accrued expenses	226	1,117
Deferred offering costs included in accounts payable and accrued expenses	87	826
Conversion of redeemable convertible preferred stock warrant liability to equity	—	631
Conversion of redeemable convertible preferred stock to common stock	—	290,462

(1)	Adjusted to reflect the retrospective adoption of Accounting Standards Update (ASU) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

1. The Company

Twist Bioscience Corporation (the Company) was incorporated in the state of Delaware on February 4, 2013. The Company is a synthetic biology company that has developed a disruptive DNA synthesis platform. The Company’s fiscal year ends September 30.

The Company has generated net losses in all periods since inception. As of December 31, 2018, the Company had an accumulated deficit of $233.5 million and has not generated positive cash flows from operations since inception. Losses are expected to continue as the Company continues to invest in product development, manufacturing, and sales and marketing.

The Company has raised multiple rounds of debt and equity financing since its inception. In October 2018, the Company completed an initial public offering (IPO) of its common stock which raised proceeds of $69.6 million, after deducting underwriting discounts, commissions and offering expenses. Management believes that these proceeds combined with existing cash and short-term investment balances on hand will be sufficient to fund operations for at least one year from the issuance of these unaudited condensed consolidated financial statements. However, there can be no assurance that additional financing will not be required or that the Company will be successful in raising additional capital on terms which are acceptable to the Company.

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

2. Summary of significant accounting policies

Basis of presentation and use of estimates

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2018 (the Annual Report on Form 10-K) filed with the Securities and Exchange Commission on December 20, 2018. The condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements. The condensed consolidated balance sheet at September 30, 2018 was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. The operating results for the quarter ended December 31, 2018 are not necessarily indicative of the results expected for the full year ending September 30, 2019.

The presentation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company’s unaudited condensed consolidated financial statements include its wholly-owned subsidiaries. All intercompany balances and accounts are eliminated in consolidation.

Significant accounting policies

There have been no material changes in the accounting policies from those disclosed in the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K.

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

Deferred offering costs

Deferred offering costs, which consist of direct incremental legal, consulting, banking and accounting fees relating to the Company’s IPO, are capitalized and will be offset against proceeds from the IPO within stockholders’ equity. As of September 30, 2018, there was $3.7 million of deferred offering costs within other non-current assets on the condensed consolidated balance sheets. During the three months ended December 31, 2018, an additional $1.6 million in deferred offering costs were incurred. In connection with the IPO, as of December 31, 2018, all deferred offering costs were charged against the proceeds from the IPO.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), which provides accounting guidance for all revenue arising from contracts with customers, and supersedes most current revenue recognition guidance. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company adopted the new revenue standard, on October 1, 2017, using the full retrospective method.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which was intended to reduce diversity in practice in how certain cash receipts and payments are presented and classified in the statement of cash flows. The standard provides guidance in a number of situations including, among others, settlement of zero-coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and distributions received from equity method investees. The ASU also provides guidance for classifying cash receipts and payments that have aspects of more than one class of cash flows. The Company adopted this standard effective October 1, 2018. The adoption of ASU 2016-15 did not have an impact on the Company’s condensed consolidated financial statements for either period presented.

In November 2016, the FASB has issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU applies to all entities that have restricted cash and are required to present a statement of cash flows. The ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash. As a result, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Further, a reconciliation between the balance sheet and statement of cash flows is required when the balance sheet includes more than one line item for cash, cash equivalents and restricted cash. Therefore, transfers between these balances should no longer be presented as a cash flow activity. The Company adopted this standard effective October 1, 2018 utilizing the retrospective transition method to each period presented. The following table provides a reconciliation of the Company’s cash and cash equivalents, current portion of restricted cash and non-current portion of restricted cash reported within the condensed consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash shown in the Company’s condensed consolidated statements of cash flows for the periods presented:

(in thousands)	September 30, 2018	December 31, 2018
Cash and cash equivalents	$80,757	$66,459
Restricted cash, non-current	579	579
Restricted cash, current (within prepaid expenses and other current assets)	201	57

Total cash, cash equivalents and restricted cash	$81,537	$67,095

Amounts included in restricted cash primarily relate to security deposits and a letter of credit with a financial institution, both in connection with office space lease agreements.

In January 2017, the FASB has issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, clarifying the definition of a business. The ASU affects all companies and other reporting organizations that must determine whether they have acquired or sold a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The Company adopted this standard effective October 1, 2018. The Company will apply the provisions of this ASU in evaluating the definition of a business for any prospective transaction from October 1, 2018.

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

In May 2017, the FASB issued ASU 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a stock-based payment award as a modification. Under ASU 2017-09, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. This standard is effective for all entities for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted this standard effective October 1, 2018. The adoption of ASU 2017-09 did not have an impact on the Company’s condensed consolidated financial statements for either period presented.

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

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2018 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value.

	September 30, 2018
(in thousands)	Level 1	Level 2	Level 3	Fair value
Assets
Cash and cash equivalents	$46,823	$—	$—	$46,823
Money market funds	33,934	—	—	33,934

Totals	$80,757	$—	$—	$80,757

Liabilities
Redeemable convertible preferred stock warrant liability	$—	$—	$631	$631

	December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Fair value
Assets
Cash and cash equivalents	$21,041	$—	$—	$21,041
Money market funds	39,321	—	—	39,321
Corporate bonds	—	2,993	—	2,993
Commercial paper	—	28,707	—	28,707
U.S. government treasury bills	38,104	—	—	38,104

Totals	$98,466	$31,700	$—	$130,166

As of September 30, 2018 and December 31, 2018, gross unrealized gains and unrealized losses for cash equivalents and short-term investments were not material, and the contractual maturity of all marketable securities were less than one year.

Redeemable convertible preferred stock warrants

The following table provides a reconciliation of beginning and ending balances of the Level 3 instruments during the three months ended December 31, 2017 and 2018:

	December 31, 2017
(in thousands)	Series A	Series B	Series C	Series D	Total
Fair value as of September 30, 2017	$331	$110	$152	$51	$644
Change in fair value recorded in other income (expense), net	6	5	(12)	(1)	(2)

Fair value as of December 31, 2017	$337	$115	$140	$50	$642

	December 31, 2018
(in thousands)	Series A	Series B	Series C	Series D	Total
Fair value as of September 30, 2018	$365	$94	$130	$42	$631
Conversion of redeemable convertible preferred stock warrants to common stock warrants	(365)	(94)	(130)	(42)	(631)

Fair value as of December 31, 2018	$—	$—	$—	$—	$—

4. Inventory

Inventory consists of the following:

(in thousands)	September 30, 2018	December 31, 2018
Raw Materials	$2,988	$3,351
Work-in-process	2,273	1,599
Finished Goods	767	611

	$6,028	$5,561

5. Goodwill and intangible assets

There were no changes to the carrying value of goodwill during the three months ended December 31, 2017 and 2018. Total amortization expense related to intangible assets was less than $0.1 million for each of the three months ended December 31, 2017 and 2018.

The intangible assets balances are presented below:

	September 30, 2018
(in thousands, except for years)	Useful life in years	Gross carrying amount	Accumulated amortization	Net book value
Developed Technology	6	$1,220	$(508)	$712
Tradenames & Trademarks	2	20	(20)	—

Total indefinite-lived intangible assets		$1,240	$(528)	$712

	December 31, 2018
(in thousands, except for years)	Useful life in years	Gross carrying amount	Accumulated amortization	Net book value
Developed Technology	6	$1,220	$(559)	$661
Tradenames & Trademarks	2	20	(20)	—

Total indefinite-lived intangible assets		$1,240	$(579)	$661

6. Commitments and contingencies

Litigation

In February 2016, a complaint was filed in the Superior Court of the State of California (County of Santa Clara), dated February 3, 2016 on behalf of Agilent Technologies, Inc. (Agilent), against the Company and its CEO, Ms. Emily Leproust. Agilent’s complaint alleges three claims (1) alleged breach of contract, related to the use of confidential information and alleged breach of non-solicitation obligations against Ms. Leproust; (2) alleged breach of a duty of loyalty against Ms. Leproust; and (3) alleged misappropriation of trade secrets under the California Uniform Trade Secrets Act (CUTSA) against all defendants. On December 7, 2018, the Court granted Agilent’s motion to amend its complaint, permitting Agilent to file its Second Amended Complaint. The Second Amended Complaint, filed December 13, 2018, adds amended allegations against the Company and the CEO, and also new claims for breach of contract and trade secret misappropriation against two individuals: a current Company employee and a former Company employee. The Court also set trial to begin on February 24, 2020.

On January 29, 2019, the Company and Ms. Leproust filed a demurrer and motion to strike Agilent’s second amended complaint, challenging each of Agilent’s claims. The hearing on the demurrer and motion to strike is currently set for May 3, 2019. Also, on January 29, 2019, the Company and Ms. Leproust filed a cross-complaint, asserting six counterclaims against Agilent and Does 1-10 for (1) declaration of no trade secret misappropriation; (2) declaration of no breach of contract; (3) declaration of no breach of duty of loyalty; (4) defamation, defamation per se, libel, libel per se, slander, and slander per se; (5) intentional interference with prospective economic advantage; (6) unlawful and unfair competition. The Company and Ms. Leproust also filed their answer and affirmative defenses to Agilent’s second amended complaint. The Company believes that Agilent’s complaint is without merit, and intends to continue vigorously defending itself. The Company is currently unable to predict the ultimate outcome of this matter or estimate a reasonably possible loss or range of loss, and no amounts have been accrued in the condensed consolidated financial statements.

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

7. Related party transactions

During the three months ended December 31, 2017 and 2018, the Company purchased raw materials from a related party investor in the amount of $0.4 million and $1.2 million, respectively. Payable balances and cash receipts and receivable balances with the related party were immaterial as of December 31, 2018.

8. Income taxes

In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that quarter. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate primarily as a result of state taxes, foreign taxes, and changes in the Company’s valuation allowance against its deferred tax assets. For each of the three months ended December 31, 2017 and 2018, the Company recorded provisions for income taxes of less than $0.1 million.

9. Warrants

In connection with its long-term debt agreements, the Company issued warrants for its redeemable convertible preferred stock and common stock as follows:

(in thousands, except share and per share data)	Number of shares underlying warrants	Fair Value
Warrant class/series:	September 30, 2018		Issuance date	Expiration date	Exercise price per share
Series A	36,838	$365	October 8, 2013	October 8, 2023	$3.26
Series B	16,221	94	September 2, 2014	September 2, 2024	$7.84
Series C	18,854	130	December 22, 2015	December 22, 2025	$14.85
Series D	7,531	42	March 28, 2016	March 28, 2026	$21.24

Total preferred stock warrants	79,444	$631

Common stock warrants	64,127	$486	September 6, 2017	September 6, 2027	$6.24

(in thousands, except share and per share data)	Number of shares underlying warrants
Warrant class/series:	December 31, 2018	Issuance date	Expiration date	Exercise price per share
Common stock warrants	16,221	September 2, 2014	September 2, 2024	$7.84
Common stock warrants	18,854	December 22, 2015	December 22, 2025	$14.85
Common stock warrants	7,531	March 28, 2016	March 28, 2026	$21.24
Common stock warrants	32,064	September 6, 2017	September 6, 2027	$6.24

Total common stock warrants	74,670

In October 2018, each warrant to purchase redeemable convertible preferred stock was converted to a warrant to purchase common stock immediately prior to the completion of the IPO. In November 2018, a total of 68,901 warrants were net exercised; 36,838 warrants with an exercise price of $3.26 per common share and 32,063 warrants with an exercise price of $6.24 per common share. The transactions were a cashless exercise for a net 57,122 of common shares issued by the Company.

10. Redeemable convertible preferred stock

In October 2018, each share of Series A, Series B, Series C and Series D redeemable convertible preferred stock was converted into common stock immediately prior to the completion of the IPO.

11. Stock-based compensation

2018 Equity Incentive Plan

On September 26, 2018, the board of directors adopted the 2018 Equity Incentive Plan (the 2018 Plan) as a successor to the 2013 Stock Plan (the 2013 Plan). The maximum aggregate number of shares that may be issued under the 2018 Plan is 5,856,505 shares of the Company’s common stock. The number of shares reserved for issuance under the 2018 Plan will be increased automatically on the first day of each fiscal year, following the fiscal year in which the 2018 Plan became effective, by a number equal to the least of 999,900 shares, 4% of the shares of common stock outstanding at that time, or such number of shares determined by the Company’s board of directors. The common shares issuable under the 2018 Plan were registered pursuant to a registration statement on Form S-8 on November 1, 2018.

Any shares subject to outstanding awards under the 2013 Equity Incentive Plan that are cancelled or repurchased subsequent to the 2018 Plan’s effective date are returned to the pool of shares reserved for issuance under the 2018 Plan. Awards granted under the 2018 Plan may be nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units.

2018 Employee Stock Purchase Plan

On September 26, 2018, the board of directors adopted the 2018 Employee Stock Purchase Plan (the 2018 ESPP). A total of 275,225 shares of the Company’s common stock have been reserved for issuance under the 2018 ESPP. The number of shares reserved for issuance under the 2018 ESPP will be increased automatically on the first day of each fiscal year, following the fiscal year in which the 2018 ESPP becomes effective, by a number equal to the least of 249,470 shares, 1% of the shares of common stock outstanding at that time, or such number of shares determined by the Company’s board of directors. Subject to any plan limitations, the 2018 ESPP allows eligible service providers (through qualified and non-qualified offerings) to contribute, normally through payroll deductions, up to 15% of their earnings for the purchase of the Company’s common stock at a discounted price per share. The offerings periods beginning in February and August of each year, except the initial offering period which commenced with the initial public offering in October 2018 and ends on August 20, 2019. The common shares issuable under the 2018 ESPP were registered pursuant to a registration statement on Form S-8 on November 26, 2018.

Unless otherwise determined by the board of directors, the Company’s common stock will be purchased for the accounts of employees participating in the 2018 ESPP at a price per share that is the lesser of 85% of the fair market value of the Company’s common stock on the first trading day of the offering period, which for the initial offering period is the price at which shares of the Company’s common stock were first sold to the public, or 85% of the fair market value of the Company’s common stock on the last trading day of the offering period.

Activity under the equity incentive plans during the three months ended December 31, 2018 is summarized below:

	Shares available	Options outstanding	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding at September 30, 2018	860,287	2,520,485	$8.22	8.38	$11,482,909
Additional shares authorized	2,494,700	—
Stock options granted	(1,038,532)	1,038,532	25.46
Stock options exercised	—	(48,841)	4.67
Stock options forfeited	10,136	(10,136)	9.52
Restricted stock units granted	(395,698)	—	—
Early exercised options repurchased	442	—

Outstanding at December 31, 2018	1,931,335	3,500,040	13.38	8.63	$37,247,861

Vested or expected to vest and exercisable at December 31, 2018		3,500,040	13.38	8.63	$37,247,861

Total stock-based compensation expense recognized was as follows:

	Three months ended December 31,
(in thousands)	2017	2018
Cost of revenues	$77	$251
Research and development	144	300
Selling, general and administrative	315	1,313

Total stock-based compensation	$536	$1,864

As of December 31, 2018, there was $31.3 million of total unrecognized compensation cost related to non-vested stock options under the equity incentive plans that is expected to be recognized over a weighted average period of 3.75 years.

Restricted Stock Units

Restricted stock primarily consists of restricted stock unit awards (RSUs) which have been granted to employees. The value of an RSU grant is based on the Company’s stock price on the date of grant. The shares underlying the RSU awards are not issued until the RSUs vest. Upon vesting, each RSU converts into one share of the Company’s common stock. In November 2018, the Company granted 395,698 RSUs to its employees and executive officers under the 2018 Plan of which 390,002 have a service-based vesting condition over a five-year period and 5,696 have a service-based vesting condition over a four-year period. The RSUs have a weighted average grant date fair value of $26.66. As of December 31, 2018, there was $10.4 million of total unrecognized compensation cost related to this issuance that is expected to be recognized over a weighted-average period of 4.9 years.

12. Net loss per share attributable to common stockholders

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders:

	Three months ended December 31,
(in thousands, except share and per share data)	2017	2018
Numerator:
Net loss attributable to common stockholders	$(16,937)	$(22,639)

Denominator:
Weighted average shares used in computing net loss per share, basic and diluted	2,638,068	19,187,533

Net loss per share attributable to common stockholders, basic and diluted	$(6.42)	$(1.18)

The potentially dilutive common shares that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive for the periods presented are as follows:

	Three months ended December 31,
(in thousands, except share and per share data)	2017	2018
Shares subject to options to purchase common stock	1,894,028	3,500,040
Unvested restricted shares of common stock	493,756	81,473
Unvested restricted shares units of common stock	—	395,698
Unvested shares of common stock issued upon early exercise of stock options	64,640	59,548
Shares subject to warrants to purchase common stock	64,127	74,670
Shares subject to warrants to purchase redeemable convertible preferred stock	79,444	—
Shares of redeemable convertible preferred stock	15,091,496	—

Total	17,687,491	4,111,429

13. Geographic, product and industry information

The table below sets forth revenues by geographic region, based on ship-to destinations. North America consists of Canada and Mexico; EMEA consists of Europe, Middle East, and Africa; and APAC consists of Japan, China, South Korea, Singapore, Malaysia and Australia.

	Three months ended December 31,
(in thousands)	2017	2018
United States	$3,010	$8,569
EMEA	1,102	2,435
APAC	151	420
North America	50	68

Total	$4,313	$11,492

The table below sets forth revenues by products.

	Three months ended December 31,
(in thousands)	2017	2018
Synthetic genes	$3,116	$6,511
Oligo pools	728	810
DNA libraries	308	413
NGS tools	161	3,758

Total	$4,313	$11,492

The table below sets forth revenues by industry.

	Three months ended December 31,
(in thousands)	2017	2018
Industrial chemicals	$2,678	$5,346
Academic research	964	1,972
Healthcare	568	3,981
Agricultural	103	193

Total	$4,313	$11,492

Long-lived assets located in the United States were $13.1 million as of December 31, 2018. Long-lived assets located outside of the United States were $0.5 million as of December 31, 2018.

*    *     *    *    *

Item 2.	Management’s discussion and analysis of financial condition and results of operations

You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended September 30, 2018 filed with the U.S. Securities and Exchange Commission, or the SEC, on December 20, 2018, or Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those discussed in the section entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. In preparing this MD&A, we presume that readers have access to and have read the MD&A in our Annual Report on Form 10-K, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K.

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

We have also leveraged the versatility of our platform to expand our product portfolio into other markets in which we believe we have a competitive advantage. In February 2018, we launched an innovative and comprehensive preparation kit for next generation sequencing at the Advances in Genome Biology and Technology conference. Our kit leverages our platform to precisely synthesize oligo pools and uniformly amplify the desired target DNA segments, considerably improving the accuracy of the downstream sequencing analysis. We have also commercialized a custom DNA library solution which enables more effective biologic drug discovery and development for our customers. We believe we can further leverage our platform to develop other proprietary tools, such as our GPCR library and antibody optimization solution, to provide an end-to-end solution in biologics drug discovery and early development, from target to Investigational New Drug (IND) application, adding value as a partner to biotech and pharmaceutical companies. We also aim to explore development of DNA as a digital data storage medium via internal research and industry partnerships.

We have built a scalable commercial platform that enables us to reach a diverse customer base that we believe includes over 100,000 synthetic DNA users today. In order to address this diverse customer base, we have employed a multi-channel strategy comprised of a direct sales force targeting synthetic DNA customers, a direct sales force focusing on the NGS market, international distributors and an e-commerce platform. We launched our proprietary, innovative, and easy-to-use e-commerce platform in October 2017 to existing customers and expanded access to the general public in January 2018. Our platform allows customers to design, validate, and place on-demand orders of customized DNA online. This is a key component of our strategy to address and support our diverse and growing customer base, as well as support commercial productivity, enhance the customer experience, and promote loyalty.

On October 30, 2018, our registration statement on Form S-1 was declared effective by the SEC and our shares began trading on the NASDAQ Global Stock Market on October 31, 2018. A total of 5,750,000 shares were offered and sold at a price of $14.00 per share. As a result of the initial public offering, or IPO, the Company received $69.6 million in net proceeds, after deducting underwriting discounts and commissions of $5.6 million and offering expenses of approximately $5.3 million payable by the Company.

In the quarter ended December 31, 2018 our net revenues increased sequentially to $11.5 million from $8.4 million in the prior quarter; an increase of 37%. Our net revenues from NGS tools grew to $3.8 million in the first quarter of 2019, from $0.9 million in the fourth quarter of 2018, due to early adopters beginning to ramp up production volumes. Our gene revenue attributable to Ginkgo Bioworks, our largest customer, was $2.7 million in the first quarter of 2019, versus $3.2 million in fourth quarter of 2018. Our non-Ginkgo gene revenue increased to $3.8 million revenue in the first quarter of 2019 versus $2.9 million in the prior quarter for sequential growth of 30%. Our selling, general and administrative, or SG&A expenses increased to $15.3 million from $13.0 million in the prior quarter due to increases in salary and compensation, as we expanded our infrastructure, costs related to the IPO, and continued commercialization of our products. Our R&D expenses increased from $6.1 million in fourth quarter 2018 to $7.3 million in the current quarter driven primarily by increased salary and compensation as we continue to build out our R&D capabilities as well as consumable materials.

As of September 30, 2018 and December 31, 2018, we had $80.8 million and $130.2 million in cash, cash equivalents and short term investments, respectively.

Financial overview

The following table summarizes certain selected historical financial results:

	Three months ended December 31,
(in thousands)	2017	2018
Revenues	$4,313	$11,492
Loss from operations	(16,751)	(22,897)
Net loss attributable to common stockholders	(16,937)	(22,639)

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

	Three months ended December 31,
(in thousands, except percentages)	2017	%	2018	%
United States	$3,010	70%	$8,569	74%
EMEA	1,102	25%	2,435	21%
APAC	151	4%	420	4%
North America	50	1%	68	1%

Total revenues	$4,313	100%	$11,492	100%

Revenues by products

The table below sets forth revenues by products:

	Three months ended December 31,
(in thousands, except percentages)	2017	%	2018	%
Synthetic genes	$3,116	72%	$6,511	56%
Oligo pools	728	17%	810	7%
DNA libraries	308	7%	413	4%
NGS tools	161	4%	3,758	33%

Total revenues	$4,313	100%	$11,492	100%

Revenues by industry

The table below sets forth revenues by industry:

	Three months ended December 31,
(in thousands, except percentages)	2017	%	2018	%
Industrial chemicals	$2,678	62%	5,346	46%
Academic research	964	23%	1,972	17%
Healthcare	568	13%	3,981	35%
Agriculture	103	2%	193	2%

Total revenues	$4,313	100%	$11,492	100%

Gene shipments

Shipments and number of genes shipped in the three months ended December 31, 2016, March 31, 2017, June 30, 2017, September 30, 2017, December 31, 2017, March 31, 2018, June 30, 2018, September 30, 2018 and December 31, 2018 were as follows:

	Three months ended
	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
(in thousands, except shipments)	2016	2017	2017	2017	2017	2018	2018	2018	2018
Number of genes shipped	18,210	31,019	38,210	38,023	44,784	71,246	60,252	70,820	71,246
Number of shipments	137	292	569	751	964	1,251	1,694	2,229	2,943

Comparison of the three months ended December 31, 2017 and 2018

Revenues

	Three months ended December 31,
(in thousands, except percentages)	2017	2018	Change	%
Revenues	$4,313	$11,492	$7,179	166%

Revenues increased from $4.3 million to $11.5 million in the three months ended December 31, 2018, which was an increase of $7.2 million, or 166%, over the three months ended December 31, 2017. The revenue increase was primarily driven by increases in synthetic genes revenue of $3.4 million and NGS tools revenue of $3.6 million. The primary increase in synthetic genes revenue is due to volume increases of genes shipped to customers period-over-period, driven by increased investment in our sales force infrastructure, international expansion and the launching of the e-commerce platform in fiscal 2018. In the three months ended December 31, 2018, we shipped 71,246 genes compared to 44,784 genes in the three months ended December 31, 2017, an increase of 59%. Gene pricing to our customers was relatively constant period-over-period. The primary reasons for NGS tools revenue growth period-over-period was attributed to increased investment in our sales force infrastructure and as more customers commercially adopt our NGS tools the volume of units shipped increased as our customers migrate from pilot to commercial volumes. We do not believe the pricing had a meaningful impact on the revenue changes for NGS tools period-over-period.

Cost of revenues

	Three months ended December 31,
(in thousands, except percentages)	2017	2018	Change	%
Cost of revenues	$7,498	$11,857	$4,359	58%

In the three months ended December 31, 2018, cost of revenue increased to $11.9 million from $7.5 million from the three months ended December 31, 2017. The increase was primarily due to payroll and stock compensation related expense increase of $1.5 million due to an increase in headcount, increased consumption of reagents and production materials of $2.3 million, information technology and facilities cost increase of $0.6 million, $0.1 million increase in depreciation expense related to additional equipment for increased production capacity, and increased maintenance costs of $0.1 million. These expenses were partially offset by a decrease in subcontracting services of $0.1 million related to utilizing more fulltime employees.

Research and development expenses

	Three months ended December 31,
(in thousands, except percentages)	2017	2018	Change	%
Research and development	$4,303	$7,273	$2,970	69%

In the three months ended December 31, 2018, research and development expenses increased to $7.3 million from $4.3 million in the three months ended December 31, 2017. The increase was driven primarily due to increased payroll and stock compensation related expense of $1.6 million as a result of expanding R&D capabilities and our platform for pharmaceutical biologics drug discovery. Subcontracting services costs increased by $0.2 million and outside services costs increased by $0.1 million to support software and product development. As we increased R&D efforts our consumption of reagents and production materials increased by $0.3 million, lab equipment costs increased by $0.2 million, as well as other increases of $0.4 million.

Selling, general and administrative expenses

	Three months ended December 31,
(in thousands, except percentages)	2017	2018	Change	%
Selling, general and administrative	$9,263	$15,259	$5,996	65%

In the three months ended December 31, 2018, selling, general and administrative expenses increased to $15.3 million from $9.3 million in the three months ended December 31, 2017, primarily due to increases in payroll expenses related to increased headcount, advertising and marketing expenses, professional and legal expenses, stock compensation expenses and information technology related charges. Salaries and related costs increased by $3.6 million, as we expanded our commercial team. In addition, professional services expenses increased by $1.0 million due to commercial expansion of our products and setting up our infrastructure to become a public company. Our marketing related activities increased $0.6 million and remaining increases all relate to commercialization of sales group or corporate development towards preparation of going public.

Interest, and other income (expense), net

	Three months ended December 31,
(in thousands, except percentages)	2017	2018	Change	%
Interest income	$158	$664	$506	320%
Interest expense	(273)	(348)	(75)	(27)%
Other income (expense)	(19)	(15)	4	21%

Total interest, and other income (expense), net	$(134)	$301	$435	325%

Interest income was $0.2 million in the three months ended December 31, 2017 and $0.7 million in the three months ended December 31, 2018, resulting from our short-term investments. Interest expense was $0.3 million in the three months ended December 31, 2017 and 2018 related to our outstanding debt.

Provision for income taxes

	Three months ended December 31,
(in thousands, except percentages)	2017	2018	Change	%
Provision for income taxes	$52	$43	$9	17%

We recorded $0.1 million in the three months ended December 31, 2017 and 2018.

Liquidity and capital resources

As of December 31, 2018, our principal sources of liquidity were $130.2 million of cash and cash equivalents and marketable securities, which primarily consist of short-term, investment-grade commercial paper, corporate bonds, and U.S. government treasury bills. We believe our existing cash and cash equivalents, investments in marketable securities and cash from operations will be sufficient to meet our working capital needs, capital expenditures and financing obligations for at least the next 12 months.

Our future capital requirements will depend on many factors, including our growth rate, the expansion of our direct sales force, strategic relationships and international operations, the timing and extent of spending to support research and development efforts and the continuing market acceptance of our solutions. We may require additional equity or debt financing. Sales of additional equity could result in dilution to our stockholders. If we raise funds by borrowing from third parties, the terms of those financing arrangements would require us to incur interest expense and may include negative covenants or other restrictions on our business that could impair our operating flexibility. We can provide no assurance that financing will be available at all or, if available, that we could be able to obtain financing on terms favorable to us. If we are unable to raise additional capital when needed, we would be required to curtail our operating activities and capital expenditures, and our business operating results and financial condition would be adversely affected.

Operating capital requirements

Our primary uses of capital are, and we expect will continue to be for the near future, compensation and related expenses, manufacturing costs, laboratory and related supplies, legal and other regulatory expenses and general overhead costs. As of December 31, 2018, we had $2.4 million in commitments for capital expenditures.

Cash flows

The following table summarizes our sources and uses of cash and cash equivalents:

	Three months ended December 31,
(in thousands)	2017	2018
Net cash used in operating activities	$(16,016)	$(21,684)
Net cash provided by (used in) investing activities	8,215	(65,757)
Net cash provided by financing activities	2,662	72,999
Net increase (decrease) in cash and cash equivalents	$(5,139)	$(14,442)

Operating activities

Net cash used in operating activities was $16.0 million in the three months ended December 31, 2017, and consisted primarily of a net loss of $16.9 million adjusted for non-cash items including depreciation and amortization expenses of $1.4 million, stock-based compensation expense of $0.5 million, and a change in operating assets and liabilities of approximately $1.0 million.

Net cash used in operating activities was $21.7 million in the three months ended December 31, 2018, and consisted primarily of a net loss of $22.6 million adjusted for non-cash items including depreciation and amortization expenses of $1.6 million, stock-based compensation expense of $1.9 million, a change in operating assets and liabilities of approximately $2.6 million.

Investing activities

In the three months ended December 31, 2017, our investing activities provided net cash of approximately $8.2 million. Investing activities included the purchases and maturity of investments and purchases of laboratory property, equipment and computers.

In the three months ended December 31, 2018, our investing activities used net cash of approximately $65.8 million. The use of net cash resulted primarily from the net impact of purchases and maturity of investments, and purchases of laboratory property, equipment and computers.

Financing activities

Net cash provided by financing activities was $2.7 million in the three months ended December 31, 2017, which consisted of $3.0 million from the issuance of redeemable convertible preferred stock, $0.1 million from the issuance of common stock, off-set by the payment of $0.5 million of deferred offering costs.

Net cash provided by financing activities was $73.0 million in the three months ended December 31, 2018, which consisted of $72.8 million in proceeds from initial public offering, net of underwriting discounts, commissions and offering expenses, and $0.2 million from the issuance of common stock and exercise of stock options.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements.

Contractual obligations and other commitments

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

In March 2018, we entered into a stock purchase agreement related to the sale of additional shares of our Series D redeemable convertible preferred stock for the amount of $70.0 million. Pursuant to a side letter to the stock purchase agreement, we have committed, subject to certain conditions, to using commercially reasonable efforts to invest up to $5.0 million, $10.0 million and $10.0 million over a three year period in connection with the incorporation, business and/or operations of a wholly owned foreign enterprise in the People’s Republic of China (PRC).

Critical accounting policies and significant management estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Changes in these estimates and assumptions or conditions could significantly affect our financial condition and results of operations.

During the three months ended December 31, 2018, there were no significant changes to our critical accounting policies and estimates from those previously reported and disclosed in our Annual Report on Form 10-K. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K filed with the SEC on December 20, 2018 provides a more complete discussion of our critical accounting policies and estimates.

Recently issued accounting pronouncements

For a description of accounting changes and recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our condensed consolidated financial statements, see Note 2, “Summary of Significant Accounting Policies” in Item 1 of Part I of this Quarterly Report on Form 10-Q for a full description of the recent accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial condition.

Item 3.	Quantitative and qualitative disclosures about market risk

Interest rates risk

We had cash and cash equivalents totaling $80.8 million and $66.5 million as of September 30, 2018 and December 31, 2018, respectively. We had no short-term investments as of September 30, 2018 and $63.7 million as of December 31, 2018. Our cash and cash equivalents consist of cash in bank accounts and money market funds, and short-term investments consist of U.S. government agency bonds, corporate bonds, and commercial paper. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Foreign currency exchange rate risk

Substantially all of our revenues and operating expenses are denominated in U.S. dollars. Therefore, as of December 31, 2018, we do not believe that our exposure to foreign currency exchange risk is material to our business, financial condition or results of operations. However, we expect an increasing portion of our future revenues to be denominated in currencies other than the U.S. Dollar. If a significant portion of our revenue or operating expenses were to become denominated in currencies other than U.S. dollars, we may not be able to effectively manage this risk, and our business, financial condition and results of operations could be adversely affected by translation to U.S. dollars and by transactional foreign currency conversions.

Item 4.	Controls and procedures

(a) Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018 as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by the Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Inherent Limitations on Effectiveness of Controls

Our management, including our chief executive officer and our chief financial officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their cost. Because of the inherent limitations in all control systems, no evaluation of control can provide absolute assurance that all issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. Other information

Item 1.	Legal proceedings

On February 3, 2016 Agilent filed a lawsuit against us and our Chief Executive Officer, Ms. Emily Leproust, in the Superior Court of California, Santa Clara County, or the Court. The complaint also names Does 1 through 20, which are fictitious placeholder defendants. As discussed below in more detail, after the Court granted Agilent leave to do so, Agilent filed a second amended complaint on December 13, 2018, which included adding two individuals as defendants, and Agilent may seek to amend its complaint to name additional defendants in the future. Agilent’s complaint alleges three claims against Twist and Ms. Leproust: (1) alleged breach of contract, related to the use of confidential information and alleged breach of non-solicitation obligations against Ms. Leproust; (2) alleged breach of a duty of loyalty against Ms. Leproust; and (3) alleged misappropriation of trade secrets under the California Uniform Trade Secrets Act, or CUTSA, against all defendants.

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

On December 7, 2018, the Court granted Agilent’s motion to amend its complaint, permitting Agilent to file its Second Amended Complaint. This new complaint, filed on December 13, 2018, adds amended allegations against us and Ms. Leproust, and also new claims for breach of contract and trade secret misappropriation against two individuals, Dr. Siyuan Chen, a current employee and Ms. Solange Glaize, a former employee. However, the Court denied Agilent’s motion for a protective order, and did not set any limits on discovery.

Also, on December 7, 2018, the Court held a case management conference, and set trial to start on February 24, 2020.

Agilent’s specific allegations against Twist and Ms. Leproust are set forth in its second amended complaint, which maintains the same set of claims against Twist and Ms. Leproust as the superseded first amended complaint. With regard to the misappropriation claim, Agilent alleges, among other things, that Twist and Ms. Leproust misappropriated trade secrets relating to Agilent’s oligonucleotide synthesis technology and used those secrets to develop Twist’s technology and identify personnel to hire from Agilent. With regard to the breach of loyalty claim, Agilent alleges, among other things, that Ms. Leproust improperly withheld strategic business and technological plans from Agilent and diverted those plans to Twist instead. With regard to the breach of contract claim, Agilent alleges, among other things, that Ms. Leproust violated her contractual obligations under her employment agreement with Agilent, including by failing to disclose the aforementioned plans and by soliciting one or more Agilent employees to terminate their employment within two years of her resignation.

Agilent’s requested relief in its second amended complaint includes: compensatory damages; injunctive relief; punitive and/or statutory exemplary damages; a constructive trust upon allegedly misappropriated assets and gains derived from alleged breaches of agreements; and its attorneys’ fees and costs.

On January 29, 2019, Twist and Ms. Leproust filed a demurrer and motion to strike Agilent’s second amended complaint, challenging each of Agilent’s claims. First, Defendants assert that Agilent’s breach of contract claim is antithetical to California law and public policy favoring employee mobility. Second, Defendants assert that California precedent requires that Agilent’s duty of loyalty claim be dismissed. Third, Defendants assert that Agilent’s trade secret misappropriation claims must be dismissed for failure to identify any harm. The hearing on the demurrer and motion to strike is currently set for May 3, 2019.

That same day, Twist and Leproust filed a cross-complaint, asserting six counterclaims against Agilent and Does 1-10 for (1) declaration of no trade secret misappropriation; (2) declaration of no breach of contract; (3) declaration of no breach of duty of loyalty; (4) defamation, defamation per se, libel, libel per se, slander, and slander per se; (5) intentional interference with prospective economic advantage; (6) unlawful and unfair competition. Twist Bioscience and Ms. Leproust also filed their answer and affirmative defenses to Agilent’s second amended complaint. The answer to Agilent’s second amended complaint responded to Agilent’s allegations and asserted numerous affirmative defenses and furthermore denies Agilent’s claims have merit or entitle it to any relief.

We and Ms. Leproust currently believe that we have substantial and meritorious defenses to Agilent’s claims and intend to vigorously defend our position and prosecute our counterclaims, including through the trial and appellate stages if necessary. The outcome of any litigation, however, is inherently uncertain and there can be no assurance that the outcome of the case or the costs of litigation, regardless of outcome, will not have a material adverse effect on our business.

We may also be subject to various other legal proceedings and claims arising in the ordinary course of business. Although occasional adverse decisions or settlements may occur, management believes that the final disposition of such matters will not have a material adverse effect on our business, financial position, results of operations or cash flows.

Item 1A.	Risk factors

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding other statements in this Quarterly Report Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes, before making a decision to invest in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risk and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations.    If any of the events or circumstances described in the following risk factors actually occurs, our business, operating results, financial condition, cash flows and prospects could be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

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

We have incurred net losses in each year since inception and have generated limited revenue from product sales to date. We expect to incur increasing costs as we grow our business. We cannot be certain if or when we will produce sufficient revenue from our operations to support our costs. Even if profitability is achieved, we may not be able to sustain profitability. We incurred net losses of $44.1 million, $59.3 million and $71.2 million for the years ended September 30, 2016, 2017 and 2018, respectively. As of December 31, 2018, we had an accumulated deficit of $233.5 million. We expect to incur substantial losses and negative cash flow for the foreseeable future. In addition, as a public company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. These increased expenses will make it harder for us to achieve and sustain future profitability. We may incur significant losses in the future for a number of reasons, many of which are beyond our control, including the other risks described in this Form 10-Q, the market acceptance of our products, future product development and our market penetration and margins.

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

Our future capital requirements depend on many factors, including:

•	the number and characteristics of any additional products or manufacturing processes we develop or acquire to serve new or existing markets;

•	the scope, progress, results and costs of researching and developing future products or improvements to existing products or manufacturing processes;

•	the cost of manufacturing our DNA synthesis equipment and tools and any future products we successfully commercialize;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;

•	the costs of expanding our sales and marketing capabilities in the U.S. and in other geographies, including China;

•	any lawsuits related to our products or commenced against us, including the costs associated with our current litigation with Agilent;

•	the expenses needed to attract and retain skilled personnel; the costs associated with being a public company;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and

•	the timing, receipt and amount of sales of, or royalties on, any future approved products, if any.

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

The estimates of market opportunity and forecasts of market growth included in this Form 10-Q may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. For example, several of the reports rely on discussions with industry thought leaders, employ projections of future applications of synthetic biology and next generation sequencing technology in major end-user market segments and by technology type, and incorporate data from secondary sources such as company websites as well as industry, trade and government publications. The estimates and forecasts in this Form 10-Q relating to the size and expected growth of our market may prove to be inaccurate. Even if the market in which we compete meets the size estimates and growth forecasted in this Form 10-Q, our business could fail to grow at the rate we anticipate, if at all.

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

In order to grow our business, we must continue to attract new customers and retain and grow sales from our existing customers on a cost-effective basis. To do this, we aim to attract new and existing buyers of synthetic DNA, convert makers of synthetic DNA into buyers of synthetic DNA, and achieve widespread market acceptance by delivering both our current product offerings and new products and technologies at low-cost, with high- quality, reliable turn-around times and throughput, superior e-commerce services and effective technical support. We cannot guarantee that our efforts to provide these key requirements will be consistently acceptable to, and meet the performance expectations of, our customers and potential customers. If we are unable to successfully attract and retain customers, our business, financial position and results of operations would be negatively impacted.

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

Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this “Risk factors” section in this Form 10-Q could result in the actual operating results being different from our guidance, and the differences may be adverse and material.

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

We and our chief executive officer are currently involved in litigation with Agilent in which Agilent has alleged a claim of trade secret misappropriation against our Company and trade secret misappropriation and other related claims against our chief executive officer and also against two other individuals: a current Company employee and a former Company employee. This litigation with Agilent could result in significant expense. Agilent has considerable resources available to it; we, on the other hand, are an early-stage commercial company with comparatively few resources available to us to engage in costly and protracted litigation. Intellectual property infringement claims asserted against us could be costly to defend and could limit our ability to use some technologies in the future. They will be time consuming, will divert our chief executive officer’s, management’s and scientific personnel’s attention, may be used by Agilent in an effort to generate negative publicity with our customers and investors, and may result in liability for substantial damages. For example, we have incurred and anticipate that we will continue to incur significant expense and substantial time in defending against our current intellectual property infringement dispute with Agilent. In another example, we have incurred and anticipate that we will continue to incur significant expense and substantial time in preparing and prosecuting counterclaims alleged against Agilent. We anticipate that Agilent may use litigation, including filing amended or new complaints, other court filings, public statements and press releases, regardless of merit in an attempt to disrupt our business and create uncertainty about our future prospects, which could create volatility in the trading price of our common stock or damage to our reputation in the marketplace.

An adverse judgment in the Agilent proceeding could require us to pay damages, attorneys’ fees, costs and expenses, or result in injunctive relief, or generate negative publicity, any of which could materially adversely affect our business, financial condition, results of operations and prospects. For more information on our current legal and regulatory proceedings, see the section of this Form 10-Q captioned “ Legal proceedings.” And for other risks related to our intellectual property, see the section of this Form 10-Q captioned “Risks related to our intellectual property.” We may also in the future be involved with other litigation. We expect that the number of such claims may increase as our scale and the level of competition in our industry segments grows.

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

In September 2017, we entered into an amended and restated loan and security agreement with SVB. Our credit facility contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

•	sell, transfer, lease or otherwise dispose of our assets;

•	create, incur or assume additional indebtedness;

•	engage in certain changes in business, management, control, or business location

•	encumber or permit liens on certain of our assets;

•	make restricted payments, including paying dividends on, repurchasing or making distributions with respect to our common stock;

•	make specified investments (including loans and advances);

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets or acquire other entities;

•	make or permit any payment on any subordinated debt; and

•	enter into certain transactions with our affiliates.

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

To determine the priority of inventions, we may have to initiate and participate in interference proceedings declared by the USPTO that could result in substantial legal fees and could substantially affect the scope of our patent protection. Also, our intellectual property may be subject to significant administrative and litigation proceedings such as invalidity, unenforceability, re-examination and opposition proceedings against our patents. Whether merited or not, we may additionally face allegations that we have infringed the trademarks, copyrights, patents and other intellectual property rights of third parties, including patents held by our competitors or by non-practicing entities. If we fail to identify and correctly interpret relevant patents, we may be subject to infringement claims. We may also face allegations that our employees have misappropriated the intellectual property rights of their former employers or other third parties. The outcome of any litigation or other proceeding is inherently uncertain and the results might not be favorable to us. For more information on our current legal and regulatory proceedings, see the section of this Form 10-Q captioned “Legal proceedings.”

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

We may find that our programs require the use of proprietary rights held by third parties, and the growth of our business may depend in part on our ability to acquire, in-license or use these proprietary rights. We may be unable to acquire or in-license compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify as necessary for our products and technologies. The licensing and acquisition of third-party intellectual property rights is a competitive area, and other companies may also be pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These companies may have a competitive advantage over us due to their size, financial resources and greater commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. Moreover, collaboration arrangements are complex and time-consuming to negotiate, document, implement and maintain. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements should we so choose to enter into such arrangements. We also may be unable to license or acquire third-party intellectual property rights on terms that would be favorable to us or would allow us to make an appropriate return on our investment.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception these sales might occur, could cause the market price of our common stock to decline and could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 2018, we had 28,012,874 shares of common stock outstanding (on an as-converted basis), 5,750,000 of which were freely tradable.

The holders of an aggregate of 21,110,264 shares of our common stock as of December 31, 2018, have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements we may file for ourselves or our stockholders. We have registered shares of common stock which we may issue under our 2018 Equity Incentive Plan and 2018 Employee Stock Purchase Plan and they may be sold freely in the public market upon issuance.

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

We have never declared or paid any dividends on our common stock and do not intend to pay any dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the operation of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments. Furthermore, we are party to a credit agreement with Silicon Valley Bank which contains negative covenants that limit our ability to pay dividends. For more information, see the section of this Form 10-Q captioned “Management’s discussion and analysis of financial condition and results of operation—Liquidity and capital resources.” For more information regarding the negative covenants in our loan and security agreement with Silicon Valley Bank, see “Risk factors—Our credit facility contains restrictions that limit our flexibility in operating our business.”

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

Item 2.	Unregistered sales of equity securities and use of proceeds

Sales of unregistered securities

During the three months ended December 31, 2018, we issued and sold the following unregistered securities:

•

From December 1, 2018 to October 31, 2018, we issued stock options to certain of our service providers, executive officers and directors to purchase an aggregate of 45,334 shares of the Company’s common stock under the 2013 Plan and 2018 Plan, with exercise prices ranging from $14.00 to $15.00 per share. No consideration was received for such stock options.

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

Item 3.	Defaults upon senior securities

None.

Item 4.	Mine safety disclosures

Not applicable.

Item 5.	Other information

None

Item 6.	Exhibits

Exhibit Number	Description	Filed / Furnished / Incorporated from Form	Incorporated by Reference from Exhibit Number	Date Filed

3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	11/7/2018

3.2	Amended and Restated Bylaws	8-K	3.2	11/7/2018

4.1	Form of common stock certificate.	S-1/A	4.1	10/17/2018

4.2	Reserved

4.3	Amended and Restated Registration Rights Agreement by and among Twist Bioscience Corporation and certain holders of its capital stock dated March 19, 2018	S-1/A	4.3	10/17/2018

4.4	Warrant to Purchase Stock by and between Twist Bioscience Corporation and Silicon Valley Bank, dated October 8, 2013.	S-1	4.4	10/3/2018

4.5	Warrant to Purchase Stock by and between Twist Bioscience Corporation and Silicon Valley Bank, dated September 2, 2014.	S-1	4.5	10/3/2018

4.6	Warrant to Purchase Stock by and between Twist Bioscience Corporation and Silicon Valley Bank, dated December 22, 2015.	S-1	4.6	10/3/2018

4.7	Warrant to Purchase Stock by and between Twist Bioscience Corporation and Silicon Valley Bank, dated March 28. 2016.	S-1	4.7	10/3/2018

4.8	Warrant to Purchase Common Stock by and between Twist Bioscience Corporation and Life Science Loans II, LLC. dated September 6, 2017.	S-1	4.8	10/3/2018

4.9	Warrant to Purchase Common Stock by and between Twist Bioscience Corporation and Silicon Valley Bank, dated September 6, 2017.	S-1	4.9	10/3/2018

10.1+	2013 Stock Plan and forms of agreement thereunder.	S-1	10.1	10/3/2018

10.2+	2018 Equity Incentive Plan and forms of agreement thereunder.	S-1/A	10.2	10/17/2018

10.3+	2018 Employee Stock Purchase Plan.	S-1/A	10.3	10/17/2018

10.4+	Executive Incentive Bonus Plan.	S-1	10.4	10/3/2018

10.5+	Amended and Restated Employment Agreement by and between Twist Bioscience Corporation and Emily M. Leproust.	S-1/A	10.5	10/26/2018

10.6+	Amended and Restated Employment Agreement by and between Twist Bioscience Corporation and James Thorburn.	S-1/A	10.6	10/26/2018

10.7+	Amended and Restated Employment Agreement by and between Twist Bioscience Corporation and Mark Daniels.	S-1/A	10.7	10/26/2018

Exhibit Number	Description	Filed / Furnished / Incorporated by Reference Form	Incorporated by Reference from Exhibit Number	Date Filed

10.8	Form of Indemnification Agreement between Twist Bioscience Corporation and each of its Officers and Directors.	S-1/A	10.8	10/17/2018

10.9	Fourth Amended and Restated Loan and Security Agreement by and between Twist Bioscience Corporation, Silicon Valley Bank and certain other co-borrowers, dated September 6. 2017.	S-1	10.9	10/3/2018

10.10	Lease Agreement by and between Twist Bioscience Corporation and ARE-San Francisco No. 19, LLC, dated July 26, 2013.	S-1	10.10	10/3/2018

10.10.1	First Amendment to Lease by and between Twist Bioscience Corporation and ARE-San Francisco No. 19, LLC, dated August 7, 2013.	S-1	10.10.1	10/3/2018

10.10.2	Second Amendment to Lease by and between Twist Bioscience Corporation and ARE-San Francisco No. 19, LLC. dated May 19, 2015.	S-1	10.10.2	10/3/2018

10.10.3	Third Amendment to Lease by and between Twist Bioscience Corporation and ARE-San Francisco No. 19, LLC, dated September 23, 2015.	S-1	10.10.3	10/3/2018

10.10.4	Fourth Amendment to Lease by and between Twist Bioscience Corporation and ARE-San Francisco No. 19, LLC, dated January 6, 2016.	S-1	10.10.4	10/3/2018

10.10.5	Fifth Amendment to Lease by and between Twist Bioscience Corporation and ARE-San Francisco No. 19, LLC, dated April 12, 2016.	S-1	10.10.5	10/3/2018

10.11	Lease Agreement by and between Twist Bioscience Corporation and ARE-San Francisco No. 32. LLC dated March 21, 2018.	S-1	10.11	10/3/2018

10.12	Sublease Agreement by and between Twist Bioscience Corporation and Blade Therapeutics, Inc., dated May 25, 2016.	S-1	10.12	10/3/2018

10.13*	Supply Agreement by and between Twist Bioscience Corporation and Ginkgo Bioworks, Inc., dated March 2, 2018.	S-1	10.13	10/3/2018

10.14*	End User Supply Agreement by and between Twist Bioscience Corporation and FUJIFILM Dimatix, Inc., dated November 5, 2015.	S-1	10.14	10/3/2018

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by President and Chief Executive Officer.	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by President and Chief Financial Officer.	Filed herewith

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by President and Chief Executive Officer.	Furnished herewith

32.2†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by President and Chief Executive Officer.	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment that was separately filed with the SEC.
+	Indicates a management contract or compensatory plan.
†

The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Twist Bioscience Corporation. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, regardless of any general incorporation language contained in any filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 11, 2019	Twist Bioscience Corporation

	By:	/s/ James M. Thorburn
James M. Thorburn
Chief Financial Officer