Form 10-Q
period 2019-03-31
Twist Bioscience Corp
filed 2019-05-02
CIK 1581280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-38720

Twist Bioscience Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware	46-2058888
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

455 Mission Bay Boulevard South, Suite 545, San Francisco, CA 94158

(Address of principal executive offices and zip code)

(800) 719-0671

(Registrant’s telephone number, including area code)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	TWST	The Nasdaq Global Select Market

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Small reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐     No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of the Registrant’s common stock outstanding as of April 29, 2019, was 28,039,937.

TWIST BIOSCIENCE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2019

i

Forward-looking statements

This Quarterly Report on Form 10-Q for the Quarter ended March 31, 2019, or Form 10-Q, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The words “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” and variations of such words and similar expressions are intended to identify such forward-looking statements, which may include, but are not limited to, statements concerning the following:

•	our ability to increase our revenue and our revenue growth rate;

•	estimates of our expenses, future revenues, capital requirements and our needs for additional financing; our estimates of the size of our market opportunities;

•	our expectations regarding our ability to increase DNA production, reduce turnaround times and drive cost reductions for our customers;

•

our expectations regarding our ability to effectively produce and deliver our sample preparation kits for next generation sequencing, and the kits’ ability to leverage our platform to improve the accuracy of the downstream sequencing analysis;

•

our ability to successfully move our manufacturing operations from our San Francisco facility to our South San Francisco facility and our ability to obtain relevant ISO certifications for the new facility on a timely basis;

•	our ability to effectively manage our growth;

•	our ability to successfully enter new markets and manage our international expansion including in China;

•	our ability to protect our intellectual property, including our proprietary DNA synthesis platform and technology related to our next generation sample preparation kits;

•	costs associated with defending intellectual property infringement and other claims;

•	the effects of increased competition in our business;

•	our ability to keep pace with changes in technology and our competitors;

•	our ability to successfully identify, evaluate and manage any future acquisitions of businesses, solutions or technologies;

•	the success of our marketing efforts;

•	the potential purchases of common stock by certain of our existing stockholders and their affiliated entities, including stockholders who are associated with certain of our directors;

•	a significant disruption in, or breach in security of our information technology systems and resultant interruptions in service and any related impact on our reputation;

•	the attraction and retention of qualified employees and key personnel;

•	the effects of natural or man-made catastrophic events;

•	the effectiveness of our internal controls;

•	changes in government regulation affecting our business;

•	the impact of adverse economic conditions; and

•	other risk factors included under the section titled “Risk Factors.”

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

When we use the terms “Twist,” “Twist Bioscience,” the “Company,” “we,” “us” or “our” in this report, we are referring to Twist Bioscience Corporation and its consolidated subsidiaries unless the context requires otherwise. Sequencespace and the Twist logo are trademarks of Twist Bioscience Corporation. All other company and product names may be trademarks of the respective companies with which they are associated.

PART I. Financial information

Item 1.	Financial statements

Twist Bioscience Corporation

Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except share and per share amounts)	September 30, 2018	March 31, 2019
Assets
Current assets
Cash and cash equivalents	$80,757	$28,693
Short-term investments	—	75,631
Accounts receivable, net	5,419	7,998
Inventories	6,028	4,449
Prepaid expenses and other current assets	3,467	4,220

Total current assets	$95,671	$120,991
Property and equipment, net	12,331	14,940
Goodwill	1,138	1,138
Intangible assets, net	712	610
Restricted cash, non-current	579	579
Other non-current assets	5,360	1,912

Total assets	$115,791	$140,170

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$7,531	$4,505
Accrued expenses	2,166	2,412
Accrued payroll	5,401	7,436
Current portion of long-term debt	2,500	3,333
Other current liabilities	939	894

Total current liabilities	$18,537	$18,580
Redeemable convertible preferred stock warrant liability	631	—
Long-term debt, net of current portion	7,218	5,828
Other non-current liabilities	344	282

Total liabilities	$26,730	$24,690

Commitments and contingencies (Note 6)
Redeemable convertible preferred stock
Series A redeemable convertible preferred stock, $0.00001 par value—2,854,576 shares and no shares authorized as of September 30, 2018 and March 31, 2019, respectively; 2,817,723 shares and no shares issued and outstanding as of September 30, 2018 and March 31, 2019, respectively.	$9,141	$—
Series B redeemable convertible preferred stock, $0.00001 par value—3,331,878 shares and no shares authorized as of September 30, 2018 and March 31, 2019, respectively; 3,315,645 shares and no shares issued and outstanding as of September 30, 2018 and March 31, 2019, respectively.	25,900	—
Series C redeemable convertible preferred stock, $0.00001 par value—2,510,354 shares and no shares authorized as of September 30, 2018 and March 31, 2019, respectively; 2,491,483 shares and no shares issued and outstanding as of September 30, 2018 and March 31, 2019, respectively.	36,726	—
Series D redeemable convertible preferred stock, $0.00001 par value—10,475,252 shares and no shares authorized as of September 30, 2018 and March 31, 2019, respectively; 10,326,454 shares and no shares issued and outstanding as of September 30, 2018 and March 31, 2019, respectively.	218,716	—

Total redeemable convertible preferred stock	$290,483	$—

Stockholders’ equity (deficit)
Preferred stock, $0.00001 par value—no shares and 10,000,000 shares authorized as of September 30, 2018 and March 31, 2019, respectively; no shares issued or outstanding as of September 30, 2018 and March 31, 2019, respectively.	$—	$—
Common stock, $0.00001 par value—27,775,000 and 100,000,000 shares authorized as of September 30, 2018 and March 31, 2019, respectively; 3,206,048 and 28,024,052 shares issued and outstanding as of September 30, 2018 and March 31, 2019, respectively.	—	—
Additional paid-in capital	9,346	375,043
Accumulated other comprehensive income (loss)	87	(136)
Accumulated deficit	(210,855)	(259,427)

Total stockholders’ equity (deficit)	$(201,422)	$115,480

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$115,791	$140,170

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three months ended March 31,		Six months ended March 31,
(In thousands, except share and per share amounts)	2018	2019	2018	2019
Revenues	$6,166	$13,557	$10,479	$25,049
Operating expenses:
Cost of revenues	$8,095	$11,789	$15,593	$23,646
Research and development	4,711	8,907	9,014	16,180
Selling, general and administrative	9,978	19,124	19,241	34,383

Total operating expenses	$22,784	$39,820	$43,848	$74,209

Loss from operations	$(16,618)	$(26,263)	$(33,369)	$(49,160)

Interest income	148	775	306	1,439
Interest expense	(317)	(340)	(590)	(688)
Other income (expense), net	(43)	(21)	(62)	(36)

Loss before income taxes	$(16,830)	$(25,849)	$(33,715)	$(48,445)
Provision for income taxes	(43)	(84)	(95)	(127)

Net loss attributable to common stockholders	$(16,873)	$(25,933)	$(33,810)	$(48,572)

Other comprehensive loss:
Change in unrealized gain on investments	1	20	—	13
Foreign currency translation adjustment	11	(180)	21	(236)

Comprehensive loss	$(16,861)	$(26,093)	$(33,789)	$(48,795)

Net loss per share attributable to common stockholders—basic and diluted	$(6.32)	$(0.93)	$(12.74)	$(2.06)

Weighted average shares used in computing net loss per share attributable to common stockholders—basic and diluted	2,669,541	27,891,700	2,653,805	23,539,617

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) (unaudited)

	Series A convertible preferred stock		Series B convertible preferred stock		Series C convertible preferred stock		Series D convertible preferred stock		Common stock		Additional paid-in	Other comprehensive	Accumulated	Total stockholders’ equity
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	income	deficit	(deficit)
Balances as of December 31, 2017	2,817,723	$9,141	3,315,645	$25,900	2,491,483	$36,726	6,175,301	$130,856	3,211,968	$—	$6,811	$42	$(156,556)	$(149,703)

Issuance of Series D redeemable convertible preferred stock, net of financing costs of $217	—	—	—	—	—	—	2,644,888	55,972	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	19,186	—	107	—	—	107
Repurchases of early exercised common stock options	—	—	—	—	—	—	—	—	(336)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	736	—	—	736
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	12	—	12
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(16,873)	(16,873)

Balances as of March 31, 2018	2,817,723	$9,141	3,315,645	$25,900	2,491,483	$36,726	8,820,189	$186,828	3,230,818	$—	$7,654	$54	$(173,429)	$(165,721)

	Series A convertible preferred stock		Series B convertible preferred stock		Series C convertible preferred stock		Series D convertible preferred stock		Common stock		Additional paid-in	Other comprehensive	Accumulated	Total stockholders’
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	equity
Balances as of December 31, 2018	—	$—	—	$—	—	$—	—	$—	28,012,874	$—	$372,066	$24	$(233,494)	$138,596

Exercise of stock options	—	—	—	—	—	—	—	—	11,178	—	66	—	—	66
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	2,911	—	—	2,911
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	—	(160)	—	(160)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(25,933)	(25,933)

Balances as of March 31, 2019	—	$—	—	$—	—	$—	—	$—	28,024,052	$—	$375,043	$(136)	$(259,427)	$115,480

	Series A convertible preferred stock		Series B convertible preferred stock		Series C convertible preferred stock		Series D convertible preferred stock		Common stock		Additional paid-in	Other comprehensive	Accumulated	Total stockholders’ equity
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	income	deficit	(deficit)
Balances as of September 30, 2017	2,817,723	$9,141	3,315,645	$25,900	2,491,483	$36,726	6,034,089	$127,866	3,178,819	$—	$6,228	$33	$(139,619)	$(133,358)

Issuance of Series D redeemable convertible preferred stock, net of financing costs of $227	—	—	—	—	—	—	2,786,100	58,962	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	53,092	—	154	—	—	154
Repurchases of early exercised common stock options	—	—	—	—	—	—	—	—	(1,093)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	1,272	—	—	1,272
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	21	—	21
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(33,810)	(33,810)

Balances as of March 31, 2018	2,817,723	$9,141	3,315,645	$25,900	2,491,483	$36,726	8,820,189	$186,828	3,230,818	$—	$7,654	$54	$(173,429)	$(165,721)

	Series A convertible preferred stock		Series B convertible preferred stock		Series C convertible preferred stock		Series D convertible preferred stock		Common stock		Additional paid-in	Other comprehensive	Accumulated	Total stockholders’ equity
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	(deficit)
Balances as of September 30, 2018	2,817,723	$9,141	3,315,645	$25,900	2,491,483	$36,726	10,326,454	$218,716	3,206,048	$—	$9,346	$87	$(210,855)	$(201,422)

Issuance of common stock in public offering, net of underwriting discounts, commissions and offering expenses of $10,903	—	—	—	—	—	—	—	—	5,750,000	—	69,597	—	—	69,597
Exercise of stock options	—	—	—	—	—	—	—	—	60,019	—	232	—	—	232
Conversion of redeemable convertible preferred stock warrant liability to equity	—	—	—	—	—	—	—	—	—	—	631	—	—	631
Conversion of redeemable convertible preferred stock to common stock	(2,817,723)	(9,141)	(3,315,645)	(25,900)	(2,491,483)	(36,726)	(10,326,454)	(218,716)	18,951,305	—	290,462	—	—	290,462
Repurchases of early exercised common stock options	—	—	—	—	—	—	—	—	(442)	—	—	—	—	—

	Series A convertible preferred stock		Series B convertible preferred stock		Series C convertible preferred stock		Series D convertible preferred stock		Common stock		Additional paid-in capital	Other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity (deficit)
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	4,775	—	—	4,775
Net exercise of stock warrants	—	—	—	—	—	—	—	—	57,122	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	—	(223)	—	(223)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(48,572)	(48,572)

Balances as of March 31, 2019	—	$—	—	$—	—	$—	—	$—	28,024,052	$—	$375,043	$(136)	$(259,427)	$115,480

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six months ended March 31,
(in thousands)	2018(1)	2019
Cash flows from operating activities
Net loss	$(33,810)	$(48,572)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,701	3,035
Loss on disposal of property and equipment	36	8
Stock-based compensation	1,272	4,775
Discount accretion on investment securities	—	(521)
Non-cash interest expense	87	125
Change in fair value of redeemable convertible preferred stock warrant liability	46	—
Amortization of debt discount	153	152
Changes in assets and liabilities:
Accounts receivable, net	(1,670)	(2,579)
Inventories	(1,287)	1,579
Prepaid expenses and other current assets	(492)	(731)
Other non-current assets	(259)	(191)
Accounts payable	1,307	(2,017)
Accrued expenses	70	658
Accrued payroll	(433)	2,035
Other liabilities	(247)	(253)

Net cash used in operating activities	(32,526)	(42,497)

Cash flows from investing activities
Purchases of property and equipment	(2,012)	(5,692)
Proceeds from sale of property and equipment	8	—
Purchases of investments	(3,374)	(86,625)
Proceeds from maturity of investments	27,700	11,400

Net cash provided by (used in) investing activities	22,322	(80,917)

Cash flows from financing activities
Proceeds from issuance of common stock and exercise of stock options	282	245
Proceeds from initial public offering, net of underwriting discounts, commissions and offering expenses	—	71,953
Proceeds from issuance of Series D redeemable convertible preferred stock, net of issuance costs	58,962	—
Payments of deferred offering costs	(1,835)	—
Principal repayment on long term debt	—	(833)

Net cash provided by financing activities	57,409	71,365

Net increase (decrease) in cash, cash equivalents, and restricted cash	47,205	(52,049)
Cash, cash equivalents, and restricted cash at beginning of period	31,429	81,537

Cash, cash equivalents, and restricted cash at end of period	78,634	29,488

Supplemental disclosure of cash flow information
Interest paid	390	413
Income taxes paid, net of refunds	12	161
Non-cash investing and financing activities
Property and equipment additions included in accounts payable and accrued expenses	24	186
Deferred offering costs included in accounts payable and accrued expenses	40	20
Conversion of redeemable convertible preferred stock warrant liability to equity	—	631
Conversion of redeemable convertible preferred stock to common stock	—	290,462

(1)	Adjusted to reflect the retrospective adoption of Accounting Standards Update (ASU) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

1. The Company

Twist Bioscience Corporation (the Company) was incorporated in the state of Delaware on February 4, 2013. The Company is a synthetic biology company that has developed a disruptive DNA synthesis platform. The Company’s fiscal year ends on September 30.

The Company has generated net losses in all periods since its inception. As of March 31, 2019, the Company had an accumulated deficit of $259.4 million and has not generated positive cash flows from operations since inception. Losses are expected to continue as the Company continues to invest in product development, manufacturing, and sales and marketing.

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

2. Summary of significant accounting policies

Basis of presentation and use of estimates

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2018 (the Annual Report on Form 10-K) filed with the Securities and Exchange Commission on December 20, 2018. The condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements. The condensed consolidated balance sheet at September 30, 2018 is derived from audited consolidated financial statements but does not include all disclosures required by GAAP. The operating results for the three and six months ended March 31, 2019 are not necessarily indicative of the results expected for the full year ending September 30, 2019.

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

Deferred offering costs

Deferred offering costs, which consist of direct incremental legal, consulting, banking and accounting fees relating to the Company’s IPO, are capitalized and will be offset against proceeds from the IPO within stockholders’ equity. As of September 30, 2018, there was $3.7 million of deferred offering costs within other non-current assets on the condensed consolidated balance sheets. During the six months ended March 31, 2019, an additional $1.6 million in deferred offering costs were incurred. In connection with the IPO, as of March 31, 2019, all deferred offering costs were charged against the proceeds from the IPO.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), which provides accounting guidance for all revenue arising from contracts with customers, and supersedes most current revenue recognition guidance. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company adopted the new revenue standard, on October 1, 2017, using the full retrospective method.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU applies to all entities that have restricted cash and are required to present a statement of cash flows. The ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash. As a result, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Further, a reconciliation between the balance sheet and statement of cash flows is required when the balance sheet includes more than one line item for cash, cash equivalents, and restricted cash. Therefore, transfers between these balances should no longer be presented as a cash flow activity. The Company adopted this standard effective October 1, 2018, utilizing the retrospective transition method to each period presented. The following table provides a reconciliation of the Company’s cash and cash equivalents, current portion of restricted cash and non-current portion of restricted cash reported within the condensed consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash shown in the Company’s condensed consolidated statements of cash flows for the periods presented:

(in thousands)	September 30, 2018	March 31, 2019
Cash and cash equivalents	$80,757	$28,693
Restricted cash, non-current	579	579
Restricted cash, current (within prepaid expenses and other current assets)	201	216

Total cash, cash equivalents and restricted cash	$81,537	$29,488

Amounts included in restricted cash primarily related to security deposits and a letter of credit with a financial institution, both in connection with office space lease agreements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, clarifying the definition of a business. The ASU affects all companies and other reporting organizations that must determine whether they have acquired or sold a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The Company adopted this standard effective October 1, 2018. The Company will apply the provisions of this ASU in evaluating the definition of a business for any prospective transaction from October 1, 2018.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Subtopic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. ASU 2018-13 will be effective for the Company for the quarter ending December 31, 2020, with early adoption permitted. The Company is currently assessing the impact of adoption on its disclosures.

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

Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company short-term investments primarily utilize broker quotes in a non-active market for valuation of its short-term investments.

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

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and March 31, 2019 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value.

	September 30, 2018
(in thousands)	Level 1	Level 2	Level 3	Fair value
Assets
Cash and cash equivalents	$46,823	$—	$—	$46,823
Money market funds	33,934	—	—	33,934

Totals	$80,757	$—	$—	$80,757

Liabilities
Redeemable convertible preferred stock warrant liability	$—	$—	$631	$631

	March 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Fair value
Assets
Cash and cash equivalents	$14,384	$—	$—	$14,384
Money market funds	7,790	—	—	7,790
Commercial paper	—	32,330	—	32,330
U.S. government treasury bills	49,820	—	—	49,820

Totals	$71,994	$32,330	$—	$104,324

As of September 30, 2018 and March 31, 2019, gross unrealized gains and unrealized losses for cash equivalents and short-term investments were not material, and the contractual maturities of all marketable securities were less than one year.

Redeemable convertible preferred stock warrants

The following tables provide a reconciliation of the beginning and ending balances of the Level 3 instruments during the six months ended and March 31, 2018 and 2019:

	March 31, 2018
(in thousands)	Series A	Series B	Series C	Series D	Total
Fair value as of September 30, 2017	$331	$110	$152	$51	$644
Change in fair value recorded in other income (expense), net	32	14	(2)	2	46

Fair value as of March 31, 2018	$363	$124	$150	$53	$690

	March 31, 2019
(in thousands)	Series A	Series B	Series C	Series D	Total
Fair value as of September 30, 2018	$365	$94	$130	$42	$631
Conversion of redeemable convertible preferred stock warrants to common stock warrants	(365)	(94)	(130)	(42)	(631)

Fair value as of March 31, 2019	$—	$—	$—	$—	$—

4. Inventories

Inventory amounts consist of the following:

(in thousands)	September 30, 2018	March 31, 2019
Raw Materials	$2,988	$3,508
Work-in-process	2,273	516
Finished Goods	767	425

	$6,028	$4,449

5. Goodwill and intangible assets

There were no changes to the carrying value of goodwill as of September 30, 2018 and March 31, 2019. Total amortization expense related to intangible assets was less than $0.1 million for each of the three and six months ended March 31, 2018 and 2019.

The intangible assets balances are presented below:

	September 30, 2018
(in thousands, except for years)	Useful life in years	Gross carrying amount	Accumulated amortization	Net book value
Developed Technology	6	$1,220	$(508)	$712
Tradenames & Trademarks	2	20	(20)	—

Total indefinite-lived intangible assets		$1,240	$(528)	$712

	March 31, 2019
(in thousands, except for years)	Useful life in years	Gross carrying amount	Accumulated amortization	Net book value
Developed Technology	6	$1,220	$(610)	$610
Tradenames & Trademarks	2	20	(20)	—

Total indefinite-lived intangible assets		$1,240	$(630)	$610

6. Commitments and contingencies

Litigation

In February 2016, a complaint was filed in the Superior Court of the State of California (County of Santa Clara), dated February 3, 2016, on behalf of Agilent Technologies, Inc. (Agilent), against the Company and its CEO. Agilent’s complaint alleges three claims (1) alleged breach of contract, related to the use of confidential information and alleged breach of non-solicitation obligations against the CEO; (2) alleged breach of a duty of loyalty against the CEO; and (3) alleged misappropriation of trade secrets under the California Uniform Trade Secrets Act (CUTSA) against all defendants. On December 7, 2018, the Court granted Agilent’s motion to amend its complaint, permitting Agilent to file its Second Amended Complaint. The Second Amended Complaint, filed December 13, 2018, adds amended allegations against the Company and the CEO, and also new claims for breach of contract and trade secret misappropriation against two individuals: a current Company employee and a former Company employee. The Court also set the trial to begin on February 24, 2020.

On January 29, 2019, the Company and its CEO filed a demurrer and motion to strike Agilent’s second amended complaint, challenging each of Agilent’s claims. The hearing on the demurrer and motion to strike is currently set for May 3, 2019. Also, on January 29, 2019, the Company and its CEO filed a cross-complaint, asserting six counterclaims against Agilent and Does 1-10 for (1) declaration of no trade secret misappropriation; (2) declaration of no breach of contract; (3) declaration of no breach of duty of loyalty; (4) defamation, defamation per se, libel, libel per se, slander, and slander per se; (5) intentional interference with prospective economic advantage; (6) unlawful and unfair competition. The Company and its CEO also filed their answer and affirmative defenses to Agilent’s second amended complaint.

On March 4, 2019, Agilent filed a demurrer and motion to strike challenging all six claims alleged in the Company and its CEO’s cross-complaint filed on January 29, 2019. The Company and the CEO are opposing Agilent’s motions. The hearing on the demurrer and motion to strike is currently set for May 3, 2019.

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

7. Related party transactions

During the three months ended March 31, 2018 and 2019, the Company purchased raw materials from a related party investor in the amount of $0.7 million and $0.9 million, respectively. During the six months ended March 31, 2018 and 2019, the Company purchased raw materials from a related party investor in the amount of $1.1 million and $2.1 million, respectively. Payable balances and cash receipts and receivable balances with the related party were immaterial as of September 30, 2018 and March 31, 2019.

8. Income taxes

In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that quarter. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate primarily as a result of state taxes, foreign taxes, and changes in the Company’s valuation allowance against its deferred tax assets. For each of the three and six months ended March 31, 2018 and 2019, the Company recorded an immaterial provision for income taxes.

9. Warrants

In connection with its long-term debt agreements, the Company issued warrants for its redeemable convertible preferred stock and common stock as follows:

(in thousands, except share and per share data)	Number of shares underlying warrants	Fair Value
Warrant class/series:	September 30, 2018		Issuance date	Expiration date	Exercise price per share
Series A	36,838	$365	October 8, 2013	October 8, 2023	$3.26
Series B	16,221	94	September 2, 2014	September 2, 2024	$7.84
Series C	18,854	130	December 22, 2015	December 22, 2025	$14.85
Series D	7,531	42	March 28, 2016	March 28, 2026	$21.24

Total preferred stock warrants	79,444	$631

Common stock warrants	64,127	$486	September 6, 2017	September 6, 2027	$6.24

(in thousands, except share and per share data)	Number of shares underlying warrants
Warrant class/series:	March 31, 2019	Issuance date	Expiration date	Exercise price per share
Common stock warrants	16,221	September 2, 2014	September 2, 2024	$7.84
Common stock warrants	18,854	December 22, 2015	December 22, 2025	$14.85
Common stock warrants	7,531	March 28, 2016	March 28, 2026	$21.24
Common stock warrants	32,064	September 6, 2017	September 6, 2027	$6.24

Total common stock warrants	74,670

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

10. Redeemable convertible preferred stock

In October 2018, each share of Series A, Series B, Series C, and Series D redeemable convertible preferred stock was converted into common stock immediately prior to the completion of the IPO.

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

Any shares subject to outstanding awards under the 2013 Equity Incentive Plan that are canceled or repurchased subsequent to the 2018 Plan’s effective date are returned to the pool of shares reserved for issuance under the 2018 Plan. Awards granted under the 2018 Plan may be nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and performance units.

2018 Employee Stock Purchase Plan

On September 26, 2018, the board of directors adopted the 2018 Employee Stock Purchase Plan (the 2018 ESPP). A total of 275,225 shares of the Company’s common stock have been reserved for issuance under the 2018 ESPP. The number of shares reserved for issuance under the 2018 ESPP will be increased automatically on the first day of each fiscal year, following the fiscal year in which the 2018 ESPP becomes effective, by a number equal to the least of 249,470 shares, 1% of the shares of common stock outstanding at that time, or such number of shares determined by the Company’s board of directors. Subject to any plan limitations, the 2018 ESPP allows eligible service providers (through qualified and non-qualified offerings) to contribute, normally through payroll deductions, up to 15% of their earnings for the purchase of the Company’s common stock at a discounted price per share. The offering periods are beginning in February and August of each year, except the initial offering period which commenced with the initial public offering in October 2018 and ends on August 20, 2019. The common shares issuable under the 2018 ESPP were registered pursuant to a registration statement on Form S-8 on November 26, 2018.

Unless otherwise determined by the board of directors, the Company’s common stock will be purchased for the accounts of employees participating in the 2018 ESPP at a price per share that is the lesser of 85% of the fair market value of the Company’s common stock on the first trading day of the offering period, which for the initial offering period is the price at which shares of the Company’s common stock were first sold to the public, or 85% of the fair market value of the Company’s common stock on the last trading day of the offering period. During the six months ended March 31, 2019, activity under the 2018 ESPP was immaterial.

Activity under the equity incentive plans during the six months ended March 31, 2019 is summarized below:

(in thousands, except share and per share data)	Shares available	Options outstanding	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at September 30, 2018	860,287	2,520,485	$8.22	8.38	$11,483
Additional shares authorized	2,494,700	—
Stock options granted	(1,511,842)	1,511,842	24.67
Stock options exercised	—	(60,019)	4.13
Stock options forfeited	39,839	(39,839)	12.04
Restricted stock units granted	(486,080)	—	—
Forfeiture of restricted stock units	220	—	—
Early exercised options repurchased	442	—	—

Outstanding at March 31, 2019	1,397,566	3,932,469	$14.58	9.57	$37,088

Vested or expected to vest and exercisable at March 31, 2019		3,932,469	$14.58	9.57	$37,088

Total stock-based compensation expense recognized was as follows:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2018	2019	2018	2019
Cost of revenues	$98	$457	$175	$708
Research and development	268	421	412	721
Selling, general and administrative	370	2,033	685	3,346

Total stock-based compensation	$736	$2,911	$1,272	$4,775

As of March 31, 2019, there was $35.0 million of total unrecognized compensation cost related to non-vested stock options under the equity incentive plans that are expected to be recognized over a weighted average period of 3.9 years.

Restricted Stock Units

Restricted stock primarily consists of restricted stock unit awards (RSUs) which have been granted to employees. The value of an RSU award is based on the Company’s stock price on the date of grant. The shares underlying the RSU awards are not issued until the RSUs vest. Upon vesting, each RSU converts into one share of the Company’s common stock.

Activity with respect to the Company’s restricted stock units during the six months ended March 31, 2019 was as follows:

(in thousands, except share and per share data)	Number of Shares	Weighted average grant date fair value per share	Weighted average remaining contractual term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2018	—	$—	—	$—
Restricted stock units granted	486,080	25.94	—	—
Restricted stock units vested	—	—	—	—
Restricted stock units forfeited	(220)	22.59	—	—

Outstanding at March 31, 2019	485,860	$25.94	4.50	$11,262

Expected to vest at March 31, 2019:	485,860	$25.94	4.50	$11,262

As of March 31, 2019, there was $11.8 million of total unrecognized compensation cost related to these issuances that is expected to be recognized over a weighted average period of 4.5 years.

12. Net loss per share attributable to common stockholders

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders:

	Three months ended March 31,		Six months ended March 31,
(in thousands, except share and per share data)	2018	2019	2018	2019
Numerator:
Net loss attributable to common stockholders	$(16,873)	$(25,933)	$(33,810)	$(48,572)

Denominator:
Weighted average shares used in computing net loss per share, basic and diluted	2,669,541	27,891,700	2,653,805	23,539,617

Net loss per share attributable to common stockholders, basic and diluted	$(6.32)	$(0.93)	$(12.74)	$(2.06)

The potentially dilutive common shares that were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented are as follows:

	Three and six months ended March 31,
(in thousands, except share and per share data)	2018	2019
Shares subject to options to purchase common stock	1,932,140	3,932,469
Unvested restricted shares of common stock	473,745	66,197
Unvested restricted stock units of common stock	—	485,860
Unvested shares of common stock issued upon early exercise of stock options	58,290	51,619
Shares subject to warrants to purchase common stock	64,127	74,670
Shares subject to warrants to purchase redeemable convertible preferred stock	79,444	—
Shares of redeemable convertible preferred stock	17,445,040	—

Total	20,052,786	4,610,815

13. Geographic, product and industry information

The table below sets forth revenues by geographic region, based on ship-to destinations. Americas consists of Canada, Mexico, and South America; EMEA consists of Europe, the Middle East, and Africa; and APAC consists of Japan, China, South Korea, Singapore, Malaysia, and Australia.

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2018	2019	2018	2019
United States	$4,414	$9,313	$7,424	$17,882
EMEA	1,390	3,314	2,492	5,749
APAC	321	719	472	1,139
Americas	41	211	91	279

Total	$6,166	$13,557	$10,479	$25,049

The table below sets forth revenues by product.

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2018	2019	2018	2019
Synthetic genes	$4,550	$6,098	$7,666	$12,609
Oligo pools	608	1,256	1,336	2,066
DNA libraries	377	663	685	1,076

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2018	2019	2018	2019
NGS tools	631	5,540	792	9,298

Total	$6,166	$13,557	$10,479	$25,049

The table below sets forth revenues by industry.

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2018	2019	2018	2019
Industrial chemicals	$3,656	$5,387	$6,334	$10,733
Academic research	1,288	2,737	2,252	4,709
Healthcare	1,148	5,140	1,716	9,121
Agricultural	74	293	177	486

Total	$6,166	$13,557	$10,479	$25,049

Long-lived assets located in the United States were $14.4 million as of March 31, 2019. Long-lived assets located outside of the United States were $0.5 million as of March 31, 2019.

*    *     *    *    *

Item 2.	Management’s discussion and analysis of financial condition and results of operations

You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended September 30, 2018 filed with the U.S. Securities and Exchange Commission, or the SEC, on December 20, 2018, or our Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those discussed in the section entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. In preparing this MD&A, we presume that readers have access to and have read the MD&A in our Annual Report on Form 10-K, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K.

Overview

We are a leading and rapidly growing synthetic biology company that has developed a disruptive DNA synthesis platform to industrialize the engineering of biology. The core of our platform is a proprietary technology that pioneers a new method of manufacturing synthetic DNA by “writing” DNA on a silicon chip. We have combined this technology with proprietary software, scalable commercial infrastructure, and an e-commerce platform to create an integrated technology platform that enables us to achieve high levels of quality, precision, automation, and manufacturing throughput at a significantly lower cost than our competitors. We are leveraging our unique technology to manufacture a broad range of synthetic DNA-based products, including synthetic genes, tools for next-generation sample preparation, and antibody libraries for drug discovery and development.

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

We have also leveraged the versatility of our platform to expand our product portfolio into other markets in which we believe we have a competitive advantage. In February 2018, we launched an innovative and comprehensive preparation kit for next-generation sequencing at the Advances in Genome Biology and Technology conference. In February 2019, we announced an expansion of next generation sequencing product offerings including Twist Fast Hybridization and wash kits. Our kit leverages our platform to precisely synthesize oligo pools and uniformly amplify the desired target DNA segments, accelerating the hybridization process and considerably improving the accuracy of the downstream sequencing analysis. We have also commercialized a custom DNA library solution which enables more effective biologic drug discovery and development for our customers. We believe we can further leverage our platform to develop other proprietary tools, such as our GPCR library and antibody optimization solution, to provide services in biologics drug discovery and early development, from target to Investigational New Drug (IND) application, adding value as a partner to biotech and pharmaceutical companies. We also aim to explore the development of DNA as a digital data storage medium via internal research and industry partnerships.

We have built a scalable commercial platform that enables us to reach a diverse customer base that we believe includes over 100,000 synthetic DNA users today. To address this diverse customer base, we have employed a multi-channel strategy comprised of a direct sales force targeting synthetic DNA customers, a direct sales force focusing on the NGS market, international distributors, and an e-commerce platform. We launched our proprietary, innovative, and easy-to-use e-commerce platform in October 2017 to existing customers and expanded access to the general public in January 2018. Our platform allows customers to design, validate and place on-demand orders of customized DNA online. This is a key component of our strategy to address and support our diverse and growing customer base, as well as support commercial productivity, enhance the customer experience, and promote loyalty.

On October 30, 2018, our registration statement on Form S-1 was declared effective by the SEC, and our shares began trading on the NASDAQ Global Stock Market on October 31, 2018. A total of 5,750,000 shares were offered and sold at a price of $14.00 per share. As a result of the initial public offering, or IPO, the Company received $69.6 million in net proceeds, after deducting underwriting discounts and commissions of $5.6 million and offering expenses of approximately $5.3 million payable by the Company.

In the three months ended March 31, 2019, our net revenues increased sequentially to $13.6 million from $11.5 million in the three months ended December 31, 2018; an increase of 18%. Our net revenues from NGS tools grew to $5.5 million in the three months ended March 31, 2019, from $3.8 million in the three months ended December 31, 2018, due to customers adopting our NGS tools and ramping up of production volume. Our synthetic gene revenue attributable to Ginkgo Bioworks, our largest customer, was $2.2 million in the three months ended March 31, 2019, versus $2.7 million in the three months ended December 31, 2018. Our non-Ginkgo synthetic gene revenue increased to $3.9 million in the three months ended March 31, 2019 versus $3.8 million in the three months ended December 31, 2018 for sequential growth of 3%. Our selling, general and administrative expenses, or SG&A, increased to $19.1 million from $15.3 million in the prior three months ended December 31, 2018, due to increases in salary and compensation, primarily in our sales and marketing, stock compensation, and legal costs. Our R&D expenses increased from $7.3 million in the three months ended December 31, 2018 to $8.9 million in the three months ended March 31, 2019, driven primarily by increased salary and compensation as we continue to build out our R&D capabilities, and increase the use of consumable materials.

As of September 30, 2018, and March 31, 2019, we had $80.8 million and $104.3 million in cash, cash equivalents and short-term investments, respectively.

Financial overview

The following table summarizes certain selected historical financial results:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2018	2019	2018	2019
Revenues	$6,166	$13,557	$10,479	$25,049
Loss from operations	(16,618)	(26,263)	(33,369)	(49,160)
Net loss attributable to common stockholders	(16,873)	(25,933)	(33,810)	(48,572)

Revenues

We generate revenue from sales of synthetic genes, oligo pools, next-generation sequencing tools, and DNA libraries. Our ability to increase our revenues will depend on our ability to further penetrate the domestic and international markets, launch new products, generate sales through our direct sales force, and over time from our e-commerce platform.

Revenues by geography

We have one reportable segment from the sale of synthetic DNA products. The following table shows our revenues by geography, based on our customers’ shipping addresses. Americas consists of Canada, Mexico, and South America; EMEA consists of Europe, the Middle East, and Africa; and APAC consists of Japan, China, South Korea, Singapore, Malaysia, and Australia.

	Three months ended March 31,				Six months ended March 31,
(in thousands, except percentages)	2018	%	2019	%	2018	%	2019	%
United States	$4,414	72%	$9,313	69%	$7,424	71%	$17,882	71%
EMEA	1,390	22%	3,314	24%	2,492	24%	5,749	23%
APAC	321	5%	719	5%	472	4%	1,139	5%
Americas	41	1%	211	2%	91	1%	279	1%

Total revenues	$6,166	100%	$13,557	100%	$10,479	100%	$25,049	100%

Revenues by product

The table below sets forth revenues by product:

	Three months ended March 31,				Six months ended March 31,
(in thousands, except percentages)	2018	%	2019	%	2018	%	2019	%
Synthetic genes	$4,550	74%	$6,098	45%	$7,666	73%	$12,609	50%
Oligo pools	608	10%	1,256	9%	1,336	13%	2,066	8%
DNA libraries	377	6%	663	5%	685	6%	1,076	4%
NGS tools	631	10%	5,540	41%	792	8%	9,298	37%

Total revenues	$6,166	100%	$13,557	100%	$10,479	100%	$25,049	100%

Revenues by industry

The table below sets forth revenues by industry:

	Three months ended March 31,				Six months ended March 31,
(in thousands, except percentages)	2018	%	2019	%	2018	%	2019	%
Industrial chemicals	$3,656	59%	$5,387	40%	$6,334	60%	$10,733	43%
Academic research	1,288	21%	2,737	20%	2,252	22%	4,709	19%
Healthcare	1,148	19%	5,140	38%	1,716	16%	9,121	36%
Agriculture	74	1%	293	2%	177	2%	486	2%

Total revenues	$6,166	100%	$13,557	100%	$10,479	100%	$25,049	100%

Synthetic gene shipments

Shipments and number of genes shipped in the three months ended March 31, 2017, June 30, 2017, September 30, 2017, December 31, 2017, March 31, 2018, June 30, 2018, September 30, 2018, December 31, 2018, and March 31, 2019 were as follows:

	Three months ended
(in thousands, except shipments)	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019
Number of genes shipped	31,019	38,210	38,023	44,784	71,246	60,252	70,820	71,246	69,087
Number of shipments	292	569	751	964	1,251	1,694	2,229	2,943	3,909

Comparison of the three months ended March 31, 2018 and 2019

Revenues

	Three months ended March 31,
(in thousands, except percentages)	2018	2019	Change	%
Revenues	$6,166	$13,557	$7,391	120%

Revenues increased from $6.2 million to $13.6 million in the three months ended March 31, 2019, which was an increase of $7.4 million, or 120%, over the three months ended March 31, 2018. The revenue increase reflects growth in synthetic genes revenue of $1.5 million and NGS tools revenue of $4.9 million. The primary increase in synthetic genes revenue is due to the introduction of our new 5.0KB gene product and customers purchasing our 3.0KB genes, driven by increased investment in our sales and marketing infrastructure, international expansion and the launching of the e-commerce platform in fiscal 2018. In the three months ended March 31, 2019, we shipped 69,087 genes compared to 71,246 genes in the three months ended March 31, 2018, a decrease of 3%. Synthetic gene pricing to our customers was relatively constant period-over-period, but the product mix changed with the introduction of our 5.0KB gene product and customers purchasing our 3.0KB genes. The primary reason for NGS tools revenue growth was the introduction of the product in February 2018. We do not believe that pricing changes had a meaningful impact on the revenue changes for NGS tools period-over-period.

Cost of revenues

	Three months ended March 31,
(in thousands, except percentages)	2018	2019	Change	%
Cost of revenues	$8,095	$11,789	$3,694	46%

In the three months ended March 31, 2019, cost of revenue increased to $11.8 million from $8.1 million in the three months ended March 31, 2018. The major factors contributing to the increase are growth in revenues and orders that led us to accelerate investment in capacity and production activity, resulting in higher consumption of reagents and production materials. Additionally, cost of revenues increased due to additional headcount as we ramped up production for our NGS tools products and the associated payroll and stock compensation expense increase of $2.1 million. The cost of materials associated with the increase in the volume of shipments to customers accounted for an increase of $1.5 million in the three months ended March 31, 2019.

Research and development expenses

	Three months ended March 31,
(in thousands, except percentages)	2018	2019	Change	%
Research and development	$4,711	$8,907	$4,196	89%

In the three months ended March 31, 2019, research and development expenses increased to $8.9 million from $4.7 million in the three months ended March 31, 2018. The increase was due to an increased investment of approximately $2.1 million in pharmaceutical biologics drug discovery and payroll and stock compensation expense of $1.2 million as a result of expanding R&D capabilities outside of our pharma business group. As we increased R&D efforts our consumption of reagents and production materials increased $0.1 million, facilities and IT costs allocations increased $0.3 million and other expenses increased $0.4 million versus the three months ended March 2018.

Selling, general and administrative

	Three months ended March 31,
(in thousands, except percentages)	2018	2019	Change	%
Selling, general and administrative	$9,978	$19,124	$9,146	92%

In the three months ended March 31, 2019, selling, general and administrative expenses increased to $19.1 million from $10.0 million in the three months ended March 31, 2018, primarily due to increases in payroll expenses related to increased headcount, advertising and marketing expenses, professional and legal expenses, stock compensation expenses and information technology related charges. Salaries and related costs increased by $2.6 million, of which stock compensation was $1.4 million, related to general administrative personnel needed for operations as a public company. The sales and marketing costs increased $3.2 million due to increased headcount as well as our marketing related activities increased $0.8 million versus the same period last fiscal year. Professional services expenses increased $2.4 million, which includes legal fees and costs of being a public company.

Interest, and other income (expense), net

	Three months ended March 31,
(in thousands, except percentages)	2018	2019	Change	%
Interest income	$148	$775	$627	424%
Interest expense	(317)	(340)	(23)	7%
Other income (expense)	(43)	(21)	22	-51%

Total interest, and other income (expense), net	$(212)	$414	$626	-295%

Interest income was $0.8 million in the three months ended March 31, 2019 and $0.1 million in the three months ended March 31, 2018, resulting from our short-term investments. Interest expense was $0.3 million in the three months ended March 31, 2019 and 2018 related to our outstanding debt.

Provision for income taxes

	Three months ended March 31,
(in thousands, except percentages)	2018	2019	Change	%
Provision for income taxes	$43	$84	$41	95%

We recorded income tax expense of $0.1 million in the three months ended March 31, 2018 and 2019.

Comparison of the six months ended March 31, 2018 and 2019

Revenues

	Six months ended Mach 31,
(in thousands, except percentages)	2018	2019	Change	%
Revenues	$10,479	$25,049	$14,570	139%

Revenues increased from $10.5 million in the six months ended March 31, 2018, to $25.0 million in the six months ended March 31, 2019, which was an increase of $14.6 million, or 139%. Our synthetic genes revenue rose by $4.9 million and NGS tools revenue increased by $8.5 million in the six months ended March 2019 as compared to the same period in the prior fiscal year. Our revenue growth in genes was due to a number of factors including higher gene shipments, increased volume of shipments of longer genes, higher revenue to our non-Ginkgo customers, expansion in the number of customers, increased investment in our sales force infrastructure, international expansion and the launch of our e-commerce platform in fiscal 2018. In the six months ended March 31, 2019, we shipped 140,333 genes compared to 116,030 genes in the six months ended March 31, 2018, an increase of 21%. Synthetic gene pricing to our customers was relatively constant period-over-period. The NGS tools revenue growth period-over-period can be attributed to the launch of our NGS tools products in February 2018, increased investment in our sales force infrastructure and support, more customers commercially adopting our NGS tools products and volume increase as our customers migrated from pilot to commercial volumes. We do not believe that pricing changes had a meaningful impact on revenue from NGS tools period-over-period.

Cost of revenues

	Six months ended March 31,
(in thousands, except percentages)	2018	2019	Change	%
Cost of revenues	$15,593	$23,646	$8,053	52%

In the six months ended March 31, 2019, cost of revenue increased to $23.6 million from $15.6 million from the six months ended March 31, 2018. Three key factors contributed to the increase, namely higher revenues, increased number of units shipped and growth in orders which led us to accelerate our investment in NGS tool capacity and as production activity increased, we consumed more reagents and production materials. As we ramped up production and investment in our NGS tool products, our cost of revenues increased by $3.6 million due to additional headcount and associated payroll expenses. The cost of materials associated with unit volume increased by approximately $3.3 million for the six months ended 2019 versus six months ended 2018. Infrastructure costs increased $0.6 million, depreciation expense increased $0.2 million from additional equipment put into service for increased production capacity, and other costs of $0.2 million increased versus the six months ended March 31, 2018.

Research and development expenses

	Six months ended March 31,
(in thousands, except percentages)	2018	2019	Change	%
Research and development	$9,014	$16,180	$7,166	79%

In the six months ended March 31, 2019, research and development expenses increased to $16.2 million from $9.0 million in the six months ended March 31, 2018. The higher expense was primarily due to the increased investment of approximately $3.8 million in pharmaceutical and biologic drug discovery. Payroll and stock compensation related expense increased $2.1 million as a result of expanding R&D capabilities. Subcontracting services costs and outside services costs increased by $0.3 million to support software and product development. As we increased R&D efforts, the consumption of reagents and production materials increased by $0.5 million, and corporate allocations increased by $0.5 million.

Selling, general and administrative

	Six months ended March 31,
(in thousands, except percentages)	2018	2019	Change	%
Selling, general and administrative	$19,241	$34,383	$15,142	79%

In the six months ended March 31, 2019, selling, general and administrative expenses increased to $34.4 million from $19.2 million in the three months ended March 31, 2018, primarily due to increases in payroll expenses related to increased headcount, advertising and marketing expenses, professional and legal expenses, stock compensation expenses and information technology related charges. Our investment in the sales and marketing increased, including consultants increase of $4.3 million, higher stock-based compensation costs of $0.3 million and in addition, our marketing related activities including tradeshows increased $1.0 million versus the same period last year. General and administrative compensation costs increased by $3.9 million including $2.3 million higher stock-based compensation and increased personnel costs associated with being a public company. Professional services and insurance expenses increased by approximately $4.2 million, which includes legal fees and costs of being a public company.

Interest, and other income (expense), net

	Six months ended March 31,
(in thousands, except percentages)	2018	2019	Change	%
Interest income	$306	$1,439	$1,133	371%
Interest expense	(590)	(688)	(98)	17%
Other income (expense)	(62)	(36)	26	-42%

Total interest, and other income (expense), net	$(346)	$715	$1,061	-307%

Interest income was $1.4 million in the six months ended March 31, 2019 as compared to $0.3 million in the six months ended March 31, 2018, resulting from our short-term investments. Interest expense was $0.7 million in the six months ended March 31, 2019 and 2018 related to our outstanding debt under our credit facility with Silicon Valley Bank.

Provision for income taxes

	Six months ended March 31,
(in thousands, except percentages)	2018	2019	Change	%
Provision for income taxes	$95	$127	$32	34%

We recorded income tax expense of $0.1 million in both the six months ended March 31, 2018 and 2019.

Liquidity and capital resources

As of March 31, 2019, our principal sources of liquidity were $104.3 million of cash and cash equivalents and short-term investments, which primarily consist of short-term, investment-grade commercial paper and U.S. government treasury bills. We believe our existing cash and cash equivalents, investments in marketable securities and cash from operations will be sufficient to meet our working capital needs, capital expenditures and financing obligations for at least the next 12 months.

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

Operating capital requirements

Our primary uses of capital are, and we expect will continue to be for the near future, compensation and related expenses, manufacturing costs, laboratory and related supplies, legal and other regulatory expenses and general overhead costs. As of March 31, 2019, we had $6.5 million in commitments for capital expenditures.

Cash flows

The following table summarizes our sources and uses of cash and cash equivalents:

	Six months ended March 31,
(in thousands)	2018	2019
Net cash used in operating activities	$(32,526)	$(42,497)
Net cash provided by (used in) investing activities	22,322	(80,917)
Net cash provided by financing activities	57,409	71,365
Net increase (decrease) in cash, cash equivalents, and restricted cash	$47,205	$(52,049)

Operating activities

Net cash used in operating activities was $42.5 million in the six months ended March 31, 2019, and consisted primarily of a net loss of $48.6 million adjusted for non-cash items including depreciation and amortization expenses of $2.8 million, stock-based compensation expense of $4.8 million, and a change in operating assets and liabilities of approximately $1.5 million.

Net cash used in operating activities was $32.5 million in the six months ended March 31, 2018, and consisted primarily of a net loss of $33.8 million adjusted for non-cash items including depreciation and amortization expenses of $3.0 million, stock-based compensation expense of $1.3 million, and a change in operating assets and liabilities of approximately $3.0 million.

Investing activities

In the six months ended March 31, 2019, our investing activities used net cash of approximately $80.9 million. The use of net cash resulted primarily from the net impact of purchases and maturity of investments, and purchases of laboratory property, equipment, and computers.

In the six months ended March 31, 2018, our investing activities provided net cash of approximately $22.3 million. Investing activities included the purchases and maturity of investments and purchases of laboratory property, equipment and computers.

Financing activities

Net cash provided by financing activities was $71.4 million in the six months ended March 31, 2019, which consisted of $72.0 million in proceeds from the initial public offering, net of underwriting discounts and commissions and offering expenses, and $0.2 million from the issuance of common stock and exercise of stock options, offset by $0.8 million in principal payments on long term debt.

Net cash provided by financing activities was $57.4 million in the six months ended March 31, 2018, which consisted of $59.0 million from the issuance of redeemable convertible preferred stock, $0.3 million from the issuance of common stock, offset by the payment of $1.9 million of deferred offering costs.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements.

Contractual obligations and other commitments

Our contractual obligations have not materially changed from those reported in our Annual Report on Form 10-K.

Critical accounting policies and significant management estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs, and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Changes in these estimates and assumptions or conditions could significantly affect our financial condition and results of operations.

During the six months ended March 31, 2019, there were no significant changes to our critical accounting policies and estimates from those previously reported and disclosed in our Annual Report on Form 10-K. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K filed with the SEC on December 20, 2018 provides a complete discussion of our critical accounting policies and estimates.

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

Interest rates risk

We had cash and cash equivalents totaling $80.8 million and $28.7 million as of September 30, 2018 and March 31, 2019, respectively. We had no short-term investments as of September 30, 2018 and $75.6 million as of March 31, 2019. Our cash and cash equivalents consist of cash in bank accounts and money market funds, and short-term investments consist of U.S. government agency bonds, corporate bonds, and commercial paper. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio. Therefore, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Foreign currency exchange rate risk

Substantially all of our revenues and operating expenses are denominated in U.S. dollars. Therefore, as of March 31, 2019, we do not believe that our exposure to foreign currency exchange risk is material to our business, financial condition or results of operations. However, we expect an increasing portion of our future revenues to be denominated in currencies other than the U.S. Dollar. If a significant portion of our revenue or operating expenses were to become denominated in currencies other than U.S. dollars, we might not be able to effectively manage this risk, and our business, financial condition and results of operations could be adversely affected by translation to U.S. dollars and by transactional foreign currency conversions.

Item 4.	Controls and procedures

(a) Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018 as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by the Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Inherent Limitations on Effectiveness of Controls

Our management, including our chief executive officer and our chief financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their cost. Because of the inherent limitations in all control systems, no evaluation of control can provide absolute assurance that all issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. Other information

Item 1.	Legal proceedings

On February 3, 2016, Agilent filed a lawsuit against us and our Chief Executive Officer, Ms. Emily Leproust, in the Superior Court of California, Santa Clara County, or the Court. The complaint also names Does 1 through 20, which are fictitious placeholder defendants. As discussed below in more detail, after the Court granted Agilent leave to do so, Agilent filed a second amended complaint on December 13, 2018, which included adding two individuals as defendants, and Agilent may seek to amend its complaint to name additional defendants in the future. Agilent’s complaint alleges three claims against Twist and Ms. Leproust: (1) alleged breach of contract, related to the use of confidential information and alleged breach of non-solicitation obligations against Ms. Leproust; (2) alleged breach of a duty of loyalty against Ms. Leproust; and (3) alleged misappropriation of trade secrets under the California Uniform Trade Secrets Act, or CUTSA, against all defendants.

On August 22, 2018, Agilent filed a motion for leave to amend its complaint, including to add two individuals as defendants. On September 12, 2018, Agilent filed a supplemental declaration in support of its motion to amend, which attached a new, proposed Second Amended Complaint that revised certain allegations in paragraph 2 of the document. On September 28, 2018, Agilent filed a motion for a protective order seeking to impose limits on the defendants’ discovery in the case. The defendants opposed both motions.

On December 7, 2018, the Court granted Agilent’s motion to amend its complaint, permitting Agilent to file its Second Amended Complaint. This new complaint, filed on December 13, 2018, adds amended allegations against Ms. Leproust and us, and also new claims for breach of contract and trade secret misappropriation against two individuals, Dr. Siyuan Chen, a current employee, and Ms. Solange Glaize, a former employee. However, the Court denied Agilent’s motion for a protective order and did not set any limits on discovery.

Also, on December 7, 2018, the Court held a case management conference and set the trial to start on February 24, 2020.

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

Agilent’s requested relief, in its second amended complaint, includes: compensatory damages; injunctive relief; punitive and/or statutory exemplary damages; a constructive trust upon allegedly misappropriated assets and gains derived from alleged breaches of agreements; and its attorneys’ fees and costs.

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

On March 4, 2019, Agilent filed a demurrer and motion to strike challenging all six claims alleged in the Company and its CEO’s cross-complaint filed on January 29, 2019. The Company and the CEO are opposing Agilent’s motions. The hearing on the demurrer and motion to strike is currently set for May 3, 2019.

We and Ms. Leproust currently believe that we have substantial and meritorious defenses to Agilent’s claims and intend to vigorously defend our position and prosecute our counterclaims, including through the trial and appellate stages if necessary. The outcome of any litigation, however, is inherently uncertain and there can be no assurance that the outcome of the case or the costs of litigation, regardless of the outcome, will not have a material adverse effect on our business.

We may also be subject to various other legal proceedings and claims arising in the ordinary course of business. Although occasional adverse decisions or settlements may occur, management believes that the final disposition of such matters will not have a material adverse effect on our business, financial position, results of operations or cash flows.

Item 1A.	Risk factors

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding other statements in this Quarterly Report Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes, before making a decision to invest in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risk and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations.    If any of the events or circumstances described in the following risk factors actually occur, our business, operating results, financial condition, cash flows, and prospects could be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results, and stock price.

Because of the following factors, as well as other factors affecting the Company’s financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Risks related to our business

We are an early stage company with a limited operating history, which may make it difficult to evaluate our current business and predict our future performance.

We were incorporated in February 2013 and began commercial operations in April 2016. Prior to engaging in commercial operations, we focused on research and development of DNA synthesis. Our revenues for the fiscal years ended September 30, 2016, 2017 and 2018 were $2.3 million, $10.8 million and $25.4 million, respectively. We may never achieve commercial success, and we have limited historical financial data upon which we may base our projected revenue. We also have limited historical financial data upon which we may base our planned operating expense or upon which you may evaluate our business and our prospects. Based on our limited experience in developing and marketing new products, we may not be able to effectively:

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

In addition, a high percentage of our expenses have been and will continue to be fixed. Accordingly, if we do not generate revenue as and when anticipated, our losses may be greater than expected, and our operating results will suffer. You should consider the risks and difficulties frequently encountered by companies like ours in new and rapidly evolving markets when making a decision to invest in our common stock.

We have incurred net losses in every period to date, and we expect to continue to incur significant losses as we develop our business and may never achieve profitability.

We have incurred net losses each year since inception and have generated limited revenue from product sales to date. We expect to incur increasing costs as we grow our business. We cannot be certain if or when we will produce sufficient revenue from our operations to support our costs. Even if profitability is achieved, we may not be able to sustain profitability. We incurred net losses of $44.1 million, $59.3 million and $71.2 million for the years ended September 30, 2016, 2017 and 2018, respectively. As of March 31, 2019, we had an accumulated deficit of $259.4 million. We expect to incur substantial losses and negative cash flow for the foreseeable future. In addition, as a public company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. These increased expenses will make it harder for us to achieve and sustain future profitability. We may incur significant losses in the future for a number of reasons, many of which are beyond our control, including the other risks described in this Form 10-Q, the market acceptance of our products, future product development, and our market penetration and margins.

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

Our continued growth could require significant capital expenditures and might divert financial resources from other projects such as the development of new products and services. As additional products are commercialized, we may need to incorporate new equipment, implement new technology systems, or hire new personnel with different qualifications. Failure to manage this growth or transition could result in turnaround time delays, higher manufacturing costs, declining product quality, deteriorating customer service, and slower responses to competitive challenges. A failure in any one of these areas could make it difficult for us to meet market expectations for our products and could damage our reputation and the prospects for our business.

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

We currently generate a growing portion of our revenue through sales on our e-commerce platform, increasing to 60% of total revenue in the current quarter. However, as part of our growth strategy, we intend to increase the level of customer traffic and volume of customer purchases through our e-commerce platform which we formally launched to the general public in January 2018. We manage our website and e-commerce platform internally and as a result any compromise of our security or misappropriation of proprietary information could have a material adverse effect on our business, financial condition and results of operations. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure Internet transmission of confidential information, such as credit and other proprietary information. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the technology used by us to protect customer transaction data. Anyone who is able to circumvent our security measures could misappropriate proprietary information or cause material interruptions in our operations. We may be required to expend significant capital and other resources to protect against security breaches or to minimize problems caused by security breaches. To the extent that our activities or the activities of others involve the storage and transmission of proprietary information, security breaches could damage our reputation and expose us to a risk of loss and/or litigation. Our security measures may not prevent security breaches. Our failure to prevent these security breaches may result in consumer distrust and may adversely affect our business, results of operations and financial condition.

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

A significant portion of our sales depends on customers’ budgets that may be subject to significant and unexpected variation, including seasonality.

Our customers’ spending on research and development impacts our sales and profitability. Our customers and potential customers include healthcare, agriculture, industrial chemicals and academic research sectors, and their budgets can have a significant effect on the demand for our products. Their research and development budgets are based on a wide variety of factors, including factors beyond our control, such as:

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

Any decrease in spending or change in spending priorities of our customers and potential customers could significantly reduce the demand for our products. As we expand into new geographic markets, our revenue may be impacted by seasonal trends in the different regions, the seasonality of customer budgets in those regions and the mix of domestic versus international sales. Moreover, we have no control over the timing and amount of purchases by these customers and potential customers, and as a result, revenue from these sources may vary significantly due to factors that can be difficult to forecast. Any delay or reduction in purchases by customers and potential customers or our inability to forecast fluctuations in demand could harm our future operating results.

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

Currently, we are working simultaneously on multiple projects, expanding our capacity, consolidating our manufacturing operations into one facility in South San Francisco and reobtaining certain ISO certifications, as well as targeting several market sectors, including activities in the healthcare, agriculture, industrial chemicals and academic sectors. These diversified operations and activities place significant demands on our limited resources and require us to substantially expand the capabilities of our technical, administrative and operational resources.

If we are unable to manage this growth and consolidation and recertification of our manufacturing facilities effectively, our shipments to our customers could be impacted and our business and operating results could suffer. Our ability to manage our operations and costs, including research and development, costs of components, manufacturing, sales and marketing, requires us to continue to enhance our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. Failure to attract and retain sufficient numbers of talented employees will further strain our human resources and could impede our growth.

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

Our future success depends upon the continuing services of members of our senior management team and scientific and engineering personnel. We are highly dependent on Emily Leproust, our President and Chief Executive Officer, who is employed “at will,” meaning we or she may terminate the employment relationship at any time. In particular, our researchers and engineers are critical to our future technological and product innovations, and we will need to hire additional qualified personnel. We may not be able to attract and retain qualified personnel on acceptable terms, or at all. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information, or that their former employers own their research output. Our industry, particularly in the San Francisco Bay Area, is characterized by high demand and intense competition for talent, and the turnover rate can be high. We compete for qualified management and scientific personnel with other life science companies, academic institutions and research institutions, particularly those focusing on genomics. Many of these employees could leave our company with little or no prior notice and would be free to work for a competitor. If one or more of our senior executives or other key personnel were unable or unwilling to continue in their present positions, we might not be able to replace them easily or at all, and other senior management may be required to divert attention from other aspects of the business. In addition, we do not have “key person” life insurance policies covering members of our management team or other key personnel except Emily Leproust. The loss of any of these individuals or our inability to attract or retain qualified personnel, including researchers, engineers and others, could prevent us from pursuing collaborations and adversely affect our product development and introductions, business growth prospects, results of operations and financial condition.

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

We are subject, both directly and indirectly, to the adverse impact of existing and potential future government regulation of our operations and markets. For example, the export of our products is subject to strict regulatory control in a number of jurisdictions. The failure to satisfy export control criteria or obtain necessary clearances could delay or prevent the shipment of products, which could adversely affect our revenues and profitability. Moreover, the life sciences industry, which is currently the primary market for our technology, has historically been heavily regulated. There are, for example, laws in several jurisdictions restricting research in genetic engineering, which can operate to narrow our markets. Given the evolving nature of this industry, legislative bodies or regulatory authorities may adopt additional regulation that adversely affects our market opportunities. Our business is also directly affected by a wide variety of government regulations applicable to business enterprises generally and to companies operating in the life science industry in particular. Failure to comply with these regulations or obtain or maintain necessary permits and licenses could result in a variety of fines or other censures or an interruption in our business operations which may have a negative impact on our ability to generate revenues and could increase the cost of operating our business.

Our products could in the future be subject to additional regulation by the U.S. Food and Drug Administration or other domestic and international regulatory agencies, which could increase our costs and delay our commercialization efforts, thereby materially and adversely affecting our business and results of operations.

The U.S. Food and Drug Administration, or FDA, regulates medical devices, including in vitro diagnostics, or IVDs. IVDs include reagents, instruments, and systems intended for use in diagnosis of disease or other conditions, including a determination of the state of health, in order to cure, mitigate, treat, or prevent disease or its sequelae. IVDs are intended for use in the collection, preparation, and examination of specimens taken from the human body. A research use only, or RUO, IVD product is an IVD product that is in the laboratory research phase of development and is being shipped or delivered for an investigation that is not subject to FDA’s investigational device exemption requirements. As such, an RUO IVD is not intended for use in clinical investigations or in clinical practice. Such RUO products do not require premarket clearance or approval from the FDA, provided that they are labeled “For Research Use Only. Not for use in diagnostic procedures” pursuant to FDA regulations. Our IVD products are not intended for clinical or diagnostic use, and we market and label them as RUO. Accordingly, we have not sought clearance or approval from the FDA to market our products. However, the FDA may disagree with our assessment that our products are properly marketed as RUO, and may determine that our products are subject to pre-market clearance, approval, or other regulatory requirements. If the FDA determines that our products are subject to such requirements, we could be subject to enforcement action, including administrative and judicial sanctions, and additional regulatory controls and submissions for our tests, all of which could be burdensome.

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

We rely on several centralized information technology systems throughout our company to provide products, keep financial records, process orders, manage inventory, process shipments to customers and operate other critical functions. Our information technology systems may be susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors, catastrophes or other unforeseen events. Our information technology systems also may experience interruptions, delays or cessations of service or produce errors in connection with system integration, software upgrades or system migration work that takes place from time to time. If we were to experience a prolonged system disruption in the information technology systems that involve our interactions with customers or suppliers, including negatively impacting our order fulfillment and order entry on our e-commerce platform, it could result in the loss of sales and customers and significant incremental costs, which could adversely affect our business. In addition, security breaches of our information technology systems could result in the misappropriation or unauthorized disclosure of confidential information belonging to us or to our employees, partners, customers or suppliers, which could result in our suffering significant financial or reputational damage. Further, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws. We would also be exposed to a risk of litigation and potential liability, which could materially adversely affect our business, results of operations and financial condition.

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

We rely on third-party carriers for the timely delivery of our products. As a result, we are subject to carrier disruptions and increased costs that are beyond our control, including employee strikes, inclement weather and increased fuel costs. Any failure to deliver products to our customers in a timely and accurate manner may damage our reputation and brand and could cause us to lose customers. If our relationship with any of these third-party carriers is terminated or impaired or if any of these third parties are unable to deliver our products, the delivery and acceptance of our products by our customers may be delayed which could harm our business and financial results. The failure to deliver our products in a timely manner may harm our relationship with our customers, increase our costs and otherwise disrupt our operations.

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

Commencing with our fiscal year ending September 30, 2020, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our Form 10-K filing for that year, as required by Section 404 of the Sarbanes Oxley Act. We expect to expend significant resources in developing the necessary documentation and testing procedures required by Section 404. We cannot be certain that the actions we will be taking to improve our internal controls over financial reporting will be sufficient, or that we will be able to implement our planned processes and procedures in a timely manner. In addition, if we are unable to produce accurate financial statements on a timely basis, investors could lose confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations and growth.

We are an emerging growth company and smaller reporting company, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors.

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

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates plus the proposed aggregate amount of gross proceeds to us as a result of this offering is less than $700 million and our annual revenue is less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

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

As of March 31, 2019, we own 12 issued U.S. patents and 2 issued international patents in China and 1 in Taiwan. There are 104 pending patent applications, including 40 in the United States, 51 international applications and 13 applications filed under the Patent Cooperation Treaty. We rely on a combination of patent rights, copyrights and trade secrets to protect the proprietary elements of our products. Our policy is to file patent applications to protect technology, inventions and improvements that are important to our business.

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

Moreover, the United States Leahy-Smith American Invents Act, enacted in September 2011, brought significant changes to the U.S. patent system, including a change from a “first to invent” system to a “first to file” system. Under a “first to file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. Other changes affect the way the patent applications are prosecuted, redefine prior art, and may affect patent litigation. The USPTO developed new regulations and procedures to govern the administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act became effective on March 16, 2013. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, which could have a material adverse effect on our business and financial condition.

If we are unable to obtain, maintain and enforce intellectual property protection, others may be able to make, use, or sell products and technologies substantially the same as ours, which could adversely affect our ability to compete in the market.

We may not pursue or maintain patent protection for our products in every country or territory in which we sell our products and technologies. In addition, our pending U.S. and foreign patent applications may not issue as patents or may not issue in a form that will be sufficient to protect our proprietary technology and gain or keep our competitive advantage. Any patents we have obtained or do obtain may be subject to re-examination, reissue, opposition or other administrative proceedings, or may be challenged in litigation, and such challenges could result in a determination that the patent is invalid or unenforceable.

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

In the event of a successful claim of infringement against us, we may be required to obtain one or more licenses from third parties, which we may not be able to obtain at a reasonable cost, if at all. We could, therefore, incur substantial costs related to royalty payments for licenses obtained from third parties, which could negatively affect our gross margins. In addition, we could encounter delays in product introductions while we attempt to develop alternative methods or products to avoid infringing third-party patents or proprietary rights. Defense of any lawsuit or failure to obtain any required licenses on favorable terms could prevent us from commercializing our products, and the risk of a prohibition on the sale of any of our products could adversely affect our ability to grow and gain market acceptance for our products.

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

In addition, third parties may file first for our trademarks in certain countries. If they succeed in registering such trademarks, and if we are not successful in challenging such third-party rights, we may not be able to use these trademarks for marketing our products and technologies in those countries. Over the long-term, if we are unable to establish name recognition based on our trademarks, then our marketing abilities may be materially adversely impacted.

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

The PRC plays a significant role in regulating industrial development by imposing business regulations. It also exercises significant control over the country’s economic growth through the allocation of resources, controlling the payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

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

China’s legal and judicial system may negatively impact foreign investors. The legal system in China is evolving rapidly, and the enforcement of laws is inconsistent. It may be impossible to obtain swift and equitable enforcement of laws or enforcement of the judgment of one court by a court of another jurisdiction. China’s legal system is based on civil law or written statutes and a decision by one judge does not set a legal precedent that must be followed by judges in other cases. In addition, the interpretation of Chinese laws may vary to reflect domestic political changes.

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

The relationship between China and the U.S. is subject to periodic tension. Relations may also be compromised if the U.S. becomes a more active advocate of Taiwan or pressures the PRC government regarding its monetary, economic or social policies. Changes in political conditions in China and changes in the state of China-U.S. relations are difficult to predict and could adversely affect the operations or financial condition of our proposed wholly owned foreign owned entity. In addition, because of our involvement in the Chinese market, any deterioration in political or trade relations might cause a public perception in the U.S. or elsewhere that might cause our products to become less attractive. A proposed enhancement of U.S. export controls is expected to apply to U.S. technology exports to China and Chinese companies, in addition to a more stringent review of foreign investment in U.S. technology companies by the committee on foreign investment in the United States. We cannot predict what effect any changes in China-U.S. relations may have on our ability to access capital or effectively do business in China, including through the proposed business of our proposed wholly foreign owned entity.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception these sales might occur, could cause the market price of our common stock to decline and could impair our ability to raise capital through the sale of additional equity securities. As of March 31, 2019, we had 28,024,052 shares of common stock outstanding (on an as-converted basis), 5,750,000 of which were freely tradable.

The holders of an aggregate of 11.9 million shares of our common stock as of March 31, 2019, have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements we may file for ourselves or our stockholders. We have registered shares of common stock which we may issue under our 2018 Equity Incentive Plan and 2018 Employee Stock Purchase Plan and they may be sold freely in the public market upon issuance.

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

As of March 31, 2019, our directors and executive officers and their affiliates beneficially own, in the aggregate, approximately 29% of our outstanding capital stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, any action asserting a claim against us arising pursuant to any provisions of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws, any action or proceeding asserting a claim as to which the Delaware General Corporation Law confers jurisdiction upon the Court of Chancery of the State of Delaware or any action asserting a claim against us that is governed by the internal affairs doctrine, subject in each case to the Court of Chancery having personal jurisdiction over the parties named as defendants therein. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. If a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we might incur additional costs associated with resolving such action in other jurisdictions.

Our amended and restated certificate of incorporation further provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.

Item 2.	Unregistered sales of equity securities and use of proceeds

Sales of unregistered securities

During the six months ended March 31, 2019, we issued and sold the following unregistered securities:

•

From October 1, 2018 to October 30, 2018, we issued stock options to certain of our service providers, executive officers and directors to purchase an aggregate of 45,334 shares of the Company’s common stock under the 2013 Plan, with exercise prices ranging from $14.00 to $15.00 per share. No consideration was received for such stock options.

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

Use of proceeds from public offering of common stock

On October 30, 2018, our registration statement on Form S-1 (Registration No. 333-227672) was declared effective by the SEC for our initial public offering pursuant to which we registered an aggregate of 5,000,000 shares of our common stock at an initial public offering price of $14.00 per share for an aggregate price of $70.0 million. Sale of an additional 750,000 shares was registered upon exercise of the underwriters’ over-allotment option at an offering price of $14.00 per share for an aggregate price of approximately $10.5 million. The underwriters of the offering were J.P. Morgan Securities LLC, Cowen and Company, LLC, Allen & Company LLC, and Robert W. Baird & Co Incorporated. We paid the underwriters of our initial public offering an underwriting discount and commission totaling $5.6 million, also, we incurred $5.3 million in offering costs. Thus, the net offering proceeds, after deducting underwriting discounts and offering expenses, were approximately $69.6 million.

We have begun using and intend to use the net proceeds from this offering primarily to (i) improve and update our platform and core technologies, (ii) expand our sales and marketing capabilities in the U.S. and other geographies, including China, (iii) continue to expand in the pharmaceutical biologics drug discovery and DNA data storage markets, (iv) establish our operations in China, and (v) for working capital and general corporate purposes. While we have no current agreements, commitments or understandings for any specific strategic acquisitions or in-licenses at this time, we may use a portion of the net proceeds for these purposes.

Item 3.	Defaults upon senior securities

None.

Item 4.	Mine safety disclosures

Not applicable.

Item 5.	Other information

None

Item 6.	Exhibits

Exhibit Number	Description	Filed / Furnished / Incorporated from Form	Incorporated by Reference from Exhibit Number	Date Filed

10.1	Sixth Amendment to Lease by and between Twist Bioscience Corporation and ARE-San Francisco No. 19, LLC, dated February 8, 2019.	Filed herewith

10.2	First Amendment to Lease by and between Twist Bioscience Corporation and ARE-San Francisco No. 32, LLC, dated March 21, 2019.	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by President and Chief Executive Officer.	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by President and Chief Financial Officer.	Filed herewith

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by President and Chief Executive Officer.	Furnished herewith

32.2†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by President and Chief Executive Officer.	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

May 1, 2019	Twist Bioscience Corporation

	By:	/s/ James M. Thorburn
James M. Thorburn
Chief Financial Officer