Form 10-Q
period 2019-06-30
Twist Bioscience Corp
filed 2019-08-09
CIK 1581280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of shares of the Registrant’s common stock outstanding as of August 7, 2019, was 32,558,888.

TWIST BIOSCIENCE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2019

i

Forward-looking statements

This Quarterly Report on Form 10-Q for the Quarter ended June 30, 2019, or Form 10-Q, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The words “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” and variations of such words and similar expressions are intended to identify such forward-looking statements, which may include, but are not limited to, statements concerning the following:

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

•	our ability to obtain relevant ISO certifications for our South San Francisco manufacturing facility on a timely basis;

•	our ability to effectively manage our growth;

•	our ability to successfully enter new markets and manage the expansion of our next generation sequencing kits in the Chinese market;

•	our ability to protect our intellectual property, including our proprietary DNA synthesis platform and technology related to our next generation sample preparation kits;

•	costs associated with defending intellectual property infringement and other claims;

•	the effects of increased competition in our business;

•	our ability to keep pace with changes in technology and our competitors;

•	our ability to successfully identify, evaluate and manage any future acquisitions of businesses, solutions or technologies;

•	the success of our marketing efforts;

•	the potential purchases of common stock by certain of our existing stockholders and their affiliated entities, including stockholders who are associated with certain of our directors;

•	a significant disruption in, or breach in security of our information technology systems and resultant interruptions in service and any related impact on our reputation;

•	the attraction and retention of qualified employees and key personnel;

•	the effects of natural or man-made catastrophic events;

•	the effectiveness of our internal controls;

•	changes in government regulation affecting our business;

•	the impact of adverse economic conditions; and

•	other risk factors included under the section titled “Risk Factors.”

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

PART I. Financial information

Item 1.	Financial statements

Twist Bioscience Corporation

Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except share and per share amounts)	September 30, 2018	June 30, 2019
Assets
Current assets
Cash and cash equivalents	$80,757	$68,212
Short-term investments	—	93,575
Accounts receivable, net	5,419	11,697
Inventories	6,028	5,496
Prepaid expenses and other current assets	3,467	3,642

Total current assets	$95,671	$182,622
Property and equipment, net	12,331	19,817
Goodwill	1,138	1,138
Intangible assets, net	712	559
Restricted cash, non-current	579	579
Other non-current assets	5,360	2,090

Total assets	$115,791	$206,805

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$7,531	$7,835
Accrued expenses	2,166	3,713
Accrued payroll	5,401	9,886
Current portion of long-term debt	2,500	3,333
Other current liabilities	939	680

Total current liabilities	$18,537	$25,447
Redeemable convertible preferred stock warrant liability	631	—
Long-term debt, net of current portion	7,218	5,119
Other non-current liabilities	344	236

Total liabilities	$26,730	$30,802

Commitments and contingencies (Note 6)
Redeemable convertible preferred stock
Series A redeemable convertible preferred stock, $0.00001 par value—2,854,576 shares and no shares authorized as of September 30, 2018 and June 30, 2019, respectively; 2,817,723 shares and no shares issued and outstanding as of September 30, 2018 and June 30, 2019, respectively.	$9,141	$—
Series B redeemable convertible preferred stock, $0.00001 par value—3,331,878 shares and no shares authorized as of September 30, 2018 and June 30, 2019, respectively; 3,315,645 shares and no shares issued and outstanding as of September 30, 2018 and June 30, 2019, respectively.	25,900	—
Series C redeemable convertible preferred stock, $0.00001 par value—2,510,354 shares and no shares authorized as of September 30, 2018 and June 30, 2019, respectively; 2,491,483 shares and no shares issued and outstanding as of September 30, 2018 and June 30, 2019, respectively.	36,726	—
Series D redeemable convertible preferred stock, $0.00001 par value—10,475,252 shares and no shares authorized as of September 30, 2018 and June 30, 2019, respectively; 10,326,454 shares and no shares issued and outstanding as of September 30, 2018 and June 30, 2019, respectively.	218,716	—

Total redeemable convertible preferred stock	$290,483	$—

Stockholders’ equity (deficit)
Preferred stock, $0.00001 par value—no shares and 10,000,000 shares authorized as of September 30, 2018 and June 30, 2019, respectively; no shares issued or outstanding as of September 30, 2018 and June 30, 2019, respectively.	$—	$—
Common stock, $0.00001 par value—27,775,000 and 100,000,000 shares authorized as of September 30, 2018 and June 30, 2019, respectively; 3,206,048 and 32,471,591 shares issued and outstanding as of September 30, 2018 and June 30, 2019, respectively.	—	—
Additional paid-in capital	9,346	463,229
Accumulated other comprehensive income	87	117
Accumulated deficit	(210,855)	(287,343)

Total stockholders’ equity (deficit)	$(201,422)	$176,003

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$115,791	$206,805

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three months ended June 30,		Nine months ended June 30,
(In thousands, except share and per share amounts)	2018	2019	2018	2019
Revenues	$6,541	$13,600	$17,020	$38,648
Operating expenses:
Cost of revenues	$7,503	$11,394	$23,096	$35,041
Research and development	5,268	9,007	14,282	25,186
Selling, general and administrative	11,256	21,320	30,497	55,703

Total operating expenses	$24,027	$41,721	$67,875	$115,930

Loss from operations	$(17,486)	$(28,121)	$(50,855)	$(77,282)

Interest income	284	804	590	2,243
Interest expense	(337)	(318)	(927)	(1,007)
Other income (expense), net	(14)	(227)	(76)	(263)

Loss before income taxes	$(17,553)	$(27,862)	$(51,268)	$(76,309)
Provision for income taxes	(71)	(54)	(166)	(179)

Net loss attributable to common stockholders	$(17,624)	$(27,916)	$(51,434)	$(76,488)

Other comprehensive income (loss):
Change in unrealized gain on investments	—	3	—	13
Foreign currency translation adjustment	14	250	35	17

Comprehensive loss	$(17,610)	$(27,663)	$(51,399)	$(76,458)

Net loss per share attributable to common stockholders—basic and diluted	$(6.18)	$(0.92)	$(18.92)	$(2.97)

Weighted average shares used in computing net loss per share attributable to common stockholders—basic and diluted	2,849,544	30,290,150	2,719,051	25,789,794

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) (unaudited)

	Series A convertible preferred stock		Series B convertible preferred stock		Series C convertible preferred stock		Series D convertible preferred stock		Common stock		Additional paid-in capital	Other comprehensive income	Accumulated deficit	Total stockholders’ equity (deficit)
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of March 31, 2018	2,817,723	$9,141	3,315,645	$25,900	2,491,483	$36,726	8,820,189	$186,828	3,230,818	$—	$7,654	$54	$(173,429)	$(165,721)

Issuance of Series D redeemable convertible preferred stock, net of financing costs of $89	—	—	—	—	—	—	941,417	19,910	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	1,260	—	(31)	—	—	(31)
Repurchases of early exercised common stock options	—	—	—	—	—	—	—	—	(8,546)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	603	—	—	603
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	14	—	14
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(17,624)	(17,624)

Balances as of June 30, 2018	2,817,723	$9,141	3,315,645	$25,900	2,491,483	$36,726	9,761,606	$206,738	3,223,532	$—	$8,226	$68	$(191,053)	$(182,759)

	Series A convertible preferred stock		Series B convertible preferred stock		Series C convertible preferred stock		Series D convertible preferred stock		Common stock		Additional paid-in capital	Other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of March 31, 2019	—	$—	—	$—	—	$—	—	$—	28,024,052	$—	$375,043	$(136)	$(259,427)	$115,480

Issuance of common stock in public offering, net of underwriting discounts, commissions and offering expenses of $6,307	—	—	—	—	—	—	—	—	4,312,500	—	84,255	—	—	84,255
Vesting of restricted stock units	—	—	—	—	—	—	—	—	3,459	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	131,580	—	899	—	—	899
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	3,032	—	—	3,032
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	253	—	253
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(27,916)	(27,916)

Balances as of June 30, 2019	—	$—	—	$—	—	$—	—	$—	32,471,591	$—	$463,229	$117	$(287,343)	$176,003

	Series A convertible preferred stock		Series B convertible preferred stock		Series C convertible preferred stock		Series D convertible preferred stock		Common stock		Additional paid-in capital	Other comprehensive income	Accumulated deficit	Total stockholders’ equity (deficit)
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of September 30, 2017	2,817,723	$9,141	3,315,645	$25,900	2,491,483	$36,726	6,034,089	$127,866	3,178,819	$—	$6,228	$33	$(139,619)	$(133,358)

Issuance of Series D redeemable convertible preferred stock, net of financing costs of $318	—	—	—	—	—	—	3,727,517	78,872	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	54,352	—	123	—	—	123
Repurchases of early exercised common stock options	—	—	—	—	—	—	—	—	(9,639)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	1,875	—	—	1,875
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	35	—	35
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(51,434)	(51,434)

Balances as of June 30, 2018	2,817,723	$9,141	3,315,645	$25,900	2,491,483	$36,726	9,761,606	$206,738	3,223,532	$—	$8,226	$68	$(191,053)	$(182,759)

	Series A convertible preferred stock		Series B convertible preferred stock		Series C convertible preferred stock		Series D convertible preferred stock		Common stock		Additional paid-in capital	Other comprehensive income	Accumulated deficit	Total stockholders’ equity (deficit)
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of September 30, 2018	2,817,723	$9,141	3,315,645	$25,900	2,491,483	$36,726	10,326,454	$218,716	3,206,048	$—	$9,346	$87	$(210,855)	$(201,422)

Issuance of common stock in public offerings, net of underwriting discounts, commissions and offering expenses of $17,210	—	—	—	—	—	—	—	—	10,062,500	—	153,852	—	—	153,852
Vesting of restricted stock units	—	—	—	—	—	—	—	—	3,459	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	191,599	—	1,131	—	—	1,131
Conversion of redeemable convertible preferred stock warrant liability to equity	—	—	—	—	—	—	—	—	—	—	631	—	—	631
Conversion of redeemable convertible preferred stock to common stock	(2,817,723)	(9,141)	(3,315,645)	(25,900)	(2,491,483)	(36,726)	(10,326,454)	(218,716)	18,951,305	—	290,462	—	—	290,462
Repurchases of early exercised common stock options	—	—	—	—	—	—	—	—	(442)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	7,807	—	—	7,807
Net exercise of stock warrants	—	—	—	—	—	—	—	—	57,122	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	30	—	30
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(76,488)	(76,488)

Balances as of June 30, 2019	—	$—	—	$—	—	$—	—	$—	32,471,591	$—	$463,229	$117	$(287,343)	$176,003

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine months ended June 30,
(in thousands)	2018(1)	2019
Cash flows from operating activities
Net loss	$(51,434)	$(76,488)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	4,398	4,622
Loss on disposal of property and equipment	55	202
Stock-based compensation	1,875	7,807
Discount accretion on investment securities	—	(968)
Non-cash interest expense	150	182
Change in fair value of redeemable convertible preferred stock warrant liability	66	—
Amortization of debt discount	230	219
Changes in assets and liabilities:
Accounts receivable, net	(1,943)	(6,108)
Inventories	(2,426)	532
Prepaid expenses and other current assets	(796)	(122)
Other non-current assets	(1,452)	(442)
Accounts payable	1,539	(96)
Accrued expenses	518	1,961
Accrued payroll	(90)	4,475
Other liabilities	(158)	(355)

Net cash used in operating activities	(49,468)	(64,579)

Cash flows from investing activities
Purchases of property and equipment	(2,641)	(10,864)
Proceeds from sale of property and equipment	17	5
Purchases of investments	(3,374)	(137,264)
Proceeds from maturity of investments	32,900	44,500

Net cash provided by (used in) investing activities	26,902	(103,623)

Cash flows from financing activities
Proceeds from issuance of common stock and exercise of stock options	291	1,109
Proceeds from public offerings, net of underwriting discounts, commissions and offering expenses	—	156,208
Proceeds from issuance of Series D redeemable convertible preferred stock, net of issuance costs	83,873	—
Payments of deferred offering costs	(1,925)	—
Principal repayment on long term debt	—	(1,667)

Net cash provided by financing activities	82,239	155,650

Net increase (decrease) in cash, cash equivalents, and restricted cash	59,673	(12,552)
Cash, cash equivalents, and restricted cash at beginning of period	31,429	81,537

Cash, cash equivalents, and restricted cash at end of period	91,102	68,985

Supplemental disclosure of cash flow information
Interest paid	587	605
Income taxes paid, net of refunds	20	221
Non-cash investing and financing activities
Property and equipment additions included in accounts payable and accrued expenses	—	1,273
Deferred offering costs included in accounts payable and accrued expenses	516	—
Conversion of redeemable convertible preferred stock warrant liability to equity	—	631
Conversion of redeemable convertible preferred stock to common stock	—	290,462

(1)	Adjusted to reflect the retrospective adoption of Accounting Standards Update (ASU) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.

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

The Company has generated net losses in all periods since its inception. As of June 30, 2019, the Company had an accumulated deficit of $287.3 million and has not generated positive cash flows from operations since inception. Losses are expected to continue as the Company continues to invest in product development, manufacturing, and sales and marketing.

The Company has raised multiple rounds of debt and equity financing since its inception. In October 2018, the Company completed an initial public offering (IPO) of its common stock which raised proceeds of $69.6 million, after deducting underwriting discounts, commissions and offering expenses. In May 2019, the Company completed an underwritten public offering of its common stock with proceeds of $84.3 million, after deducting underwriting discounts and commissions and offering expenses. Management believes that these proceeds combined with existing cash and short-term investment balances on hand will be sufficient to fund operations for at least one year from the issuance of these unaudited condensed consolidated financial statements. However, there can be no assurance that additional financing will not be required or that the Company will be successful in raising additional capital on terms which are acceptable to the Company.

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

2. Summary of significant accounting policies

Basis of presentation and use of estimates

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2018 (the Annual Report on Form 10-K) filed with the Securities and Exchange Commission on December 20, 2018. The condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements. The condensed consolidated balance sheet at September 30, 2018 is derived from audited consolidated financial statements but does not include all disclosures required by GAAP. The operating results for the three and nine months ended June 30, 2019 are not necessarily indicative of the results expected for the full year ending September 30, 2019.

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

Deferred offering costs

Deferred offering costs, which consist of direct incremental legal, consulting, banking and accounting fees relating to the Company’s public offerings, are capitalized and will be offset against proceeds from the public offerings within stockholders’ equity. As of September 30, 2018, there was $3.7 million of deferred offering costs within other non-current assets on the condensed consolidated balance sheets. During the nine months ended June 30, 2019, an additional $2.4 million in offering costs were incurred. In connection with the public offerings, as of June 30, 2019, all offering costs were charged against the proceeds from the offerings.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard requires entities to use the new “expected credit loss” impairment model for most financial assets measured at amortized cost, including trade and other receivables and held-to-maturity debt securities, and modifies the impairment model for available-for-sale debt securities. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early application is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU applies to all entities that have restricted cash and are required to present a statement of cash flows. The ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash. As a result, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Further, a reconciliation between the balance sheet and statement of cash flows is required when the balance sheet includes more than one line item for cash, cash equivalents, and restricted cash. Therefore, transfers between these balances should no longer be presented as a cash flow activity. The Company adopted this standard effective October 1, 2018, utilizing the retrospective transition method to each period presented. The following table provides a reconciliation of the Company’s cash and cash equivalents, current portion of restricted cash and non-

current portion of restricted cash reported within the condensed consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash shown in the Company’s condensed consolidated statements of cash flows for the periods presented:

(in thousands)	September 30, 2018	June 30, 2019
Cash and cash equivalents	$80,757	$68,212
Restricted cash, non-current	579	579
Restricted cash, current (within prepaid expenses and other current assets)	201	194

Total cash, cash equivalents and restricted cash	$81,537	$68,985

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

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies the subsequent measurement of goodwill. The ASU eliminates step 2 from the goodwill impairment test, including for reporting units with a zero or negative carrying amount that fail a qualitative test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This ASU should be applied on a prospective basis. This ASU is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has not yet determined whether it will early adopt this ASU.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a stock-based payment award as a modification. Under ASU 2017-09, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. This standard is effective for all entities for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted this standard effective October 1, 2018. The adoption of ASU 2017-09 did not have an impact on the Company’s condensed consolidated financial statements for either period presented.

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

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and June 30, 2019 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value.

	September 30, 2018
(in thousands)	Level 1	Level 2	Level 3	Fair value
Assets
Cash	$46,823	$—	$—	$46,823
Money market funds	33,934	—	—	33,934

Totals	$80,757	$—	$—	$80,757

Liabilities
Redeemable convertible preferred stock warrant liability	$—	$—	$631	$631

	June 30, 2019
(in thousands)	Level 1	Level 2	Level 3	Fair value
Assets
Cash	$13,739	$—	$—	$13,739
Money market funds	51,304	—	—	51,304
Corporate bonds	—	7,529	—	7,529
Commercial paper	—	21,904	—	21,904
U.S. government treasury bills	67,311	—	—	67,311

Totals	$132,354	$29,433	$—	$161,787

As of September 30, 2018 and June 30, 2019, gross unrealized gains and unrealized losses for cash equivalents and short-term investments were not material, and the contractual maturities of all marketable securities were less than one year.

Redeemable convertible preferred stock warrants

The following tables provide a reconciliation of the beginning and ending balances of the Level 3 instruments during the nine months ended June 30, 2018 and 2019:

	June 30, 2018
(in thousands)	Series A	Series B	Series C	Series D	Total
Fair value as of September 30, 2017	$331	$110	$152	$51	$644
Change in fair value recorded in other income (expense), net	43	16	2	5	66

Fair value as of June 30, 2018	$374	$126	$154	$56	$710

	June 30, 2019
(in thousands)	Series A	Series B	Series C	Series D	Total
Fair value as of September 30, 2018	$365	$94	$130	$42	$631
Conversion of redeemable convertible preferred stock warrants to common stock warrants	(365)	(94)	(130)	(42)	(631)

Fair value as of June 30, 2019	$—	$—	$—	$—	$—

4. Inventories

Inventory amounts consist of the following:

(in thousands)	September 30, 2018	June 30, 2019
Raw Materials	$2,988	$2,995
Work-in-process	2,273	1,373
Finished Goods	767	1,128

	$6,028	$5,496

5. Goodwill and intangible assets

There were no changes to the carrying value of goodwill as of September 30, 2018 and June 30, 2019. Total amortization expense related to intangible assets was less than $0.1 million for the three months ended June 30, 2018 and 2019, and $0.2 million for the nine months ended June 30, 2018 and 2019.

The intangible assets balances are presented below:

	September 30, 2018
(in thousands, except for years)	Useful life in years	Gross carrying amount	Accumulated amortization	Net book value
Developed Technology	6	$1,220	$(508)	$712
Tradenames & Trademarks	2	20	(20)	—

Total indefinite-lived intangible assets		$1,240	$(528)	$712

	June 30, 2019
(in thousands, except for years)	Useful life in years	Gross carrying amount	Accumulated amortization	Net book value
Developed Technology	6	$1,220	$(661)	$559
Tradenames & Trademarks	2	20	(20)	—

Total indefinite-lived intangible assets		$1,240	$(681)	$559

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

On May 10, 2019, the Court issued its ruling denying Agilent’s demurrer and motion to strike the Company’s cross-complaint. In addition, the Court issued its ruling denying the Company’s demurrer and motion to strike certain allegations associated with Agilent’s breach of contract claim, but granted the Company’s motion to strike breach of contract allegations relating to the non-solicitation provision in Agilent’s employment contract.

On May 16, 2019, Agilent filed their notice of appeal of the Court’s May 10, 2019 ruling denying Agilent’s motion to strike. On May 22, 2019, Agilent sought ex parte relief from the Court to stay all proceedings related to both the Company’s cross-claims and Agilent’s affirmative claims. The Court stayed proceedings relating to the Company’s cross-claims, which was not opposed by the Company, but denied Agilent’s request for a discovery stay related to Agilent’s affirmative claims. Agilent then filed a noticed motion seeking to stay proceedings related to its affirmative claims on June 14, 2019, and following a hearing on June 28, 2019, the Court denied Agilent’s motion. Agilent may seek to appeal this ruling.

The trial remains set for February 24, 2020. Additionally, the Discovery Referee has set a case schedule with fact discovery closing on October 1, 2019.

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

7. Related party transactions

During the three months ended June 30, 2018 and 2019, the Company purchased raw materials from a related party investor in the amount of $0.7 million and $0.5 million, respectively. During the nine months ended June 30, 2018 and 2019, the Company purchased raw materials from a related party investor in the amount of $1.8 million and $2.6 million, respectively. Payable balances and cash receipts and receivable balances with the related parties were immaterial as of September 30, 2018 and June 30, 2019.

8. Income taxes

In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that quarter. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate primarily as a result of state taxes, foreign taxes, and changes in the Company’s valuation allowance against its deferred tax assets. For each of the three and nine months ended June 30, 2018 and 2019, the Company recorded an immaterial provision for income taxes.

9. Warrants

In connection with its long-term debt agreements, the Company issued warrants for its redeemable convertible preferred stock and common stock as follows:

(in thousands, except share and per share data)	Number of shares underlying warrants	Fair Value
Warrant class/series:	September 30, 2018		Issuance date	Expiration date	Exercise price per share
Series A	36,838	$365	October 8, 2013	October 8, 2023	$3.26
Series B	16,221	94	September 2, 2014	September 2, 2024	$7.84
Series C	18,854	130	December 22, 2015	December 22, 2025	$14.85
Series D	7,531	42	March 28, 2016	March 28, 2026	$21.24

Total preferred stock warrants	79,444	$631

Common stock warrants	64,127	$486	September 6, 2017	September 6, 2027	$6.24

(in thousands, except share and per share data)	Number of shares underlying warrants
Warrant class/series:	June 30, 2019	Issuance date	Expiration date	Exercise price per share
Common stock warrants	16,221	September 2, 2014	September 2, 2024	$7.84
Common stock warrants	18,854	December 22, 2015	December 22, 2025	$14.85
Common stock warrants	7,531	March 28, 2016	March 28, 2026	$21.24
Common stock warrants	32,064	September 6, 2017	September 6, 2027	$6.24

Total common stock warrants	74,670

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

Unless otherwise determined by the board of directors, the Company’s common stock will be purchased for the accounts of employees participating in the 2018 ESPP at a price per share that is the lesser of 85% of the fair market value of the Company’s common stock on the first trading day of the offering period, which for the initial offering period is the price at which shares of the Company’s common stock were first sold to the public, or 85% of the fair market value of the Company’s common stock on the last trading day of the offering period. During the nine months ended June 30, 2019, activity under the 2018 ESPP was immaterial.

Activity under the equity incentive plans during the nine months ended June 30, 2019 is summarized below:

(in thousands, except share and per share data)	Shares available	Options outstanding	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at September 30, 2018	860,287	2,520,485	$8.22	8.38	$11,483
Additional shares authorized	2,494,700	—
Stock options granted	(1,618,676)	1,618,676	25.21
Stock options exercised	—	(191,599)	5.95
Stock options forfeited	340,899	(340,899)	15.93
Restricted stock units granted	(500,132)	—	—
Forfeiture of restricted stock units	24,221	—	—
Early exercised options repurchased	442	—	—

Outstanding at June 30, 2019	1,601,741	3,606,663	$15.24	8.41	$50,051

Vested or expected to vest and exercisable at June 30, 2019		3,606,663	$15.24	8.41	$50,051

Total stock-based compensation expense recognized was as follows:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2018	2019	2018	2019
Cost of revenues	$100	$446	$275	$1,155
Research and development	109	530	521	1,251
Selling, general and administrative	394	2,056	1,079	5,401

Total stock-based compensation	$603	$3,032	$1,875	$7,807

As of June 30, 2019, there was $25.5 million of total unrecognized compensation cost related to non-vested stock options under the equity incentive plans that are expected to be recognized over a weighted average period of 3.6 years.

Restricted Stock Units

Restricted stock primarily consists of restricted stock unit awards (RSUs) which have been granted to employees. The value of an RSU award is based on the Company’s stock price on the date of grant. The shares underlying the RSU awards are not issued until the RSUs vest. Upon vesting, each RSU converts into one share of the Company’s common stock.

Activity with respect to the Company’s restricted stock units during the nine months ended June 30, 2019 was as follows:

(in thousands, except share and per share data)	Number of Shares	Weighted average grant date fair value per share	Weighted average remaining contractual term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2018	—	$—	—	$—
Restricted stock units granted	500,132	26.12
Restricted stock units vested	(4,581)	23.62
Restricted stock units forfeited	(24,221)	25.67

Outstanding at June 30, 2019	471,330	$26.17	4.12	$9,194

Expected to vest at June 30, 2019:	471,330	$26.17	4.12	$9,194

As of June 30, 2019, there was $10.8 million of total unrecognized compensation cost related to these issuances that is expected to be recognized over a weighted average period of 4.2 years.

12. Net loss per share attributable to common stockholders

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders:

	Three months ended June 30,		Nine months ended June 30,
(in thousands, except share and per share data)	2018	2019	2018	2019
Numerator:
Net loss attributable to common stockholders	$(17,624)	$(27,916)	$(51,434)	$(76,488)

Denominator:
Weighted average shares used in computing net loss per share, basic and diluted	2,849,544	30,290,150	2,719,051	25,789,794

Net loss per share attributable to common stockholders, basic and diluted	$(6.18)	$(0.92)	$(18.92)	$(2.97)

The potentially dilutive common shares that were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented are as follows:

	Three and nine months ended June 30,
(in thousands, except share and per share data)	2018	2019
Shares subject to options to purchase common stock	2,424,024	3,606,663
Unvested restricted shares of common stock	146,745	50,921
Unvested restricted stock units of common stock	—	471,330
Unvested shares of common stock issued upon early exercise of stock options	48,917	45,369
Shares subject to employee stock purchase plan	—	143,716
Shares subject to warrants to purchase common stock	64,127	74,670
Shares subject to warrants to purchase redeemable convertible preferred stock	79,444	—
Shares of redeemable convertible preferred stock	18,386,457	—

Total	21,149,714	4,392,669

13. Geographic, product and industry information

The table below sets forth revenues by geographic region, based on ship-to destinations. Americas consists of Canada, Mexico, and South America; EMEA consists of Europe, the Middle East, and Africa; and APAC consists of Japan, China, South Korea, Singapore, Malaysia, and Australia.

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2018	2019	2018	2019
United States	$4,587	$8,687	$12,011	$26,567
EMEA	1,624	3,508	4,116	9,257
APAC	268	878	740	2,017
Americas	62	527	153	807

Total	$6,541	$13,600	$17,020	$38,648

The table below sets forth revenues by product.

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2018	2019	2018	2019
Synthetic genes	$4,237	$6,242	$11,903	$18,850
Oligo pools	810	1,214	2,146	3,280
DNA libraries	523	578	1,208	1,654
NGS tools	971	5,566	1,763	14,864

Total	$6,541	$13,600	$17,020	$38,648

The table below sets forth revenues by industry.

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2018	2019	2018	2019
Industrial chemicals	$3,140	$5,319	$9,474	$16,051
Academic research	1,971	4,497	4,223	9,206
Healthcare	1,185	3,291	2,901	12,412
Agricultural	245	493	422	979

Total	$6,541	$13,600	$17,020	$38,648

Long-lived assets located in the United States were $18.8 million as of June 30, 2019. Long-lived assets located outside of the United States were $1.0 million as of June 30, 2019.

*    *     *    *    *

Item 2.	Management’s discussion and analysis of financial condition and results of operations

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended September 30, 2018 filed with the U.S. Securities and Exchange Commission, or the SEC, on December 20, 2018, or our Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those discussed in the section entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. In preparing this MD&A, we presume that readers have access to and have read the MD&A in our Annual Report on Form 10-K, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K.

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

Additionally, we believe our platform will enable new value-add opportunities, such as discovery partnerships for biologic drugs, and will enable new applications for synthetic DNA, such as digital data storage. We sell our synthetic DNA and synthetic DNA-based products to a customer base of over 1,000 customers across a broad range of industries. We launched the first application of our platform, synthetic genes and oligo pools, in April 2016 to disrupt the gene synthesis market and make legacy DNA synthesis methods obsolete.

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

In May 2019, we completed an underwritten public offering of common stock. A total of 4,312,500 shares were offered and sold at a price of $21.00, and the Company received net proceeds of $84.3 million, after deducting underwriting discounts and commissions of $5.4 million and offering expenses of approximately $0.9 million.

In the three months ended June 30, 2019, our net revenues of $13.6 million were substantially the same as the net revenues of $13.6 million in the three months ended March 31, 2019. Our net revenues from NGS tools grew to $5.6 million in the three months ended June 30, 2019, from $5.5 million in the three months ended March 31, 2019, due to customers adopting our NGS tools and ramping up of production volume. Our synthetic gene revenue attributable to Ginkgo Bioworks, our largest customer, was $2.2 million in the three months ended June 30, 2019, versus $2.2 million in the three months ended March 31, 2019. Our non-Ginkgo synthetic gene revenue increased to $4.1 million in the three months ended June 30, 2019 versus $3.9 million in the three months ended March 31, 2019 for sequential growth of 5%. Our selling, general and administrative expenses, or SG&A, increased to $21.3 million from $19.1 million in the prior three months ended March 31, 2019, due to increases in salary and compensation, primarily in our sales and marketing, stock compensation, and legal costs. Our R&D expenses increased from $8.9 million in the three months ended March 31, 2019 to $9.0 million in the three months ended June 30, 2019, driven primarily by increased salary and compensation as we continue to build out our R&D capabilities, and increase the use of consumable materials.

As of September 30, 2018, and June 30, 2019, we had $80.8 million and $161.8 million in cash, cash equivalents and short-term investments, respectively.

Financial overview

The following table summarizes certain selected historical financial results:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2018	2019	2018	2019
Revenues	$6,541	$13,600	$17,020	$38,648
Loss from operations	(17,486)	(28,121)	(50,855)	(77,282)
Net loss attributable to common stockholders	(17,624)	(27,916)	(51,434)	(76,488)

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

	Three months ended June 30,				Nine months ended June 30,
(in thousands, except percentages)	2018	%	2019	%	2018	%	2019	%
United States	$4,587	70%	$8,687	64%	$12,011	71%	$26,567	69%
EMEA	1,624	25%	3,508	26%	4,116	24%	9,257	24%
APAC	268	4%	878	6%	740	4%	2,017	5%
Americas	62	1%	527	4%	153	1%	807	2%

Total revenues	$6,541	100%	$13,600	100%	$17,020	100%	$38,648	100%

Revenues by product

The table below sets forth revenues by product:

	Three months ended June 30,				Nine months ended June 30,
(in thousands, except percentages)	2018	%	2019	%	2018	%	2019	%
Synthetic genes	$4,237	65%	$6,242	46%	$11,903	70%	$18,850	49%
Oligo pools	810	12%	1,214	9%	2,146	13%	3,280	8%
DNA libraries	523	8%	578	4%	1,208	7%	1,654	4%
NGS tools	971	15%	5,566	41%	1,763	10%	14,864	39%

Total revenues	$6,541	100%	$13,600	100%	$17,020	100%	$38,648	100%

Revenues by industry

The table below sets forth revenues by industry:

	Three months ended June 30,				Nine months ended June 30,
(in thousands, except percentages)	2018	%	2019	%	2018	%	2019	%
Industrial chemicals	$3,140	48%	$5,319	39%	$9,474	56%	$16,051	41%
Academic research	1,971	30%	4,497	33%	4,223	25%	9,206	24%
Healthcare	1,185	18%	3,291	24%	2,901	17%	12,412	32%
Agriculture	245	4%	493	4%	422	2%	979	3%

Total revenues	$6,541	100%	$13,600	100%	$17,020	100%	$38,648	100%

Product shipments including synthetic genes

Shipments of all products and number of genes shipped in the three months ended March 31, 2017, June 30, 2017, September 30, 2017, December 31, 2017, March 31, 2018, June 30, 2018, September 30, 2018, December 31, 2018, March 31, 2019, and June 30, 2019 were as follows:

	Three months ended
(in thousands, except shipments)	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019
Number of genes shipped	31,019	38,210	38,023	44,784	71,246	60,252	70,820	71,246	69,087	68,069
Number of shipments	292	569	751	964	1,251	1,694	2,229	2,943	3,909	5,151

Comparison of the three months ended June 30, 2018 and 2019

Revenues

	Three months ended June 30,
(in thousands, except percentages)	2018	2019	Change	%
Revenues	$6,541	$13,600	$7,059	108%

Revenues increased from $6.5 million to $13.6 million in the three months ended June 30, 2019, which was an increase of $7.1 million, or 108%, over the three months ended June 30, 2018. The revenue increase reflects growth in synthetic genes revenue of $2.0 million and NGS tools revenue of $4.6 million. The primary increase in synthetic genes revenue is due to the introduction of our new 5.0KB gene product and customers purchasing our 3.0KB genes, driven by increased investment in our sales and marketing infrastructure, international expansion and the launching of the e-commerce platform in fiscal 2018. In the three months ended June 30, 2019, we shipped 68,069 genes compared to 60,252 genes in the three months ended June 30, 2018, an increase of 13%. Synthetic gene pricing to our customers was relatively constant period-over-period, but the product mix changed with the introduction of our 5.0KB gene product and customers purchasing our 3.0KB genes. The primary reason for NGS tools revenue growth was the adoption of our product by a larger customer base. We do not believe that pricing changes had a meaningful impact on the revenue changes for NGS tools period-over-period.

Cost of revenues

	Three months ended June 30,
(in thousands, except percentages)	2018	2019	Change	%
Cost of revenues	$7,503	$11,394	$3,891	52%

In the three months ended June 30, 2019, cost of revenue increased to $11.4 million from $7.5 million in the three months ended June 30, 2018. The major factors contributing to the increase are growth in revenues and orders that led us to accelerate investment in capacity and production activity, resulting in higher consumption of reagents and production materials. Additionally, cost of revenues increased due to additional headcount as we ramped up production for our NGS tools products and the associated payroll and stock compensation expense increase of $1.2 million. The cost of materials associated with the increase in the volume of shipments to customers accounted for an increase of $1.1 million in the three months ended June 30, 2019.

Research and development expenses

	Three months ended June 30,
(in thousands, except percentages)	2018	2019	Change	%
Research and development	$5,268	$9,007	$3,739	71%

In the three months ended June 30, 2019, research and development expenses increased to $9.0 million from $5.3 million in the three months ended June 30, 2018. The increase was primarily due to expanding our DNA synthesis R&D capabilities which includes payroll and stock compensation expense of $1.7 million and approximately $1.9 million in pharmaceutical biologics drug discovery.

Selling, general and administrative

	Three months ended June 30,
(in thousands, except percentages)	2018	2019	Change	%
Selling, general and administrative	$11,256	$21,320	$10,064	89%

In the three months ended June 30, 2019, selling, general and administrative expenses increased to $21.3 million from $11.3 million in the three months ended June 30, 2018, primarily due to increases in payroll expenses related to increased headcount, advertising and marketing expenses, professional and legal expenses, stock compensation expenses and information technology related charges. Salaries and related costs increased by $2.3 million related to general administrative personnel needed for operations as a public company, of which stock compensation was $1.3 million. The sales and marketing costs increased $2.9 million due to increased headcount as well as our marketing related activities increased $0.3 million versus the same period last fiscal year. Professional services expenses increased $3.9 million, which includes increased legal fees and costs of being a public company.

Interest, and other income (expense), net

	Three months ended June 30,
(in thousands, except percentages)	2018	2019	Change	%
Interest income	$284	$804	$520	183%
Interest expense	(337)	(318)	19	-6%
Other income (expense)	(14)	(227)	(213)	1,521%

Total interest and other income (expense), net	$(67)	$259	$326	-487%

Interest income was $0.8 million in the three months ended June 30, 2019 and $0.3 million in the three months ended June 30, 2018, resulting from our short-term investments. Interest expense was $0.3 million in the three months ended June 30, 2019 and 2018 related to our outstanding debt.

Provision for income taxes

	Three months ended June 30,
(in thousands, except percentages)	2018	2019	Change	%
Provision for income taxes	$71	$54	$(17)	-24%

We recorded income tax expense of $0.1 million in the three months ended June 30, 2018 and 2019.

Comparison of the nine months ended June 30, 2018 and 2019

Revenues

	Nine months ended June 30,
(in thousands, except percentages)	2018	2019	Change	%
Revenues	$17,020	$38,648	$21,628	127%

Revenues increased from $17.0 million in the nine months ended June 30, 2018, to $38.6 million in the nine months ended June 30, 2019, which was an increase of $21.6 million, or 127%. Our synthetic genes revenue rose by $6.9 million and NGS tools revenue increased by $13.1 million in the nine months ended June 30, 2019 as compared to the same period in the prior fiscal year. Our revenue growth in genes was due to a number of factors including higher gene shipments, increased volume of shipments of longer genes, higher revenue to our non-Ginkgo customers, expansion in the number of customers, increased investment in our sales force, international expansion and the launch of our e-commerce platform in fiscal 2018. In the nine months ended June 30, 2019, we shipped 208,402 genes compared to 176,282 genes in the nine months ended June 30, 2018, an increase of 18%. Synthetic gene pricing to our customers was relatively constant period-over-period. The NGS tools revenue growth period-over-period can be attributed to the launch of our NGS tools products in February 2018, increased investment in our sales force infrastructure and support, more customers commercially adopting our NGS tools products and volume increase as our customers migrated from pilot to commercial volumes. We do not believe that pricing changes had a meaningful impact on revenue from NGS tools period-over-period.

Cost of revenues

	Nine months ended June 30,
(in thousands, except percentages)	2018	2019	Change	%
Cost of revenues	$23,096	$35,041	$11,945	52%

In the nine months ended June 30, 2019, cost of revenue increased to $35.0 million from $23.1 million from the nine months ended June 30, 2018. Three key factors contributed to the increase, namely higher revenues, increased number of units shipped and growth in orders which led us to accelerate our investment in NGS tool capacity and as production activity increased, we consumed more reagents and production materials. As we ramped up production and investment in our NGS tool products, our cost of revenues increased by $5.0 million due to additional headcount and associated payroll expenses. The cost of materials associated with unit volume increased by approximately $4.9 million for the nine months ended June 30, 2019 versus nine months ended June 30, 2018. Infrastructure costs increased $0.2 million.

Research and development expenses

	Nine months ended June 30,
(in thousands, except percentages)	2018	2019	Change	%
Research and development	$14,282	$25,186	$10,904	76%

In the nine months ended June 30, 2019, research and development expenses increased to $25.2 million from $14.3 million in the nine months ended June 30, 2018. The higher expense was primarily due to the increased investment of approximately $5.6 million in pharmaceutical and biologic drug discovery. Payroll and stock compensation related expense increased $2.2 million as a result of expanding R&D capabilities. Subcontracting services costs and outside services costs increased by $0.7 million to support software and product development. As we increased R&D efforts, the consumption of reagents and production materials increased by $1.2 million, and corporate allocations decreased by $0.4 million.

Selling, general and administrative

	Nine months ended June 30,
(in thousands, except percentages)	2018	2019	Change	%
Selling, general and administrative	$30,497	$55,703	$25,206	83%

In the nine months ended June 30, 2019, selling, general and administrative expenses increased to $55.7 million from $30.5 million in the nine months ended June 30, 2018, primarily due to increases in payroll expenses related to increased headcount, advertising and marketing expenses, professional and legal expenses, stock compensation expenses and information technology related charges. Sales and marketing compensation costs increased by $8.4 million, higher stock-based compensation costs of $0.8 million and in addition, our marketing related activities including tradeshows increased $1.1 million versus the same period last year. General and administrative compensation costs increased by $6.1 million, including $3.6 million higher stock-based compensation and increased personnel costs associated with being a public company. Professional services and insurance expenses increased by approximately $8.5 million, which includes legal fees and costs of being a public company.

Interest, and other income (expense), net

	Nine months ended June 30,
(in thousands, except percentages)	2018	2019	Change	%
Interest income	$590	$2,243	$1,653	280%
Interest expense	(927)	(1,007)	(80)	9%
Other income (expense)	(76)	(263)	(187)	246%

Total interest, and other income (expense), net	$(413)	$973	$1,386	-336%

Interest income was $2.2 million in the nine months ended June 30, 2019 as compared to $0.6 million in the nine months ended June 30, 2018, resulting from our short-term investments. Interest expense was $1.0 million in the nine months ended June 30, 2019 and $0.9 million in the nine months ended June 30, 2018 related to our outstanding debt under our credit facility with Silicon Valley Bank.

Provision for income taxes

	Nine months ended June 30,
(in thousands, except percentages)	2018	2019	Change	%
Provision for income taxes	$166	$179	$13	8%

We recorded income tax expense of $0.2 million in both the nine months ended June 30, 2018 and 2019.

Liquidity and capital resources

As of June 30, 2019, our principal sources of liquidity were $161.8 million of cash and cash equivalents and short-term investments, which primarily consist of short-term, investment-grade commercial paper and U.S. government treasury bills. We believe our existing cash and cash equivalents, investments in marketable securities and cash from operations will be sufficient to meet our working capital needs, capital expenditures and financing obligations for at least the next 12 months.

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

Operating capital requirements

Our primary uses of capital are, and we expect will continue to be for the near future, compensation and related expenses, manufacturing costs, laboratory and related supplies, legal and other regulatory expenses and general overhead costs. As of June 30, 2019, we had $4.5 million in commitments for capital expenditures.

Cash flows

The following table summarizes our sources and uses of cash and cash equivalents:

	Nine months ended June 30,
(in thousands)	2018	2019
Net cash used in operating activities	$(49,468)	$(64,579)
Net cash provided by (used in) investing activities	26,902	(103,623)
Net cash provided by financing activities	82,239	155,650

Net increase (decrease) in cash, cash equivalents, and restricted cash	$59,673	$(12,552)

Operating activities

Net cash used in operating activities was $64.6 million in the nine months ended June 30, 2019, and consisted primarily of a net loss of $76.5 million adjusted for non-cash items including depreciation and amortization expenses of $4.6 million, stock-based compensation expense of $7.8 million, and a change in operating assets and liabilities of approximately $0.2 million.

Net cash used in operating activities was $49.5 million in the nine months ended June 30, 2018, and consisted primarily of a net loss of $51.4 million adjusted for non-cash items including depreciation and amortization expenses of $4.4 million, stock-based compensation expense of $1.9 million, and a change in operating assets and liabilities of approximately $4.8 million.

Investing activities

In the nine months ended June 30, 2019, our investing activities used net cash of approximately $103.6 million. The use of net cash resulted primarily from the net impact of purchases and maturity of investments, and purchases of laboratory property, equipment, and computers.

In the nine months ended June 30, 2018, our investing activities provided net cash of approximately $26.9 million. Investing activities included the purchases and maturity of investments and purchases of laboratory property, equipment and computers.

Financing activities

Net cash provided by financing activities was $155.7 million in the nine months ended June 30, 2019, which consisted of $156.2 million in proceeds from public offerings, net of underwriting discounts and commissions and offering expenses, and $1.1 million from the issuance of common stock and exercise of stock options, offset by $1.7 million in principal payments on long term debt.

Net cash provided by financing activities was $82.2 million in the nine months ended June 30, 2018, which consisted of $83.9 million from the issuance of redeemable convertible preferred stock, $0.3 million from the issuance of common stock, offset by the payment of $2.0 million of deferred offering costs.

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

During the nine months ended June 30, 2019, there were no significant changes to our critical accounting policies and estimates from those previously reported and disclosed in our Annual Report on Form 10-K. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K filed with the SEC on December 20, 2018 provides a complete discussion of our critical accounting policies and estimates.

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

Interest rates risk

We had cash and cash equivalents totaling $80.8 million and $68.2 million as of September 30, 2018 and June 30, 2019, respectively. We had no short-term investments as of September 30, 2018 and $93.6 million as of June 30, 2019. Our cash and cash equivalents consist of cash in bank accounts and money market funds, and short-term investments consist of U.S. government agency bonds, corporate bonds, and commercial paper. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio. Therefore, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Foreign currency exchange rate risk

Substantially all of our revenues and operating expenses are denominated in U.S. dollars. Therefore, as of June 30, 2019, we do not believe that our exposure to foreign currency exchange risk is material to our business, financial condition or results of operations. However, we expect an increasing portion of our future revenues to be denominated in currencies other than the U.S. Dollar. If a significant portion of our revenue or operating expenses were to become denominated in currencies other than U.S. dollars, we might not be able to effectively manage this risk, and our business, financial condition and results of operations could be adversely affected by translation to U.S. dollars and by transactional foreign currency conversions.

Item 4.	Controls and procedures

(a) Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018 as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by the Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 3, 2016, Agilent filed a lawsuit against us and our Chief Executive Officer, Dr. Emily Leproust, in the Superior Court of California, Santa Clara County, or the Court. The complaint also names Does 1 through 20, which are fictitious placeholder defendants. As discussed below in more detail, after the Court granted Agilent leave to do so, Agilent filed a second amended complaint on December 13, 2018, which included adding two individuals as defendants, and Agilent may seek to amend its complaint to name additional defendants in the future. Agilent’s complaint alleges three claims against Twist and Dr. Leproust: (1) alleged breach of contract, related to the use of confidential information and alleged breach of non-solicitation obligations against Dr. Leproust; (2) alleged breach of a duty of loyalty against Dr. Leproust; and (3) alleged misappropriation of trade secrets under the California Uniform Trade Secrets Act, or CUTSA, against all defendants.

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

On December 7, 2018, the Court granted Agilent’s motion to amend its complaint, permitting Agilent to file its Second Amended Complaint. This new complaint, filed on December 13, 2018, adds amended allegations against Dr. Leproust and us, and also new claims for breach of contract and trade secret misappropriation against two individuals, Dr. Siyuan Chen, a current employee, and Ms. Solange Glaize, a former employee. However, the Court denied Agilent’s motion for a protective order and did not set any limits on discovery.

Also, on December 7, 2018, the Court held a case management conference and set the trial to start on February 24, 2020. On January 22, 2019, the Court issued an Order appointing the Honorable W. James Ware (Ret.) as Discovery Referee.

Agilent’s specific allegations against Twist and Dr. Leproust are set forth in its second amended complaint, which maintains the same set of claims against Twist and Dr. Leproust as the superseded first amended complaint. With regard to the misappropriation claim, Agilent alleges, among other things, that Twist and Dr. Leproust misappropriated trade secrets relating to Agilent’s oligonucleotide synthesis technology and used those secrets to develop Twist’s technology and identify personnel to hire from Agilent. With regard to the breach of loyalty claim, Agilent alleges, among other things, that Dr. Leproust improperly withheld strategic business and technological plans from Agilent and diverted those plans to Twist instead. With regard to the breach of contract claim, Agilent alleges, among other things, that Dr. Leproust violated her contractual obligations under her employment agreement with Agilent, including by failing to disclose the aforementioned plans and by soliciting one or more Agilent employees to terminate their employment within two years of her resignation.

Agilent’s requested relief, in its second amended complaint, includes: compensatory damages; injunctive relief; punitive and/or statutory exemplary damages; a constructive trust upon allegedly misappropriated assets and gains derived from alleged breaches of agreements; and its attorneys’ fees and costs.

On January 29, 2019, Twist and Dr. Leproust filed a demurrer and motion to strike Agilent’s second amended complaint, challenging each of Agilent’s claims. First, Defendants asserted that Agilent’s breach of contract claim is antithetical to California law and public policy favoring employee mobility. Second, Defendants asserted that California precedent requires that Agilent’s duty of loyalty claim be dismissed. Third, Defendants asserted that Agilent’s trade secret misappropriation claims must be dismissed for failure to identify any harm.

That same day, Twist and Leproust filed a cross-complaint, asserting six counterclaims against Agilent and Does 1-10 for (1) declaration of no trade secret misappropriation; (2) declaration of no breach of contract; (3) declaration of no breach of duty of loyalty; (4) defamation, defamation per se, libel, libel per se, slander, and slander per se; (5) intentional interference with prospective economic advantage; (6) unlawful and unfair competition. Twist Bioscience and Dr. Leproust also filed their answer and affirmative defenses to Agilent’s second amended complaint. The answer to Agilent’s second amended complaint responded to Agilent’s allegations and asserted numerous affirmative defenses and furthermore denies Agilent’s claims have merit or entitle it to any relief.

On March 4, 2019, Agilent filed a demurrer and motion to strike challenging all six claims alleged in the Company and its CEO’s cross-complaint filed on January 29, 2019. The Company and the CEO are opposing Agilent’s motions.

On May 10, 2019, the Court issued its ruling denying Agilent’s demurrer and motion to strike the Company’s cross-complaint. In addition, the Court issued its ruling denying the Company’s demurrer and motion to strike certain allegations associated with Agilent’s breach of contract claim, but granted the Company’s motion to strike breach of contract allegations relating to the non-solicitation provision in Agilent’s employment contract.

On May 16, 2019, Agilent filed their notice of appeal of the Court’s May 10, 2019 ruling denying Agilent’s motion to strike. On May 22, 2019, Agilent sought ex parte relief from the Court to stay all proceedings related to both the Company’s cross-claims and Agilent’s affirmative claims. The Court stayed proceedings relating to the Company’s cross-claims, which was not opposed by the Company, but denied Agilent’s request for a discovery stay related to Agilent’s affirmative claims. Agilent then filed a noticed motion seeking to stay proceedings related to its affirmative claims on June 14, 2019, and following a hearing on June 28, 2019, the Court denied Agilent’s motion. Agilent may seek to appeal this ruling.

The trial remains set for February 24, 2020. Additionally, the Discovery Referee has set a case schedule with fact discovery closing on October 1, 2019.

We and Dr. Leproust currently believe that we have substantial and meritorious defenses to Agilent’s claims and intend to vigorously defend our position and prosecute our counterclaims, including through the trial and appellate stages if necessary. The outcome of any litigation, however, is inherently uncertain and there can be no assurance that the outcome of the case or the costs of litigation, regardless of the outcome, will not have a material adverse effect on our business.

The Company regularly posts case updates detailing relevant developments in its ongoing litigation with Agilent here: https://investors.twistbioscience.com/agilent-v-twist-litigation. During the third quarter, posts were made in both May and June.

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

In addition, a high percentage of our expenses have been, and will continue to be, fixed. Accordingly, if we do not generate revenue as and when anticipated, our losses may be greater than expected, and our operating results will suffer. You should consider the risks and difficulties frequently encountered by companies like ours in new and rapidly evolving markets when making a decision to invest in our common stock.

We have incurred net losses in every period to date, and we expect to continue to incur significant losses as we develop our business and may never achieve profitability.

We have incurred net losses each year since inception and have generated limited revenue from product sales to date. We expect to incur increasing costs as we grow our business. We cannot be certain if or when we will produce sufficient revenue from our operations to support our costs. Even if profitability is achieved, we may not be able to sustain profitability. We incurred net losses of $44.1 million, $59.3 million and $71.2 million for the years ended September 30, 2016, 2017 and 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $287.3 million. We expect to incur substantial losses and negative cash flow for the foreseeable future. In addition, as a public company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. These increased expenses will make it harder for us to achieve and sustain future profitability. We may incur significant losses in the future for a number of reasons, many of which are beyond our control, including the other risks described in this Form 10-Q, the market acceptance of our products, future product development, and our market penetration and margins.

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

In order to grow our business, we must continue to attract new customers and retain and grow sales from our existing customers on a cost-effective basis. To do this, we aim to attract new and existing buyers of synthetic DNA and NGS tool kits, convert makers of synthetic DNA into buyers of synthetic DNA, and achieve widespread market acceptance by delivering both our current product offerings and new products and technologies at low-cost, with high-quality, reliable turn-around times and throughput, superior e-commerce services and effective technical support. We cannot guarantee that our efforts to provide these key requirements will be consistently acceptable to, and meet the performance expectations of, our customers and potential customers. If we are unable to successfully attract and retain customers, our business, financial position and results of operations would be negatively impacted.

Internet security poses a risk to our e-commerce sales.

We currently generate a growing portion of our revenue through sales on our e-commerce platform, increasing to 97% of total revenue in the current quarter. However, as part of our growth strategy, we intend to increase the level of customer traffic and volume of customer purchases through our e-commerce platform which we formally launched to the general public in January 2018. We manage our website and e-commerce platform internally and as a result any compromise of our security or misappropriation of proprietary information could have a material adverse effect on our business, financial condition and results of operations. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure Internet transmission of confidential information, such as credit and other proprietary information. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the technology used by us to protect customer transaction data. Anyone who is able to circumvent our security measures could misappropriate proprietary information or cause material interruptions in our operations. We may be required to expend significant capital and other resources to protect against security breaches or to minimize problems caused by security breaches. To the extent that our activities or the activities of others involve the storage and transmission of proprietary information, security breaches could damage our reputation and expose us to a risk of loss and/or litigation. Our security measures may not prevent security breaches. Our failure to prevent these security breaches may result in consumer distrust and may adversely affect our business, results of operations and financial condition.

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

We have limited experience in sales and marketing of our products. Our ability to achieve profitability depends on our being able to increase our market share and expand our customer base. Although members of our sales and marketing teams have considerable industry experience and have engaged in marketing activities for our products, in the future we must expand our sales, marketing, distribution and customer support capabilities with the appropriate technical expertise to effectively market our products. Furthermore, it takes six to nine months to recruit, onboard and ramp sales personnel to full capability. To perform sales, marketing, distribution and customer support successfully, we will face a number of risks, including:

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

An adverse judgment in the Agilent proceeding could require us to pay damages, attorneys’ fees, costs and expenses, or result in injunctive relief, or generate negative publicity, any of which could materially adversely affect our business, financial condition, results of operations and prospects. For more information on our current legal and regulatory proceedings, see the section of this Form 10-Q captioned “Legal proceedings.” And for other risks related to our intellectual property, see the section of this Form 10-Q captioned “Risks related to our intellectual property.” We may also in the future be involved with other litigation. We expect that the number of such claims may increase as our scale and the level of competition in our industry segments grows.

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

Our future success depends upon the continuing services of members of our senior management team and scientific and engineering personnel. We are highly dependent on Dr. Emily Leproust, our President and Chief Executive Officer, who is employed “at will,” meaning we or she may terminate the employment relationship at any time. In particular, our researchers and engineers are critical to our future technological and product innovations, and we will need to hire additional qualified personnel. We may not be able to attract and retain qualified personnel on acceptable terms, or at all. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information, or that their former employers own their research output. Our industry, particularly in the San Francisco Bay Area, is characterized by high demand and intense competition for talent, and the turnover rate can be high. We compete for qualified management and scientific personnel with other life science companies, academic institutions and research institutions, particularly those focusing on genomics. Many of these employees could leave our company with little or no prior notice and would be free to work for a competitor. If one or more of our senior executives or other key personnel were unable or unwilling to continue in their present positions, we might not be able to replace them easily or at all, and other senior management may be required to divert attention from other aspects of the business. In addition, we do not have “key person” life insurance policies covering members of our management team or other key personnel except Dr. Leproust. The loss of any of these individuals or our inability to attract or retain qualified personnel, including researchers, engineers and others, could prevent us from pursuing collaborations and adversely affect our product development and introductions, business growth prospects, results of operations and financial condition.

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

As of June 30, 2019, we own 11 issued U.S. patents and 3 issued international patents in China and 1 in Taiwan. There are 130 pending patent applications, including 46 in the United States, 72 international applications and 12 applications filed under the Patent Cooperation Treaty. We rely on a combination of patent rights, copyrights and trade secrets to protect the proprietary elements of our products. Our policy is to file patent applications to protect technology, inventions and improvements that are important to our business.

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

None.

Use of proceeds from public offering of common stock

On October 30, 2018, our registration statement on Form S-1 (Registration No. 333-227672) was declared effective by the SEC for our initial public offering pursuant to which we registered an aggregate of 5,000,000 shares of our common stock at an initial public offering price of $14.00 per share for an aggregate price of $70.0 million. Sale of an additional 750,000 shares was registered upon exercise of the underwriters’ option to purchase additional shares at an offering price of $14.00 per share for an aggregate price of approximately $10.5 million. The underwriters of the offering were J.P. Morgan Securities LLC, Cowen and Company, LLC, Allen & Company LLC, and Robert W. Baird & Co Incorporated. We paid the underwriters of our initial public offering underwriting discounts and commissions totaling $5.6 million, also, we incurred $5.3 million in offering costs. Thus, the net offering proceeds, after deducting underwriting discounts and offering expenses, were approximately $69.6 million.

In May 2019, we completed an underwritten public offering of common stock. A total of 4,312,500 shares were offered and sold at a price of $21.00, and the Company received net proceeds of $84.3 million. The underwriters of the offering were J.P. Morgan Securities LLC, Cowen and Company, LLC, Evercore Group LLC, and Robert W. Baird & Co Incorporated. We paid the underwriters of our initial public offering an underwriting discount and commission totaling $5.4 million, and we incurred offering expenses of approximately $0.9 million.

We have begun using and intend to use the net proceeds from these offerings primarily to (i) improve and update our platform and core technologies, (ii) expand our sales and marketing capabilities in the U.S. and other geographies, including China, (iii) continue to expand in the pharmaceutical biologics drug discovery and DNA data storage markets, (iv) establish our operations in China, and (v) for working capital and general corporate purposes. While we have no current agreements, commitments or understandings for any specific strategic acquisitions or in-licenses at this time, we may use a portion of the net proceeds for these purposes.

Item 3.	Defaults upon senior securities

None.

Item 4.	Mine safety disclosures

Not applicable.

Item 5.	Other information

None

Item 6.	Exhibits

Exhibit Number	Description	Filed / Furnished / Incorporated from Form	Incorporated by Reference from Exhibit Number	Date Filed

10.1	Senior Business Advisor Agreement dated November 1, 2017.	Form 8-K	10.1	May 23, 2019

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by President and Chief Executive Officer.	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by President and Chief Financial Officer.	Filed herewith

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by President and Chief Executive Officer.	Furnished herewith

32.2†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by President and Chief Executive Officer.	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

August 9, 2019	Twist Bioscience Corporation

	By:	/s/ James M. Thorburn
James M. Thorburn
Chief Financial Officer