Form 10-K
period 2019-09-30
Twist Bioscience Corp
filed 2019-12-13
CIK 1581280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-38720

Twist Bioscience Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware	46-205888
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

681 Gateway Blvd, South San Francisco, CA 94080

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Small reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of March 29, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of common stock held by non-affiliates of the registrant was approximately $402 million.

The number of shares of the Registrant’s common stock outstanding as of December 9, 2019, was 33,118,096.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TWIST CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2019

Forward-looking statements

This Annual Report on Form 10-K for the fiscal year ended September 30, 2019, or Form 10-K, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The words “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” and variations of such words and similar expressions are intended to identify such forward-looking statements, which may include, but are not limited to, statements concerning the following:

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

At Twist Bioscience Corporation, we work in service of customers who are changing the world for the better. In fields such as health care, agriculture, industrial chemicals, academic research and data storage, by using our synthetic DNA tools, our customers are developing ways to better lives and improve the sustainability of the planet. We believe that the faster our customers succeed, the better for all of us, and we believe Twist Bioscience is uniquely positioned to help accelerate their efforts.

We have developed a disruptive DNA synthesis platform to industrialize the engineering of biology that provides DNA for a wide range of uses and markets. The core of our platform is a proprietary technology that pioneers a new method of manufacturing synthetic DNA by “writing” DNA on a silicon chip. We have miniaturized traditional chemical DNA synthesis reactions to write over one million short pieces of DNA on each silicon chip, approximately the size of a large mobile phone. We have combined our silicon-based DNA writing technology with proprietary software, scalable commercial infrastructure and an e-commerce platform to create an integrated technology platform that enables us to achieve high levels of quality, precision, automation, and manufacturing throughput at a significantly lower cost than our competitors.

We have applied our unique technology to manufacture a broad range of synthetic DNA-based products, including synthetic genes, tools for next generation sample preparation, and antibody libraries for drug discovery and development, all designed to enable our customers to conduct research more efficiently and effectively. Additionally, we are expanding our footprint by harnessing our proprietary platform to disrupt and innovate within larger market opportunities, such as discovery partnerships for biologic drugs, and new applications for synthetic DNA, such as digital data storage, to expand the overall reach and impact of DNA-based products. We sell our synthetic DNA and synthetic DNA-based products to a global customer base of 1,305 customers across a broad range of industries.

DNA is the fundamental building block of biology. The ability to design DNA and engineer biology, a field known as synthetic biology, is growing rapidly, and we believe this field represents one of the most exciting areas of growth and technological innovation in the 21st century. The ability to modify DNA to improve health and the sustainability of the planet is leading to a broad range of applications for synthetic DNA and synthetic DNA-based products across multiple industries, including:

•	healthcare for the identification, prevention, diagnosis and treatment of disease (antibody discovery and optimization technology);

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

Background

The synthetic biology market is growing rapidly and is being fueled by increased access to affordable and innovative tools that enable new applications. We believe this is analogous to the trends seen in the next generation sequencing, or NGS, market, where declining costs of sequencing drove adoption, new applications and market expansion. Similarly, tools that combine advanced production technology with modern digital technology and software capabilities, such as our DNA synthesis platform, are driving growth and market creation for synthetic DNA and synthetic DNA-based products. According to BCC Research, in calendar year 2017, the market for synthetic biology products was approximately $4.4 billion and is expected to grow to $13.9 billion by calendar year 2022. We believe this period of accelerated growth in the synthetic biology industry is in its early stages.

The applications of our DNA synthesis platform are broad. We currently generate revenue through two primary product lines: synthetic biology tools and next generation sequencing tools. In addition, we are leveraging the versatility of our platform to expand our portfolio to include other synthetic DNA-based products and address additional market opportunities, including vertical market opportunities in biological drug discovery and development and digital data storage.

In April 2016, we launched the first applications of our platform, synthetic genes and high diversity collections of oligonucleotides, or oligo pools, to disrupt the gene synthesis market and make legacy DNA synthesis methods obsolete. We believe that the traditional DNA synthesis methods used by our competitors are inherently limited in scalability and are not optimized to satisfy the rapidly growing demand for high-quality, low-cost synthetic DNA. Our silicon-based chip technology can increase DNA production by a factor of 9,600 on a footprint like that of traditional DNA synthesis methods. Also, it significantly lowers the volume of required reagents, specifically the most expensive reagent by a factor of 1,000,000, and improves the precision of the synthesis process relative to legacy methods. This enables us to produce high-quality synthetic DNA on a much larger scale and at lower cost than competitors. Importantly, it is this platform that can be applied to multiple market opportunities to harness the power of DNA—from next generation sequencing to drug discovery to data storage—to enable life-changing products and therapeutic medicines.

In February 2018, we launched an innovative and comprehensive sample preparation kit for next generation sequencing. Our kit leverages our platform to precisely synthesize short pieces of DNA called probes, and thus uniformly amplify the desired target DNA segments, considerably improving the accuracy of the downstream sequencing analysis, saving both time and sequencing costs. We have expanded our NGS offering to include both general and customized tools in addition to adding the mouse exome. In addition, we have formatted our NGS tools to work within an automated and advanced workflow.

Our currently marketed products target the synthetic DNA market, a sub-segment of the synthetic biology market, and NGS sample preparation, a large adjacent market opportunity. We estimate that the combined market opportunity was $1.8 billion in calendar year 2016. Based on market research, we believe that current estimates understate our market potential because they reflect the costly, time-consuming, and cumbersome nature of legacy DNA synthesis technologies. We believe our solution has the potential to materially expand our initial market by providing end users access to high-quality and lower cost tools, encouraging adoption and facilitating new applications for our products.

As part of our synthetic biology offering, we have commercialized a custom DNA library solution which we believe can be leveraged to facilitate other proprietary tools to provide an end-to-end solution in biologics drug discovery and early development, from target to investigational new drug, or IND, application, adding value as a partner to biotechnology and pharmaceutical companies.

In fiscal year 2019 we served 1,305 customers and reported $54.4 million in revenue including $21.9 million to the industrial chemicals sector, $17.4 million to the healthcare sector, $13.8 million to the academic research sector and $1.2 million to the agricultural sector. The industrial chemicals segment includes sales of $9.2 million to Ginkgo Bioworks (which we believe is the largest purchaser of synthetic DNA).

We generated revenues of $54.4 million in fiscal 2019, $25.4 million in fiscal 2018 and $10.8 million in fiscal 2017, while incurring net losses of $107.7 million, $71.2 million and $59.3 million in fiscal years 2019, 2018 and 2017, respectively. Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the success of our existing products and development and commercialization of additional products in the synthetic biology industry.

Our headquarters and manufacturing facilities are located in South San Francisco, California. As of September 30, 2019, we had 414 full-time employees worldwide, including three locations in the San Francisco Bay Area and an international location in Tel Aviv, Israel. We also utilize a team of 32 dedicated commercial consultants across the European Union and the United Kingdom and 18 dedicated commercial consultants across Asia. In May 2018, we received private funding to establish production facilities and commercial operations in China for the manufacture of the back end of our NGS product line. We expect to establish back-end production facilities to expand our commercial market for our Next Generation Sequencing (NGS) product line in China. We expect this site will be open by the end of December 2019. This site will be used to ensure Asian customers receive products in a timeframe similar to other parts of the world. Our advanced front-end manufacturing facilities to create our synthetic DNA products will remain in the United States and subject to comprehensive patent protection in key jurisdictions. Twist will continue to use our best practice biosecurity screening program in servicing the China market, a part of the world that is dominated by foreign actors that we do not believe have rigorous biosecurity screening measures.

Through September 30, 2019, we have raised a total of $444.4 million in net proceeds from public and private funding. Specifically, we have raised $290.5 million in net proceeds from the sale of redeemable convertible preferred stock from January 2016 through July 2018, and a total of $153.9 million in net proceeds from the sale of stock, including $84.3 million in net proceeds from our public offering in May 2019 and $69.6 million in net proceeds from our initial public offering in October 2018.

Our Markets

The synthetic biology industry

Our initial suite of products serve the field of synthetic biology, which is undergoing an era of rapid innovation and transformation. Synthetic biology is the engineering of biology to build new biological systems or re-design existing biological systems. The ability to design DNA and engineer biology is creating advances and benefits for a broad and growing range of applications for synthetic DNA and synthetic DNA-based products across multiple industries, including:

•	healthcare for the discovery and production of new therapeutics and molecular diagnostics;

•

industrial chemicals for cost-effective and sustainable production of new and existing specialty chemicals and materials, such as spider silk, nylon, rubber, fragrances food flavors and food additives;

•	agriculture for more effective and sustainable crop production;

•	academic research for a broad range of applications; and

•	technology for potential use as an alternative long-term data storage medium.

According to BCC Research, the overall market for synthetic biology products was approximately $4.4 billion in calendar year 2017 and is expected to grow to over $13.9 billion by calendar year 2022. This industry momentum creates a significant opportunity for us to grow within our existing markets as well as expand our product offering.

Synthetic DNA is the fundamental building block of synthetic biology. Users of synthetic biology can design synthetic DNA to regulate the production of these proteins and molecules to achieve a specific functional purpose. While synthetic DNA has been produced for more than 40 years, the complexities of biology and the production constraints inherent in legacy processes have historically limited the applications and market opportunities for DNA synthesis.

Limitations of existing solutions

Traditional methods of DNA synthesis consist of a two-step process that initially involves the synthesis of oligonucleotides, also referred to as oligos, which are short strands of DNA. These oligos are then combined to create longer strands of DNA. Currently, there are two primary methodologies used by others to create synthetic DNA, the 96-well plate method and the microarray method, each having production limitations that we believe make these technologies sub-optimal to satisfy the rapidly growing demand for synthetic DNA. In addition, because the synthesis of oligos can introduce errors in the sequence order, all DNA synthesis methods require a process called cloning to produce many identical copies of a strand of DNA, such as a clonal gene. Today, all of our competitors use one of these two primary methods of DNA synthesis and require cloning for clonal genes.

96-well plate method of DNA synthesis

Introduced as early as the 1950s, a 96-well plate is a flat plastic plate, roughly the size of two smartphones, with eight rows of 12 wells that are used as small test tubes. Instead of creating one sequence of DNA at a time in a single test tube, the 96-well plate allows researchers to create 96 oligos in parallel, one in each well. While this process successfully achieves DNA synthesis, it requires high volumes of phosphoramidites, an expensive raw material, as well as other ancillary reagents. It also produces excessive amounts of the final product, significantly more than is required for most subsequent processes, resulting in material that is discarded and an unnecessary expense. Additionally, this process is not scalable to produce high volumes, as approximately 100 oligos are needed to assemble one gene and therefore only one gene can be made from each 96-well plate.

Microarray method of DNA synthesis

Unlike a 96-well plate, a microarray is a flat surface made of plastic or glass on which DNA is synthesized directly in an array of discrete locations. Microarrays allow large numbers of oligos to be synthesized in parallel, increasing DNA production by up to four orders of magnitude when compared to the 96-well plate. However, while this method can make 100 genes in parallel, it remains difficult to scale, requires many steps, and results in significant waste of materials.

Cloning

Cloning is a tedious process to filter out errors and produce many identical copies of a strand of DNA, such as a gene. While the cloning process results in a precise sequence, it is incredibly slow and labor intensive and generally takes around 10 business days to complete. As a result, it is time consuming, expensive, and, in many cases, not an efficient use of researchers’ time. In general, more accurate DNA synthesis technology results in fewer errors in the sequence order and reduces the time and costs required or allocated to the cloning process.

Our platform

We developed the Twist Bioscience DNA synthesis platform to address the limitations of throughput, scalability, and cost inherent in legacy DNA synthesis methods. Our platform stems from extensive analyses of, and improvements to, the existing gene synthesis and assembly workflows. Our core technologies combine expertise in silicon, software, fluidics, chemistry, and motion and vision control to miniaturize thousands of parallel chemical reactions on silicon and write thousands of strands of DNA in parallel. With a footprint that is similar to the size of a 96-well plate that produces one gene, we are able to produce 9,600 genes in parallel. Based on current production needs, we have intentionally designed our latest chip to make 6,144 genes in parallel, but we have the current capability to increase this to 9,600 genes, as needed. We have combined our DNA synthesis technology with propriety software and a scalable commercial infrastructure to create our vertically integrated DNA synthesis platform capable of delivering very large volumes of high-quality synthetic DNA at low cost.

Next Generation Sequencing Market

Our next generation sequencing (NGS) product line improves the work of our customers within large and growing markets. NGS has transformed many markets in recent years by changing the landscape of diagnosing disease and disorders to offer a path to prevention or treatment of disease. Some of the markets impacted by NGS include: oncology, reproductive health, agriculture, consumer genomics, infectious disease research and drug discovery. As NGS technology improved and the cost of sequencing declines, new emerging markets that were once considered impractical, such as population-scale sequencing and single cell sequencing, have become major areas of interest and investment.

Historically, a significant constraint in many NGS applications has been the high cost and long turnaround time of oligonucleotide production. Highly accurate and reproducible oligonucleotide production is required to produce high quality target enrichment data. Traditionally, the lack of options for oligonucleotide production forced researchers to choose between using less precise methods or to reduce the number of samples in their study.

The ability of the Twist DNA synthesis platform to precisely manufacture target enrichment probes at large scale has dramatically increased the types of projects that can now be addressed using NGS technologies. Our platform has unlocked new applications, improved data quality, and dramatically expanded the types of scientific questions that can be answered using NGS. In addition, the speed of our DNA synthesis platform enables customers to quickly deploy NGS technologies to applications where the time to answer is critical.

Our products

We have developed multiple products derived from synthetic DNA and our versatile DNA synthesis technology. Our current offering consists of two primary product lines that address different needs of our customers across a variety of applications: synthetic genes, oligo pools, next generation sequencing tools and DNA libraries.

Synthetic Biology Products

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

Clonal genes in a Twist Bioscience or customer vector

Our premier gene synthesis offering delivers clonally perfect genes. For our clonally perfect genes, we perform the cloning on behalf of our customers and deliver DNA in either a customer-supplied vector or a Twist Bioscience vector. Customer-supplied vectors greatly simplify downstream work for our customers, allowing them to take our genes and pass them directly into their workflows. We have also developed a catalog of our own specific vectors. Currently, we manufacture genes of up to 5,000 base pairs in length, yielding a clonally perfect piece of DNA that our customers can immediately use for their research. We offer turnaround times of approximately 11 – 17 business days for clonal genes. Our standard pricing for clonal DNA is $0.09 per base pair for genes between 300 and 1,800 bps in length.

Non-clonal genes

Non-clonal genes serve customers who prefer to conduct their own cloning protocols or that do not need, or want, to pay for perfect quality genes. We offer non-clonal genes of up to 1,800 base pairs in length, which we believe addresses the vast majority of demand for non-clonal genes. We offer turnaround times of six to nine business days for non-clonal genes, with what we believe is the lowest industry error rate of 1:3000 base pairs. Our standard pricing for non-clonal genes is $0.07 per base pair.

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

We sell a diverse, customizable set of oligo pools, ranging from a few hundred oligos to over one million and offer oligonucleotides of up to 300 nucleotides in length with an error rate of 1:2000 nucleotides and turnaround times beginning at five days. In the future, we expect to offer cloned pools, and a sub-pooling capability which will allow our customers to purchase lower complexity pools and arrayed pools.

Oligo pools for CRISPR gene editing

CRISPR is a recently discovered gene editing tool that has become an area of significant research focus, especially in drug development, and is a rapidly growing application that is contributing to growing demand for our oligo pools. In the CRISPR editing process, a short sequence of RNA called guide-RNA (gRNA) binds to its target DNA sequence in a host cell, indicating to an enzyme where to cut and edit the DNA. In order to conduct gene editing research, many single guide-RNA must be created. Researchers can use oligo pools for CRISPR gene editing to silence, through editing, DNA locations. This process creates an error at a particular location in the DNA of the cell, rendering that location unusable, in other words silenced. By studying the relationship between silenced regions and change in phenotype (did the disease get worse or better), researchers can find the genomic regions important to the disease and identify targets for therapeutics. Similar to our standard oligo pools, we offer oligo pools for CRISPR screening with a diverse and customizable set of specifications, including pool sizes ranging from a few hundred oligos to over one million. From oligo produced on a single silicon chip, researchers can edit up to 1,000,000 DNA locations. We currently offer oligo pools for CRISPR screening of up to 300 nucleotides in length, which in each oligo, allows for two guide-RNAs. As such, where previously researchers could study one region at a time, with the ability to create double guide-RNA pools, there is now the ability to study two regions simultaneously, which has the potential to expand the knowledge of a particular target or disease as well as the underlying biology.

Gene pools

The growth of the synthetic biology industry continues to see incredible innovation and new applications facilitated by unlimited access to the building blocks of research, including synthetic DNA at unprecedented scale. Where previously researchers worked in individual workflows with one gene in one tube, the explosion of biological information provides new opportunities to work in massively parallel workflows to exponentially accelerate the rate and scope of research. Gene pools are similar to oligo pools, but provide multiple genes within one test tube. Designed with the flexibility to have up to 180,000 genes in a single tube at an affordable price, we introduced gene pools in October 2019 as part of our new Twist Innovation Lab that continues to drive toward products that enable customers to innovate at the pace of today’s research and truly change the world for the better.

Next generation sequencing (NGS) tools

We recently expanded the application of our DNA synthesis technology to develop products targeted at the large next generation sequencing market, or NGS. In particular, we are focused on addressing the demand for better sample preparation products that improve sequencing workflow, increase sequencing accuracy, and lower sequencing costs. Using our silicon-based DNA synthesis platform, we are able to synthesize the exact sequences of interest. In the target enrichment process, our synthetic DNA probes “enrich” bind the sequence of interest within the sample in order to isolate and physically extract the targeted segment of DNA.

The ability of the probes to bind to the target segment of interest impacts the ability to capture the correct DNA from the sample, which is subsequently sequenced. Though many factors can influence the efficiency of such capture, a primary consideration is how well the DNA sequence of the probe matches the target (sequence complementarity), as this affects both the efficiency and selectivity of capture. Our target enrichment capture probes are unique in the enrichment market as they consist of double stranded DNA. During the melt step the probes unwind, becoming two independent probes of complementary sequence. When the genome fragments unwind, both strands are captured independently. Each genome fragment can be sequenced twice. Also, with some genomic fragments, one of the two strands may be difficult to capture due to unfavorable sequence composition, as in some cancer mutations. By using double stranded probes, capture efficiency can be maximized as there are multiple opportunities to capture a single fragment. Data shows that uniform synthesis of probes is important for downstream productivity. Because we synthesize each probe individually, our solution allows genome fragments to be captured uniformly.

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

In addition to our DNA probes, we have created a comprehensive sample preparation kit that combines these probes for NGS target enrichment with all the reagents and consumables necessary to process a sample into sequencing-ready material. This improves the NGS library preparation workflow and is a cost-effective solution that reduces sequencing costs, improves time to results, enhances sequencing coverage, and provides quality control on every DNA probe. Each of our NGS tool products include our individually synthesized DNA probes.

ISO Certification

In January 2019, our quality management systems for manufacturing our NGS Target Enrichment Panels in our Mission Bay San Francisco offices received ISO 9001:2015 and 13485:2016 certifications, the latter for medical device applications. In addition to continuing to provide NGS tools to our current customer base, we now have the ability to support customers in more regulated markets that require ISO certification from their key reagent suppliers. We anticipate obtaining these certifications for our new facility in South San Francisco in the first quarter of the calendar year 2020.

Human Core Exome Kit

A human genome is incredibly complex. Genes (the parts of the genome that encode proteins) are fragmented, scattered across the genome and surrounded by other DNA. That other DNA is required for maintaining the genome’s integrity, for controlling each gene’s expression, and in some instances, its function still remains a mystery. A researcher’s aim in an exome sequencing experiment is to isolate the DNA sequences from a genomic sample containing only the protein coding regions called the exome. Only 1% of a human genome contains gene encoding regions, yet around 85% of genetic mutations known to cause disease occur in the exome. By isolating just these regions, the amount of genomic DNA that needs to be sequenced to get meaningful data about a disease can be lowered. Exome sequencing provides an important “first pass” screen for mutations.

The Twist Human Core Exome Kit includes the library preparation and enrichment components of the NGS sample preparation process for the entire known coding region of the genome for known inherited disease. Compared to traditional capture methods, our kit allows researchers to increase sample throughput, and achieve a higher depth of coverage across target regions with uncompromising quality.

Library Prep Kits

In addition to the complete human exome, we offer kits to accommodate a wide range of DNA. Sometimes DNA samples are degraded and need special materials to enhance the extraction of the DNA, particularly when the input sample is low quality.

Fixed Panels

We offer a suite of products that have specific probes to address specific needs. We sell the Human RefSeq Panel to complement the Human Core Exome Kit. We sell the Pan-Viral Panel that contains over 1,000 viral human pathogens for rapid identification in various settings and the Mouse Exome Panel with the most current content in the industry.

FastHyb

A key step in the sample preparation process is hybridization. This is the process whereby the probes are mixed with the genomic sample and then the target DNA is extracted. This step often takes many hours and can even take days, and is an important rate-limiting step in the sample preparation process. With our FastHyb solution, customers can complete the hybridization step in as little as 15 minutes, enabling the sample to be moved through the workflow and onto the sequencing step in a single day.

In our FastHyb and Wash Kit, the probes are mixed with the genomic sample and then heated to above 95°C to melt the base pair interactions in the double-stranded genomic DNA, forming a pool of single stranded DNA. Bringing the temperature down allows the genomic DNA to start to form back into complementary double stranded molecules. As the probes are designed to be complementary with the exome, they will also form base pair interactions with the genomic DNA.

Drug and Target Discovery Solutions

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

Our platform allows customers to customize every antibody variation and construct a precise library systematically to target the entire region of interest. We can create single site libraries in which we change one single amino acid (which is encoded by a group of three DNA nucleobases) within the sequence or single site saturation libraries in which we change every amino acid within the sequence for a more comprehensive approach. We can also generate combinatorial libraries in which we introduce changes to multiple sites within the same gene in specific ratios and combinations. These libraries can be used for antibody engineering, affinity maturation, and humanization, which simplifies downstream screening and identifies more lead molecules. Our libraries are explicitly developed for a specific area of the genome or tailored to a specific disease, with antibody compounds evenly represented across all areas of the genome desired.

To support our efforts to add further value for our customers and potential partners, we have developed a comprehensive antibody optimization solution to enable simultaneous optimization of multiple characteristics of a given antibody. We have developed custom software for the optimization of antibody hits, antibody compounds that meet pre-specified criteria for therapeutic development. We have added our high throughput and hyper-variant antibody library capabilities to create a comprehensive antibody optimization solution for potential partners. We are now using this solution to design, build and test hyper-variant, tightly controlled antibody libraries that follow the rules of the human repertoire and mitigate the pitfalls associated with traditional optimization methods. By following the rules of the human repertoire, which means including only DNA sequences known to occur in humans, these libraries will be natural in composition and are expected to generate better drug development candidates. The libraries also have a large degree of synthetic variation, enabling simultaneous optimization of several antibody characteristics and the discovery of antibodies with high affinity and specificity to drug targets.

Additionally, we are leveraging our ability to rapidly generate custom libraries to discover novel therapeutic antibodies against biological targets that have traditionally been difficult for biological drug development. We have developed a proprietary antibody library targeting a major class of proteins known as GPCRs. GPCRs are important receptors that control and drive the biology of nearly all disease classes, including inflammation, cancer, metabolism, respiratory, and pain. According to a recent publication in Molecular Pharmacology, approximately 700 approved therapeutics target GPCRs, representing approximately 35% of all approved drugs. However, they remain a difficult class of targets for antibody development due to the lack of exposed protein surfaces to bind. We have created a series of single domain antibody libraries. Single domain antibody libraries are antibody fragments that are much smaller than a whole antibody. Where a whole antibody is composed of two heavy chains and two light chains, single domain antibodies are engineered from the heavy chain antibodies and are also called VHH fragments. These fragments are small and modular antibodies that are both stable and robust for potentially faster discovery and development.

Using our proprietary libraries, we have identified three different functional antibodies to the GLP1R receptor, an important target in type 2 diabetes and also Parkinson’s and Alzheimer’s diseases. We may partner with other technology providers to advance development of our antibody discovery efforts. We expect to continue to develop additional libraries for screening and selection of other biological therapeutic targets such as ion channels and membrane-based transporters.

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

Collaboration with LakePharma

In April 2019, we announced a strategic collaboration with LakePharma to offer antibody discovery and development solutions to pharmaceutical and biotechnology customers. Under the terms of the agreement, LakePharma will have the ability to offer Twist’s proprietary antibody discovery and optimization platforms to their existing and future biopharmaceutical customers as part of their service offerings. One such Twist platform that may be offered is for discovery of novel therapeutic antibodies against a major class of protein drug targets known as GPCRs, which traditionally have been difficult for biologics drug development. GPCRs have been heavily investigated due to their involvement in multiple disease classes, including inflammation, cancer, metabolism, respiratory, and pain. In return, we may offer our customers access to LakePharma’s integrated discovery and development services. Each of we and LakePharma will share with each other a percentage of certain revenues generated from customers who purchase services as a result of the collaboration.

Antibody Optimization Service for Pandion

In April 2019, we announced a new collaboration with Pandion Therapeutics, to apply our antibody optimization platform to the targeting arm of a bispecific antibody. The initial project required Twist to improve the affinity of an oncology bispecific antibody across multiple species for optimal preclinical testing, which was completed successfully. Based on that success, we are now working to optimize two additional antibodies for Pandion.

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

In addition, we believe we have an opportunity to convert customers using single nucleotide polymorphism arrays, or SNP arrays, to a workflow that uses Twist products for library preparation and target capture with sequencing on the NovaSeq platform. We believe this workflow can be less expensive than running DNA microarrays for SNP analysis and we intend to continue to enable this conversion.

SNP arrays are used extensively in the consumer DNA testing space as well as the agricultural biotech market. In the agricultural market, SNP arrays are used to genotype chicken, beef, salmon and other food products. We believe that together, these SNP array market segments represent a total market opportunity of $500 million. We do expect it to take time to penetrate this area of the market as the shift in workflow is substantial, though it could result in richer genotyping data at an attractive price per point compared to SNP arrays.

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

Our growth strategy

Our objective is to be the leading provider of synthetic DNA and DNA-based products worldwide and to leverage the versatility of our platform to build a leadership position in other synthetic DNA-based product markets in which we have a competitive advantage. We intend to accomplish this objective by executing on the following:

•	Maintain and expand our position as the provider of choice for high-quality, affordable synthetic genes and DNA to customers across multiple industries;

•	Become a leading supplier of NGS sample preparation products;

•	Conduct antibody therapeutic discovery and optimization for our current customers and future partners;

•	Continue to explore development of DNA as a digital data storage medium via internal research and government and industry partnerships; and

•	Expand our global presence.

Beyond these opportunities, we are working with industry partners to create new markets for our products by leveraging the versatility of our platform.

Sales and marketing

We have built a versatile and scalable commercial platform that enables us to reach a diverse customer base that we estimate consists of over 100,000 synthetic DNA users, and many additional potential customers of our NGS library preparation products today. In order to address this diverse customer base, we have employed a multi-channel strategy comprised of a direct sales force targeting synthetic DNA customers, a direct sales force focusing on the NGS market and an e-commerce platform that serves both commercial channels. Our sales force is focused on customer acquisition, support, and management across industries, and is highly trained on both the technical aspects of our platform and how synthetic DNA can be used in a wide range of industries. Our easy-to-use e-commerce platform allows customers to design, validate, and place on-demand orders of customized DNA online, and enable them to receive real-time customized quotes for their products and track their order status through the manufacturing and delivery process. This is a critical part of our strategy to address our large market and diverse customer base, as well as drive commercial productivity, enhance the customer experience, and promote loyalty. We target customers of our NGS products through a direct sales team focused on the NGS tools market and which is separate from our synthetic DNA sales force. Our direct NGS sales representatives are focused on supporting our early adopters and providing a high level of service in order to familiarize customers with our product offering.

We sell our products through a worldwide selling organization that includes direct sales personnel, commercial consultants in Europe, Asia and China, an ecommerce platform and distributors. As of September 30, 2019, we employed 121 people in sales, marketing and customer support. We have three distributors in the Americas and 13 distributors in the rest of the world. Sales to distributors accounted for less than 5% of revenues in fiscal 2019.

In fiscal 2019, 66% of sales were derived from the United States, 27% from Europe and the Middle East, 3% from China, 2% from the rest of the Asia Pacific region, and 2% from Canada and Mexico. For financial information about geographic areas for each of our last three fiscal years, see Note 15, “Geographic and product information”, to the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, which information is incorporated by reference into this Item 1. For a discussion of the risks attendant to our foreign operations, see Item 1A, “Risk Factors-Our international operations expose us to material risks,” which information is incorporated by reference into this Item”.

Research and development

Our research and development expenses were $35.7 million in fiscal 2019, $20.3 million in fiscal 2018, and $19.2 million in fiscal 2017. As of September 30, 2019, we employed 100 people in engineering and research and development activities.

We are engaged in ongoing research and development efforts focused on enhancements to existing products and the development of new products. Currently, we are pursuing research and development projects with respect to the following:

•	Process development for higher quality oligos;

•	Optimization, automation and miniaturization of gene and NGS pipelines;

•	Silicon process and chemistry development for our data storage initiative;

•	Building a massively parallel screening facility for our pharma initiatives that allows us to screen over a dozen antibody phage display campaigns per week; and

•	Expansion of our product offering for oligo, gene and NGS products

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

Patents and other intellectual property rights

As of September 30, 2019, we own 14 issued U.S. patents and 3 issued international patents in China and 1 in Taiwan. There are 149 pending patent applications, including 48 in the United States, 91 international applications and 10 applications filed under the Patent Cooperation Treaty. We rely on a combination of patent rights, copyrights and trade secrets to protect the proprietary elements of our products. Our policy is to file patent applications to protect technology, inventions and improvements that are important to our business.

Manufacturing and facilities

The production of our products is a highly complex and precise process. Twist has approximately 9,000 square feet of manufacturing space, approximately 10,000 square feet of research and development space and approximately 41,000 square feet of office space located at our headquarters in South San Francisco, California. We currently manufacture all of our products and multiple sub-assemblies at these facilities. As of September 30, 2019, we had 102 full-time employees dedicated to manufacturing our synthetic genes, oligo pools and NGS tools and creating our DNA libraries.

All of our products originate from synthetic DNA obtained from nanostructured clusters fabricated on our proprietary silicon technology platform. Due to its on-demand nature, the gene synthesis business requires manufacturing operations to be in operation 24 hours a day, seven days a week, 365 days per year. For synthetic genes, we have built a highly scalable gene production process with what we believe is industry-leading capacity of approximately 45,000 genes per month to address the growing demand of scalable, high-quality, affordable synthetic genes.

In addition to synthetic genes, we are combining nanostructured clusters into oligo pools. If our production was dedicated entirely to the oligos, we currently have the capacity to produce more than 20 million high-quality oligos per month that can be combined into high-precision oligo pools of various sizes. The pooling process has been fully automated through a mixture of custom proprietary and over-the-counter liquid handling equipment. We are currently only utilizing approximately two thirds of this production capacity for synthetic genes and oligos. We intend to increase our shipments to leverage our production capacity through our e-commerce platform, which we believe will expand both our market opportunity and our customer base.

The manufacturing process for our NGS tools is highly flexible and scalable and requires minimal fixed costs and direct labor given the efficiency of our production capability. We have automated the entire workflow using proprietary and over-the-counter laboratory equipment. We have built dedicated production capabilities for our NGS products.

We take substantial measures to safeguard our intellectual property and keep our advanced and proprietary technology within the United States. We have kept and will maintain all front-end advanced technology in the United States. To support the rapidly growing Asian genomics and NGS markets, we are in the process of establishing a production site in China for the back-end manufacturing of the Next Generation Sequencing product line incorporating the same rigorous biosecurity screening system as our other sites. Our advanced front-end manufacturing facilities to create our synthetic DNA products will remain in the United States as well as the accompanying IP. We believe that structuring our manufacturing in this manner will allow us to offer comparable delivery times for customers in the Asian market. This also brings our industry-leading biosecurity screening program into the Asian market, allows us to protect ourselves from potential export tariffs in both countries, while simultaneously allowing us to protect our intellectual property and to satisfy the needs of our customers.

Over time, to further improve our production process, we intend to outsource various sub-assemblies to third-party manufacturers.

We initially certified our Quality Management System (QMS) to the ISO 9001:2000 standard and in 2019 updated our certification to ISO 9001:2008. ISO is an internationally recognized standard for quality management systems. Subsequent audits by the registrar have been and will continue to be carried out at regular intervals to ensure we are maintaining our system in compliance with ISO standards. Recertification is required every three years and we have been successfully recertified since obtaining our original ISO certification. Also, we have our QMS certified to the ISO 13485:2012 Quality Management Standard and the Canadian Medical Devices Regulation (CMDR). These standards include a special set of requirements specifically related to the supply of medical devices and related services. Additionally, we manufacture to current FDA “Good Manufacturing Practice” requirements and our QMS is implemented in accordance with FDA Quality System Regulations (21 CFR 820).

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

Competition

The synthetic biology industry is intensely competitive and is characterized by price competition, technological change, international competition, product turnaround time and manufacturing yield problems. The competitive factors in the market for our products include:

•	price;

•	product quality, reliability and accuracy;

•	product offering & complexity;

•	turnaround time;

•	breadth of product line;

•	design and introduction of new products;

•	market acceptance of our products and those of our customers;

•	throughput and scale;

•	technical support and service.

Regarding these factors, we face competition from a broad range of providers of core synthetic biology products such as GenScript Biotech Corporation, GENEWIZ (owned by Brooks Automation), Integrated DNA Technologies, Inc. (owned by Danaher), DNA 2.0 Inc. d/b/a/ ATUM, GeneArt (owned by Thermo Fisher Scientific Inc.), Eurofins Genomics LLC, Sigma-Aldrich Corporation (an indirect wholly owned subsidiary of Merck & Company), Promega Corporation, OriGene Technologies, Inc., Blue Heron Biotech, LLC and others. Additionally, we compete with both large and emerging providers in the life sciences tools and diagnostics industries focused on sample preparation for next generation sequencing such as Thermo Fisher Scientific Inc., Illumina, Inc., Integrated DNA Technologies, Inc., Agilent Technologies, Inc., and Roche NimbleGen, Inc. In the antibody discovery market, we compete with clinical research organizations, such as LakePharma (mouse hybridoma, llama immune libraries, XOMA phage display library) and Aldevron, LLC (genetic mouse immunization coupled with hybridoma), and antibody discovery biotechnology companies, such as Iontas (human phage display libraries, human phage display library focused on ion channels), Adimab (human synthetic yeast display libraries), and Distributed Bio (human synthetic phage display library, lead optimization libraries). In the field of DNA digital data storage, we compete with Catalog Technologies, Inc., ETH Zurich, Helixworks, Iridia, Inc., North Shore Bio and Roswell.

Employees

At September 30, 2019, we employed 414 employees, of whom 100 were primarily engaged in engineering and research and development activities, 121 in marketing, sales and customer support, 146 in operations and manufacturing and 47 in general and administration. Of these employees, 320 hold engineering or science degrees, including 69 Ph.D.’s.

Seasonality

Over the years, we have experienced a pattern, although not consistently, of our third-quarter revenue growth being lower than revenue growth in other quarters due to a decrease in demand from Ginkgo Bioworks during such quarter and recent revenue fluctuations in our NGS tools. As we continue to grow our NGS tools, our revenue may fluctuate from quarter to quarter. As our European business becomes a larger percentage of our revenues, we anticipate reduced revenue in our fourth quarter due to the seasonal slowdown at our customers’ European facilities caused by summer vacations and European holiday schedules.

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

“Research Use Only,” or ROU, is a term limited to our target enrichment products for the next-generation sequencing market and is specifically applied only to kits sold to this market segment, and is intended to restrict use of the kits to non-in vitro diagnostic purposes. The RUO label is not affixed to any other products. Our NGS target enrichment and library preparation products are used in a more comprehensive workflow for next generation sequencing. It is this larger workflow that can become an in vitro diagnostic, after undergoing the appropriate regulatory processes. As noted above, our NGS products target a market opportunity for NGS sample preparation that was approximately $500 million in calendar year 2016 and growing at approximately 20% annually, according to market research provided by Kalorama Information, a division of marketresearch.com. This market estimate represents the NGS target enrichment products which are limited solely to the RUO component of target enrichment and library preparation and does not include the full in vitro diagnostic workflow.

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

Export controls

Some sequences we produce may be subject to licensing requirements for export outside of the United States under the U.S. Export Administration Regulations (EAR).

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

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding other statements in this Annual Report on Form 10-K. The following information should be read in conjunction with Part II, Item 7, “Management’s discussion and analysis of financial condition and results of operations” and the consolidated financial statements and related notes in Part II, Item 8, “Consolidated financial statements and supplementary data” of this Form 10-K.

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

We were incorporated in February 2013 and began commercial operations in April 2016. Prior to engaging in commercial operations, we focused on research and development of DNA synthesis. Our revenues for the fiscal years ended September 30, 2019, 2018 and 2017, were $54.4 million, $25.4 million and $10.8 million, respectively. We may never achieve commercial success, and we have limited historical financial data upon which we may base our projected revenue. We also have limited historical financial data upon which we may base our planned operating expense or upon which you may evaluate our business and our prospects. Based on our limited experience in developing and marketing new products, we may not be able to effectively:

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

We have incurred net losses each year since inception and have generated limited revenue from product sales to date. We expect to incur increasing costs as we grow our business. We cannot be certain if or when we will produce sufficient revenue from our operations to support our costs. Even if profitability is achieved, we may not be able to sustain profitability. We incurred net losses of $107.7 million, $71.2 million and $59.3 million for the years ended September 30, 2019, 2018 and 2017, respectively. As of September 30, 2019, we had an accumulated deficit of $318.5 million. We expect to incur substantial losses and negative cash flow for the foreseeable future. We may incur significant losses in the future for a number of reasons, many of which are beyond our control, including the other risks described in this Form 10-K, the market acceptance of our products, future product development, and our market penetration and margins.

We will require additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product manufacturing and development and other operations.

Since our inception, substantially all of our resources have been dedicated to the development of our DNA synthesis platform and our sample preparation kit for next generation sequencing, or NGS. We believe that we will continue to expend substantial resources for the foreseeable future as we expand into additional markets we may choose to pursue, including pharmaceutical biologics drug discovery and digital data storage in DNA. These expenditures are expected to include costs associated with research and development, manufacturing and supply as well as marketing and selling existing and new products. In addition, other unanticipated costs may arise.

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

Our future capital requirements depend on many factors, including:

•	the number and characteristics of any additional products or manufacturing processes we develop or acquire to serve new or existing markets;

•	the scope, progress, results and costs of researching and developing future products or improvements to existing products or manufacturing processes;

•	the cost of manufacturing our DNA synthesis equipment and tools, our NGS sample preparation kits, and any future products we successfully commercialize;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;

•	the costs of expanding our sales and marketing capabilities in the United States and in other geographies, including China;

•	any lawsuits related to our products or commenced against us, including the costs associated with our current litigation with Agilent Technologies, Inc. (Agilent);

•	the expenses needed to attract and retain skilled personnel;

•	the costs associated with being a public company;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and

•	the timing, receipt and amount of sales of, or royalties on, any future approved products, if any.

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

We currently generate a growing portion of our revenue through sales on our e-commerce platform, increasing to 82% of total revenue in the 2019 fiscal year. However, as part of our growth strategy, we intend to increase the level of customer traffic and volume of customer purchases through our e-commerce platform which we formally launched to the general public in January 2018. We manage our website and e-commerce platform internally and as a result any compromise of our security or misappropriation of proprietary information could have a material adverse effect on our business, financial condition and results of operations. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure Internet transmission of confidential information, such as credit and other proprietary information. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the technology used by us to protect customer transaction data. Anyone who is able to circumvent our security measures could misappropriate proprietary information or cause material interruptions in our operations. We may be required to expend significant capital and other resources to protect against security breaches or to minimize problems caused by security breaches. To the extent that our activities or the activities of others involve the storage and transmission of proprietary information, security breaches could damage our reputation and expose us to a risk of loss and/or litigation. Our security measures may not prevent security breaches. Our failure to prevent these security breaches may result in consumer distrust and may adversely affect our business, results of operations and financial condition.

Our actual operating results may differ significantly from our guidance.

From time to time, we may release guidance in our quarterly earnings conference calls, quarterly earnings releases, or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. This guidance, which includes forward-looking statements, is based on projections prepared by our management. This guidance is not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants (AICPA) regarding projections or the SEC regarding forward-looking statements, and neither our independent registered public accounting firm nor any other independent expert or outside party compiles or examines the projections. Accordingly, no such person will express any opinion or any other form of assurance with respect to the projections.

Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. Our aim is to state possible outcomes as high and low ranges to provide a sensitivity analysis as variables are changed but are not intended to imply that actual results could not fall outside of the suggested ranges. The principal reason that we release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any such third parties.

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

Our future revenue growth and market potential may depend on our ability to leverage our DNA synthesis platform together with our custom libraries and other proprietary tools, such as our anti-GPCR library and antibody optimization solution, in adjacent businesses such as pharmaceutical biologics drug discovery and digital data storage in DNA. There can be no assurance that we can continue to utilize our antibody libraries to accelerate the lead identification and lead optimization steps of antibody discovery or to discover more effective antibody drugs. In addition, our technology may not develop in a way that allows data storage in DNA to become cost competitive with traditional data storage media or in a way that otherwise enables us to address the markets opportunities that we believe exist. If we are unable to expand into adjacent addressable markets, our business, financial position and results of operations could be negatively impacted.

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

We have limited experience in sales and the marketing of our products. Our ability to achieve profitability depends on our being able to increase our market share and expand our customer base. Although members of our sales and marketing teams have considerable industry experience and have engaged in marketing activities for our products, in the future we must expand our sales, marketing, distribution and customer support capabilities with the appropriate technical expertise to effectively market our products. Furthermore, it takes six to nine months to recruit, onboard and ramp sales personnel to full capability. To perform sales, marketing, distribution and customer support successfully, we will face a number of risks, including that:

•	we may not be able to attract, retain and manage the sales, marketing and service force necessary to publicize and gain broader market acceptance of our technology;

•	the time and cost of establishing a specialized sales, marketing and service force for a particular product or service, which may be difficult to justify in light of the revenue generated; and

•	our sales, marketing and service force may be unable to initiate and execute successful commercialization activities with respect to new products or markets we may seek to enter.

If our sales and marketing efforts, or those of any third-party sales and distribution partners, are not successful, our new technologies and products may not gain market acceptance, which could materially impact our business operations.

If we are unable to expand our DNA synthesis manufacturing capacity, we could lose revenue and our business could be harmed.

In order to expand our manufacturing capacity of new and existing products, we need to either build additional internal manufacturing capacity, contract with one or more partners, or both. Our technology and the production process for our DNA synthesis equipment and tools are complex, involving specialized parts, and we may encounter unexpected difficulties in the manufacture, improvement or increasing the capacity of our DNA synthesis equipment and tools. There is no assurance that we will be able to continue to increase manufacturing capacity internally or that we will find one or more suitable partners to help us towards this objective, in order to meet the volume and quality requirements necessary for success in our existing and potential markets. Manufacturing and product quality issues may arise as we continue to increase the scale of our production. If our DNA synthesis equipment and tools do not consistently produce DNA products that meet our customers’ performance expectations, our reputation may be harmed, and we may be unable to generate sufficient revenue to become profitable. Any delay or inability in expanding our manufacturing capacity could diminish our ability to develop or sell our products, which could result in lost revenue and materially harm our business, financial condition and results of operations.

We are substantially dependent on the success of our synthetic DNA products.

To date, we have invested a substantial portion of our efforts and financial resources towards the research and development and commercialization of our synthetic DNA products. The DNA synthesis business is very capital intensive, particularly for early stage companies that do not have significant off-setting revenues and which are making significant investments in the commercialization and marketing of their products.

Our financial results are dependent on strengthening our core business while diversifying into other developing sectors such as pharmaceutical biologics drug discovery, creating useful DNA libraries and data storage. Substantially all of our revenue generated to date is from our synthetic DNA products.

Our near-term prospects, including our ability to finance our Company and enter into strategic collaborations, will depend heavily on the successful development and commercialization of our synthetic DNA products. These initiatives will be substantially dependent on our ability to generate revenue from our synthetic DNA products and obtain other funding necessary to support these initiatives. Our inability to continue these initiatives and initiate new research and development efforts could result in a failure to develop new products, improve upon existing products such that sectors like pharmaceutical biologics drug discovery, DNA library creation and data storage may never be fully developed, and expand our addressable market which could have a material and adverse impact on our sales, business, financial position and results of operations.

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

An adverse judgment in the Agilent proceeding could require us to pay damages, attorneys’ fees, costs and expenses, or result in injunctive relief, or generate negative publicity, any of which could materially adversely affect our business, financial condition, results of operations and prospects. For more information on our current legal and regulatory proceedings, see the section of this Form 10-K captioned “Legal proceedings.” And for other risks related to our intellectual property, see the section of this Form 10-K captioned “Risks related to our intellectual property.” We may also in the future be involved with other litigation. We expect that the number of such claims may increase as our scale and the level of competition in our industry segments grows.

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

Currently, we are working simultaneously on multiple projects, expanding our capacity, consolidating our manufacturing operations into one facility in South San Francisco and reobtaining certain ISO certifications as well as targeting several market sectors, including activities in the healthcare, agriculture, industrial chemicals and academic sectors. These diversified operations and activities place significant demands on our limited resources and require us to substantially expand the capabilities of our technical, administrative and operational resources.

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

We have derived, and believe we may continue to derive, a significant portion of our revenues from one large customer or a limited number of large customers. Our largest customer Ginkgo Bioworks accounted for 17%, 34% and 40% of our revenues for the fiscal years ended September 30, 2019, 2018 and 2017, respectively. Our customers may buy less of our products depending on their own technological developments, end-user demand for our products and internal budget cycles. In addition, existing customers may choose to produce some or all of their synthetic DNA requirements internally by using or developing manufacturing capabilities organically or by using capabilities from acquisitions of assets or entities from third parties with such capabilities. The loss of Ginkgo Bioworks as a customer, or the loss of any other significant customer or a significant reduction in the amount of product ordered by Ginkgo Bioworks or any other significant customer would adversely affect our revenue, results of operations, cash flows and reputation in the marketplace.

Our credit facility contains restrictions that limit our flexibility in operating our business.

In September 2017, we entered into an amended and restated loan and security agreement with Silicon Valley Bank (SVB). Our credit facility contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

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

We face competition from a broad range of providers of core synthetic biology products such as GenScript Biotech Corporation, GENEWIZ (owned by Brooks Automation), Integrated DNA Technologies, Inc., DNA 2.0 Inc. d/b/a/ ATUM, GeneArt (owned by Thermo Fisher Scientific Inc.), Eurofins Genomics LLC, Sigma-Aldrich Corporation (an indirect wholly owned subsidiary of Merck & Company), Promega Corporation, OriGene Technologies, Inc., Blue Heron Biotech, LLC and others. Additionally, we compete with both large and emerging providers in the life sciences tools and diagnostics industries focused on sample preparation for next generation sequencing such as Thermo Fisher Scientific Inc., Illumina, Inc., Integrated DNA Technologies, Inc., Agilent, and Roche NimbleGen, Inc. In the antibody discovery market, we compete with clinical research organizations, such as LakePharma (mouse hybridoma, llama immune libraries, XOMA phage display library) and Aldevron, LLC (genetic mouse immunization coupled with hybridoma), and antibody discovery biotechnology companies, such as Iontas (human phage display libraries, human phage display library focused on ion channels), Adimab (human synthetic yeast display libraries), and Distributed Bio (human synthetic phage display library, lead optimization libraries). In the field of DNA digital data storage, we compete with Catalog Technologies, Inc., ETH Zurich, Helixworks, Iridia, Inc., North Shore Bio and Roswell. We may not be successful in maintaining our competitive position for a number of reasons. Some of our current competitors, as well as many of our potential competitors, have significant name recognition, substantial intellectual property portfolios, longer operating histories, greater resources to invest in new technologies, substantial experience in new product development and manufacturing capabilities and more established distribution channels to deliver products to customers than we do. These competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. Our competitors may develop disruptive technologies or products that are comparable or superior to our technologies and products. In light of these advantages, even though we believe our technology is superior to the products offerings of our competitors, current or potential customers might accept competitive products in lieu of purchasing our products. Increased competition is likely to result in continued pricing pressures, which could harm our sales, profitability or market share. Our failure to continue competing effectively or wining additional business with our existing customers could materially and adversely affect our business, financial condition or results of operations.

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

We could develop DNA sequences or engage in other activity that contravenes biosecurity requirements, or regulatory authorities could promulgate more far reaching biosecurity requirements that our standard business practices cannot accommodate, which could give rise to substantial legal liability, impede our business and damage our reputation.

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

Our manufacturing operations in the United States depend primarily on one facility. If this facility is destroyed or we experience any manufacturing difficulties, disruptions, or delays, this could limit supply of our product or adversely affect our ability to sell products or conduct our clinical trials, and our business would be adversely impacted.

A substantial portion of our manufacturing takes place at our headquarters. If regulatory, manufacturing, or other problems require us to discontinue production at this facility, we will not be able to manufacture our synthetic genes, oligo pools or NGS tool or create our DNA libraries, which would adversely impact our business. If this facility or the equipment in it is significantly damaged or destroyed by fire, flood, power loss, or similar events, we may not be able to quickly or inexpensively replace our manufacturing capacity or replace the facility at all. In the event of a temporary or protracted loss of this facility or equipment, we might not be able to transfer manufacturing to another third party. Even if we could transfer manufacturing from one facility to another, the shift would likely be expensive and time-consuming, particularly if we were to maintain the current ISO, CMDR and FDA standards applicable to the QMS and manufacturing procedures at such alternative facility.

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

During our fiscal years ended September 30, 2019, 2018 and 2017, 34%, 31% and 23%, respectively, of our revenue was generated from customers located outside of the United States. In connection with our growth strategy, we intend to further expand in international markets. Conducting and launching operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones and consumes significant management resources. If we fail to coordinate and manage these activities effectively, our business, financial condition or results of operations could be adversely affected. International sales entail a variety of risks, including longer payment cycles and difficulties in collecting accounts receivable outside of the United States, currency exchange fluctuations, challenges in staffing and managing foreign operations, tariffs and other trade barriers, unexpected changes in legislative or regulatory requirements of foreign countries into which we sell our products, difficulties in obtaining export licenses or in overcoming other trade barriers, laws and business practices favoring local companies, political and economic instability, difficulties protecting or procuring intellectual property rights, and restrictions resulting in delivery delays and significant taxes or other burdens of complying with a variety of foreign laws.

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

Sales to our customers are generally made on open credit terms. Management maintains an allowance for potential credit losses. The average days sales outstanding of our trade receivables was 63 days, based on year-end balances and sales for the last 30 days of the year. If our customers’ cash flow, working capital, financial conditions or results of operations deteriorate, they may be unable or even unwilling to pay trade receivables owed to us promptly or at all. As a result, we could be exposed to a certain level of credit risk. If a major customer experiences, or a significant number of customers experience, financial difficulties, the effect on us could be material and have an adverse effect on our business, financial condition and results of operations.

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

Commencing with our fiscal year ending September 30, 2019, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our Form 10-K filing for that year, as required by Section 404 of the Sarbanes Oxley Act. If we become an accelerated filer or a large accelerated filer under the rules of the SEC, our auditors will also be required by Section 404 to evaluate and test, and issue an audit report on the effectiveness of our internal control over financial reporting. We expect to expend significant resources in developing the necessary documentation and testing procedures required by Section 404. We cannot be certain that the actions we will be taking to improve our internal controls over financial reporting will be sufficient, or that we will be able to implement our planned processes and procedures in a timely manner. In addition, if we are unable to produce accurate financial statements on a timely basis, investors could lose confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations and growth.

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

For as long as we continue to be an emerging growth company, we intend to take advantage of certain other exemptions from various reporting requirements that are applicable to other public companies including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

As of September 30, 2019, we own 14 issued U.S. patents and 3 issued international patents in China and 1 in Taiwan. There are 149 pending patent applications, including 48 in the United States, 91 international applications and 10 applications filed under the Patent Cooperation Treaty. We rely on a combination of patent rights, copyrights and trade secrets to protect the proprietary elements of our products. Our policy is to file patent applications to protect technology, inventions and improvements that are important to our business.

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

Patent law can be highly uncertain and involve complex legal and factual questions for which important principles remain unresolved. In the United States and in many international jurisdictions, policy regarding the breadth of claims allowed in patents can be inconsistent. The U.S. Supreme Court and the Court of Appeals for the Federal Circuit have made, and will likely continue to make, changes in how the patent laws of the United States are interpreted. Similarly, international courts have made, and will likely continue to make, changes in how the patent laws in their respective jurisdictions are interpreted. We cannot predict future changes in the interpretation of patent laws or changes to patent laws that might be enacted into law by U.S. and international legislative bodies.

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

Monitoring unauthorized use of our intellectual property is difficult and costly. From time to time, we review our competitors’ products, and may in the future seek to enforce our patents or other rights against potential infringement. However, the steps we have taken to protect our proprietary rights may not be adequate to prevent misappropriation of our intellectual property. We may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. We cannot guarantee that any of our patent searches or analyses, including but not limited to the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the United States and abroad that is relevant to or necessary for the commercialization of our products in any jurisdiction. For example, U.S. applications filed before November 29, 2000 and certain U.S. applications filed after that date that will not be filed outside the United States remain confidential until patents issue. Patent applications in the United States and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed. Therefore, patent applications covering our product candidates or technologies could have been filed by others without our knowledge. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our platform technologies, our products or the use of our products or technologies. The scope of a patent claim is determined by the interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our products. We may incorrectly determine that our products are not covered by a third-party patent or may incorrectly predict whether a third party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our product candidates.

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

If relations between China and the U.S. deteriorate, our business in the United States and China may be materially and adversely affected.

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

As of September 30, 2019, our directors and executive officers and their affiliates beneficially own, in the aggregate, approximately 27.2% of our outstanding capital stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, any action asserting a claim against us arising pursuant to any provisions of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws, any action or proceeding asserting a claim as to which the Delaware General Corporation Law confers jurisdiction upon the Court of Chancery of the State of Delaware or any action asserting a claim against us that is governed by the internal affairs doctrine, subject in each case to the Court of Chancery having personal jurisdiction over the parties named as defendants therein. The exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. If a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we might incur additional costs associated with resolving such action in other jurisdictions.

In addition, our amended and restated certificate of incorporation provides that the U.S. federal district courts are the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities

Act. Our exclusive forum provision will not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and our stockholders will not be deemed to have waived our compliance with these laws, rules and regulations.

The enforceability of similar federal court choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find our federal court choice of forum provision to be inapplicable or unenforceable. If a court were to find either of the choice of forum provisions contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.

For example, on December 19, 2018, the Court of Chancery of the State of Delaware issued an opinion in Sciabacucchi v. Salzberg, C.A. No. 2017-0931-JTL, invalidating provisions in the certificates of incorporation of Delaware companies that purport to designate federal district courts as the exclusive forum in which a stockholder could bring a claim under the Securities Act. The Court of Chancery held that a Delaware corporation can only use its constitutive documents to bind a plaintiff to a particular forum where the claim involves rights or relationships established by or under Delaware’s corporate law. In light of the Sciabacucchi decision, we do not currently intend to enforce our federal forum selection provision unless the Sciabacucchi decision is appealed and the Supreme Court for the State of Delaware reverses the decision. If the Supreme Court for the State of Delaware affirms the Delaware Chancery Court’s decision, we intend to seek approval by our stockholders to amend the amended and restated certificate of incorporation at our next regularly scheduled annual meeting of stockholders to remove the invalid provision.

Item 1B.	Unresolved staff comments

None.

Item 2.	Properties

Our principal facilities are described below:

Principal Facilities	Approximate Square Footage	Lease Expiration	Use	Owned or Leased
San Francisco, CA	4,940	2019	R&D and Manufacturing	Leased
San Francisco, CA	10,750	2020	General & Administration	Leased
South San Francisco, CA	60,963	2026	General & Administration, R&D and Manufacturing	Leased
Carlsbad, CA	2,496	2020	Sales & Marketing	Leased
Tel Aviv, IL	9,332	2022	R&D	Leased
Guangzhou, China	11,583	2024	R&D and Manufacturing	Leased

The Company believes its existing facilities are in good operating condition and are suitable for the conduct of its business.

Item 3.	Legal proceedings

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

On August 22, 2018, Agilent filed a motion for leave to amend its complaint, including to add two individuals as defendants. On September 12, 2018, Agilent filed a supplemental declaration in support of its motion to amend, which attached a new, proposed Second Amended Complaint that revised certain allegations in paragraph 2 of the document. On September 28, 2018, Agilent filed a motion for a protective order seeking to impose limits on the defendants’ discovery in the case. The Company and Dr. Leproust opposed both motions.

On December 7, 2018, the Court granted Agilent’s motion to amend its complaint, permitting Agilent to file its Second Amended Complaint. This new complaint, filed on December 13, 2018, adds amended allegations against the Company and Dr. Leproust, and also sets forth new claims for breach of contract and trade secret misappropriation against two individuals: a current employee and a former employee. However, the Court denied Agilent’s motion for a protective order and did not set any limits on discovery.

In addition, on December 7, 2018, the Court held a case management conference and set the trial to start on February 24, 2020. On January 22, 2019, the Court issued an Order appointing the Honorable W. James Ware (Ret.) as Discovery Referee.

Agilent’s specific allegations against the Company and Dr. Leproust are set forth in its second amended complaint, which maintains the same set of claims against the Company and Dr. Leproust as the superseded first amended complaint. With regard to the misappropriation claim, Agilent alleges, among other things, that the Company and Dr. Leproust misappropriated trade secrets relating to Agilent’s oligonucleotide synthesis technology and used those secrets to develop Twist’s technology and identify personnel to hire from Agilent. With regard to the breach of loyalty claim, Agilent alleges, among other things, that Dr. Leproust improperly withheld strategic business and technological plans from Agilent and diverted those plans to Twist instead. With regard to the breach of contract claim, Agilent alleges, among other things, that Dr. Leproust violated her contractual obligations under her employment agreement with Agilent, including by failing to disclose the aforementioned plans and by soliciting one or more Agilent employees to terminate their employment within two years of her resignation.

Agilent’s requested relief, in its second amended complaint, includes: compensatory damages; injunctive relief; punitive and/or statutory exemplary damages; a constructive trust upon allegedly misappropriated assets and gains derived from alleged breaches of agreements; and its attorneys’ fees and costs.

On January 29, 2019, the Company and Dr. Leproust filed a demurrer and motion to strike Agilent’s second amended complaint, challenging each of Agilent’s claims. First, the Company and Dr. Leproust asserted that Agilent’s breach of contract claim is antithetical to California law and public policy favoring employee mobility. Second, the Company and Dr. Leproust asserted that California precedent requires that Agilent’s duty of loyalty claim be dismissed. Third, the Company and Dr. Leproust asserted that Agilent’s trade secret misappropriation claims must be dismissed for failure to identify any harm.

That same day, the Company and Dr. Leproust filed a cross-complaint, asserting six counterclaims against Agilent and Does 1-10 for (1) declaration of no trade secret misappropriation; (2) declaration of no breach of contract; (3) declaration of no breach of duty of loyalty; (4) defamation, defamation per se, libel, libel per se, slander, and slander per se; (5) intentional interference with prospective economic advantage; and (6) unlawful and unfair competition. The Company and Dr. Leproust also filed their answer and affirmative defenses to Agilent’s second amended complaint. The answer to Agilent’s second amended complaint responded to Agilent’s allegations and asserted numerous affirmative defenses and furthermore denies Agilent’s claims have merit or entitle it to any relief.

On March 4, 2019, Agilent filed a demurrer and motion to strike challenging all six claims alleged in the Company’s cross-complaint filed on January 29, 2019. The Company and Dr. Leproust opposed Agilent’s motions.

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

On May 16, 2019, Agilent filed its notice of appeal of the Court’s May 10, 2019 ruling denying Agilent’s motion to strike. On May 22, 2019, Agilent sought ex parte relief from the Court to stay all proceedings related to both the Company’s cross-claims and Agilent’s affirmative claims. The Court stayed proceedings relating to the Company’s cross-claims, which was not opposed by the Company, but denied Agilent’s request for a discovery stay related to Agilent’s affirmative claims. Agilent then filed a noticed motion seeking to stay proceedings related to its affirmative claims on June 14, 2019, and following a hearing on June 28, 2019, the Court denied Agilent’s motion. Agilent has not appealed this ruling.

The parties, including the Company and Dr. Leproust, have since been conducting fact and expert discovery, with the latter set to close on December 16, 2019.

Trial remains set for February 24, 2020.

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

From time to time, the Company posts case updates detailing relevant developments in its ongoing litigation with Agilent at the following website: https://investors.twistbioscience.com/agilent-v-twist-litigation.

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

Market information for common stock

Our common stock began trading on The Nasdaq Global Market under the symbol “TWST” on October 31, 2018 in connection with the initial public offering of our common stock. Prior to that date, there was no public market for our common stock.

Holders of Record

As of December 9, 2019, there were approximately 107 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Securities authorized for issuance under equity compensation plans

Equity compensation plan information

The following table presents information as of September 30, 2019 with respect to compensation plans under which shares of our common stock may be issued.

Plan	Shares issuable upon exercise of outstanding plan options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Shares remaining available for future issuance under plan (excluding those reflected in column (a))(c)
Equity compensation plan approved by security holders(1)(2)	3,550,445	$15.99	1,576,956	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	3,550,445	$15.99	1,576,956

(1)	Includes our 2013 Stock Plan, 2018 Equity Incentive Plan and our 2018 Employee Stock Purchase Plan.
(2)

Includes 56,081 shares that remain available for purchase under the 2018 Employee Stock Purchase Plan and 1,520,875 shares of common stock that remain available for grant under the 2018 Equity Incentive Plan. There are no shares of common stock available for issuance under our 2013 Plan, but the plan continues to govern the terms of stock options granted thereunder. Any shares of common stock that are subject to outstanding awards under the 2013 Plan that are issuable upon the exercise of stock options that expire or become unexercisable for any reason without having been exercised in full will generally be available for future grant and issuance under our 2018 Equity Incentive Plan. In addition, the 2018 Plan provides for an automatic increase in the number of shares reserved for issuance thereunder on the first day of each fiscal year for the remaining term of the plan equal to the least of (a) 4.0% of the number of issued and outstanding shares of common stock outstanding at that time, (b) 999,900 shares, or (c) a lesser amount as approved by the board each year. Also, the 2018 Employee Stock Purchase Plan provides for an automatic annual increase in the number of shares reserved for issuance thereunder on the first day of each fiscal year for the remaining term of the plan equal to the least of (a) 1.0% of the number of issued and outstanding shares of common stock outstanding, (b) 249,470 shares, or (c) a lesser amount as approved by the Board each year.

Sales of unregistered securities

None.

Use of proceeds from public offering of common stock.

On October 30, 2018, our registration statement on Form S-1 (Registration No. 333-227672) was declared effective by the SEC for our initial public offering pursuant to which we registered an aggregate of 5,000,000 shares of our common stock at an initial public offering price of $14.00 per share for an aggregate price of $70.0 million. Sale of an additional 750,000 shares was registered upon exercise of the underwriters’ option to purchase additional shares at an offering price of $14.00 per share for an aggregate price of approximately $10.5 million. The underwriters of the offering were J.P. Morgan Securities LLC, Cowen and Company, LLC, Allen & Company LLC, and Robert W. Baird & Co Incorporated. We paid the underwriters of our initial public offering underwriting discounts and commissions totaling $5.6 million, also, we incurred $5.3 million in offering costs. Thus, the net offering proceeds, after deducting underwriting discounts and offering expenses, were $69.6 million.

On May 9, 2019, we completed an underwritten public offering of common stock. A total of 4,312,500 shares were offered and sold at a price of $21.00 per share, and the Company received net proceeds of $84.3 million. The underwriters of the offering were J.P. Morgan Securities LLC, Cowen and Company, LLC, Evercore Group LLC, and Robert W. Baird & Co Incorporated. We paid the underwriters an underwriting discount and commission totaling $5.4 million, and we incurred offering expenses of $0.9 million.

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

Issuer Purchases of Equity Securities

None.

Item 6.	Selected consolidated financial data

The selected consolidated statements of operations and comprehensive loss data for the years ended September 30, 2019, 2018, and 2017 and the consolidated balance sheet data as of September 30, 2019 and 2018 are derived from our audited consolidated financial statements included elsewhere in this report and should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Item 8, “Consolidated financial statements and Supplementary Data”. We derived the selected consolidated balance sheet data as of September 30, 2017 from our audited financial statements not included in this report. Our historical results are not necessarily indicative of our results in any future period.

	Year ended September 30,
(in thousands, except share and per share data)	2019	2018	2017
Consolidated statements of operations and comprehensive loss data:
Revenues	$54,385	$25,427	$10,767
Operating expenses:
Cost of revenues	47,426	32,189	24,020
Research and development	35,683	20,347	19,169
Selling, general and administrative	80,126	43,450	26,060

Total operating expenses	163,235	95,986	69,249

Loss from operations	(108,850)	(70,559)	(58,482)
Interest income	3,032	999	412
Interest expense	(1,294)	(1,313)	(905)
Other income (expense), net	(265)	(121)	(55)

Loss before income taxes	(107,377)	(70,994)	(59,030)
Provision for income taxes	(292)	(242)	(280)

Net loss attributable to common stockholders	$(107,669)	$(71,236)	$(59,310)

Other comprehensive loss
Change in unrealized gain (loss) on investments	49	—	(9)
Foreign currency translation adjustment	45	54	33

Comprehensive loss	$(107,575)	$(71,182)	$(59,286)

Net loss per share attributable to common stockholders—basic and diluted	$(3.92)	$(25.51)	$(24.49)

	September 30,
(in thousands)	2019	2018	2017
Consolidated balance sheet data:
Cash, cash equivalents, and short-term investments	$138,107	$80,757	$62,204
Working capital	129,781	77,134	58,392
Total assets	186,994	115,791	85,657
Total liabilities	34,912	26,730	19,382
Redeemable convertible preferred stock	—	290,483	199,633
Additional paid-in capital	470,425	9,346	6,228
Accumulated deficit	(318,524)	(210,855)	(139,619)
Total stockholders’ equity (deficit)	152,082	(201,422)	(133,358)

Item 7.	Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Form 10-K. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk factors” and elsewhere in this Form 10-K. The last day of our fiscal year is September 30, and we refer to our fiscal year ended September 30, 2017 as fiscal 2017 or 2017, September 30, 2018 as fiscal 2018 or 2018 and our fiscal year ended September 30, 2019 as fiscal 2019 or 2019.

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

Additionally, we believe our platform will enable new value-add opportunities, such as discovery partnerships for biologic drugs, and will enable new applications for synthetic DNA, such as digital data storage. We sell our synthetic DNA and synthetic DNA-based products to a customer base of 1,305 customers across a broad range of industries.

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

In fiscal 2018, we served 717 customers, and sales to the industrial chemicals sector, the academic research sector, the agricultural sector and the healthcare sector accounted for 59%, 23%, 2% and 16% of the total $25.4 million revenues for the year ended September 30, 2018. Sales to Ginkgo Bioworks amounted to $8.7 million, or 34% and sales to customers other than Ginkgo Bioworks was $16.7 million, or 66%, for the year ended September 30, 2018; an increase in revenue of 101% and 160%, respectively, as compared to the year ended September 30, 2017.

In fiscal 2019, we served 1,305 customers, and sales to the industrial chemicals sector, healthcare sector, the academic research sector, and the agricultural sector accounted for 40%, 32%, 26% and 2% of the total $54.4 million revenues for the year ended September 30, 2019. Sales to Ginkgo Bioworks amounted to $9.2 million, or 17% of our total revenue in fiscal 2019.

We have leveraged the versatility of our platform to expand our product portfolio into other markets in which we believe we have a competitive advantage. In February 2018, we launched an innovative and comprehensive preparation kit for next generation sequencing at the Advances in Genome Biology and Technology conference. In February 2019, we announced an expansion of next generation sequencing product offerings including Twist Fast Hybridization and wash kits. Our kit leverages our platform to precisely synthesize oligo pools and uniformly amplify the desired target DNA segments, accelerating the hybridization process and considerably improving the accuracy of the downstream sequencing analysis. We have also commercialized a custom DNA library solution which enables more effective biologic drug discovery and development for our customers. We believe we can further leverage our platform to develop other proprietary tools, such as our GPCR library and antibody optimization solution, to provide services in biologics drug discovery and early development, from target to Investigational New Drug (IND) application, adding value as a partner to biotech and pharmaceutical companies. We also aim to explore the development of DNA as a digital data storage medium via internal research and industry partnerships. In July 2019 we announced the launch of our 300 nucleotide length Oligo pools. These longer Oligos are suited for many applications including drug discovery and development, data storage, CRISPR gene editing and protein engineering.

We have built a scalable commercial platform that enables us to reach a diverse customer base that we believe includes over 100,000 synthetic DNA users today. To address this diverse customer base, we have employed a multi-channel strategy comprised of a direct sales force targeting synthetic DNA customers, international distributors, and an e-commerce platform. We launched our proprietary, innovative, and easy-to-use e-commerce platform in October 2017 to existing customers and expanded access to the general public in January 2018. Our platform allows customers to design, validate and place on-demand orders of customized DNA online. This is a key component of our strategy to address and support our diverse and growing customer base, as well as support commercial productivity, enhance the customer experience, and promote loyalty.

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

In May 2019, we completed an underwritten public offering of common stock. A total of 4,312,500 shares were offered and sold at a price of $21.00 per share, and the Company received net proceeds of $84.3 million, after deducting underwriting discounts and commissions of $5.4 million and offering expenses of $0.9 million.

We generated revenues of $54.4 million in the year ended September 30, 2019, $25.4 million in the year ended September 30, 2018 and $10.8 million in the year ended September 30, 2017, while incurring net losses of $107.7 million, $71.2 million and $59.3 million in the years ended September 30, 2019, 2018 and 2017, respectively. Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the success of our existing products and development and commercialization of additional products in the synthetic biology industry.

As of September 30, 2019, we had $138.1 million cash, cash equivalents and short-term investments. We believe that our existing cash and cash equivalents will be sufficient to fund our planned operating expenses, capital expenditure requirements and debt service payments for at least one year from the issuance of these consolidated financial statements. However, the Company may need to obtain additional financing to fund operations beyond this period, and there can be no assurance that the Company will be successful in raising additional financing on terms which are acceptable to the Company. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and capital resources.”

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

Value of orders received

We believe that the value of orders we receive is a leading indicator of our ability to generate revenue in subsequent quarters although there can be no assurance orders will translate into revenue. We define an order as a contract with a customer or purchase order from a customer, which outlines the promised goods at an agreed upon price. We regularly assess trends relating to the value of orders we receive, including with respect to our customer concentration.

Since commercially launching our product in April 2016, orders from customers have rapidly increased. Commencing with our Beta Access program, we believe we have successfully achieved industry-leading volumes of synthetic DNA orders. In 2018, we launched our e-commerce platform to enable customers to conveniently order our products online. These steps have contributed to triple digit order growth over the last three years, which is illustrated in the table below.

	Year ended September 30,
(in thousands, except percentages)	2019	2018	2017
Customers other than Ginkgo Bioworks	$62,159	$30,347	$10,228
Percentage change from prior year	105%	197%	(NM	)

(NM)—Not meaningful

Orders may never convert into actual revenue and the timing of delivery of our orders and recognition of revenue, if any, may vary based on the nature of the order, and there can be no assurance that orders will result in recognized revenue. The following table lists the value of orders received, including Ginkgo and non-Ginkgo orders, during the periods indicated:

	Year ended September 30,
(in thousands)	2019	2018	2017
Order value	$69,947	$39,372	$17,557

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

Percentage of revenue from new vs. repeat customers

We believe that the percentage of revenue that we generate from both new and repeat customers is an indicator of our ability to drive adoption of our products amongst existing customers while also generating a robust pipeline of new customers. We define a new customer as a customer who, as a separate legal entity or person, has not had multiple purchases in the current fiscal year. We define a repeat customer as any customer who, as a separate legal entity or person, has purchased products or services from us more than once in the current fiscal year.

The table below represents sales to individual customers. We shipped products to 286 customers in fiscal 2017, 717 customers in fiscal 2018 and 1,305 customers in fiscal 2019.

	Year ended September 30,
	2019	2018	2017
Percentage of revenue from repeat customers	97%	97%	63%
Percentage of revenue from new customers	3%	3%	37%

Financial overview

The following table summarizes certain selected historical financial results:

	Year ended September 30,
(in thousands)	2019	2018	2017
Revenues	$54,385	$25,427	$10,767
Loss from operations	(108,850)	(70,559)	(58,482)
Net loss attributable to common stockholders	(107,669)	(71,236)	(59,310)

Revenues

We generate revenue from sales of synthetic genes, oligo pools, next generation sequencing tools and DNA libraries. We recognize revenue upon delivery (Shipment) to our customers and bill them directly for the shipments. Our ability to increase our revenues will depend on our ability to further penetrate the domestic and international markets, generate sales through our direct sales force and over time from our e-commerce platform and launch new products.

Revenues by geography

We have one reportable segment from the sale of synthetic DNA products. The following table shows our revenues by geography, based on our customers’ shipping addresses. North America consists of Canada and Mexico; EMEA consists of Europe, Middle East, and Africa; and APAC consists of Japan, China, South Korea, Singapore, Malaysia and Australia.

	Year ended September 30,
(in thousands, except percentages)	2019	%	2018	%	2017	%
United States	$35,936	66%	$17,662	69%	$8,243	77%
EMEA	14,692	27%	6,557	26%	2,023	19%
APAC	2,761	5%	1,001	4%	274	2%
North America	996	2%	207	1%	227	2%

Total revenues	$54,385	100%	$25,427	100%	$10,767	100%

Revenues by products

The table below sets forth revenues by products:

	Year ended September 30,
(in thousands, except percentages)	2019	%	2018	%	2017	%
Synthetic genes	$26,712	49%	$17,986	71%	$8,122	75%
Oligo pools	4,594	8%	3,002	12%	2,056	19%
DNA libraries	2,036	4%	1,771	7%	517	5%
NGS tools	21,043	39%	2,668	10%	72	1%

Total revenues	$54,385	100%	$25,427	100%	$10,767	100%

Revenues by industry

Revenues by industry were as follows:

	Year ended September 30,
(in thousands, except percentages)	2019	%	2018	%	2017	%
Industrial chemicals	$21,927	40%	$14,912	59%	$6,702	62%
Academic research	13,835	26%	5,813	23%	2,709	25%
Healthcare	17,424	32%	4,212	16%	1,226	12%
Agriculture	1,199	2%	490	2%	130	1%

Total revenues	$54,385	100%	$25,427	100%	$10,767	100%

Revenues and accounts receivable concentration

Customer revenues equal to or greater than 10% of total revenues was as follows:

	Year ended September 30,
	2019	2018	2017
Customer A	17%	34%	40%

One customer accounted for greater than 10% of net accounts receivable as follows:

	September 30,
	2019	2018
Customer A	13%	27%

Product shipments including synthetic genes

Shipments of all products and number of genes shipped in years ended September 30, 2019, 2018 and 2017 were as follows:

	Year ended September 30,
(in thousands, except shipments)	2019	2018	2017
Number of genes shipped	288,424	247,102	125,462
Number of shipments	17,734	6,138	1,749

Cost of revenues

Cost of revenues reflect the aggregate cost incurred in the production and delivery of our products and consists of production materials, personnel costs (salaries, benefits, bonuses and stock-based compensation), cost of expensed equipment and consumables, laboratory supplies, depreciation of capitalized equipment, production overhead costs and allocations of IT and facility costs. We expect that our cost of revenues will increase as we increase our revenues with new product developments.

Other operating expenses

Our operating expenses are classified in the following categories: Research and development, and selling, general and administrative. For each category, the largest component is personnel costs, which includes salaries, employee benefit costs, bonuses, and stock-based compensation expenses.

Research and development

Research and development expenses consist primarily of costs incurred for the development of our products, which include personnel costs, laboratory supplies, consulting costs and allocated overhead, including IT and facility costs. We expense our research and development expenses in the period in which they are incurred. We expect to increase our research and development expenses as we continue to invest in new product development.

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

Other income (expense), net

Other income (expense), net consists of realized foreign exchange gains and losses and loss on disposal of property and equipment.

Results of operations

The following table sets forth selected consolidated statements of operations data for the fiscal years indicated and the percentage change in such data from year to year. These historical operating results may not be indicative of the results for any future period.

	Year ended September 30,
(in thousands)	2019	2018	2017
Revenues	$54,385	$25,427	$10,767
Operating expenses:
Cost of revenues	47,426	32,189	24,020
Research and development	35,683	20,347	19,169
Selling, general and administrative	80,126	43,450	26,060

Total operating expenses	163,235	95,986	69,249

Loss from operations	(108,850)	(70,559)	(58,482)
Interest income	3,032	999	412
Interest expense	(1,294)	(1,313)	(905)
Other income (expense), net	(265)	(121)	(55)
Provision for income taxes	(292)	(242)	(280)

Net loss attributable to common stockholders	$(107,669)	$(71,236)	$(59,310)

Comparison of the years ended September 30, 2019, 2018 and 2017

Revenues

	Year ended September 30,			Change
(in thousands, except percentages)	2019	2018	2017	2019-2018		2018-2017
Revenues	$54,385	$25,427	$10,767	$28,958	114%	$14,660	136%

Revenues increased from $25.4 million to $54.4 million in the year ended September 30, 2019, which was an increase of $29.0 million, or 114%. The increase in revenue was primarily due to increase in NGS tools which grew from $2.7 million in 2018 to $21.0 million in 2019 and $8.7 million increase revenue in Synthetic genes to $26.7 million in year ended September 2019. The NGS tools revenue growth period-over-period was attributed to the full commercial product launch in February 2018, customer adoption in 2019 and higher volumes as an increasing number of customers adopted our NGS tools and scaled production. The increase in synthetic genes revenue was attributed to a 17% volume growth as we shipped 288,424 genes in in the year ended September 2019 as compared to 247,102 genes in the prior year. In addition, we also benefited from higher revenue in our 5.0KB clonal genes which was released to our customers in January 2019. Gene pricing to our customers was relatively constant period-over-period.

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

Cost of revenues

	Year ended September 30,			Change
(in thousands, except percentages)	2019	2018	2017	2019-2018		2018-2017
Cost of revenues	$47,426	$32,189	$24,020	$15,237	47%	$8,169	34%

In the year ended September 30, 2019, total cost of revenue increased by $15.2 million to $47.4 million from $32.2 million in the prior year. The increase was primarily due to higher consumption of reagents and production materials of $6.9 million associated with the increased product shipments and higher revenue. Payroll and stock compensation related expense increase of $7.7 million, facilities and information technology costs increased by $2.0 million including facilities move expenses of $0.4 million.

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

Research and development expenses

	Year ended September 30,			Change
(in thousands, except percentages)	2019	2018	2017	2019-2018		2018-2017
Research and development	$35,683	$20,347	$19,169	$15,336	75%	$1,178	6%

Research and development costs increased by $15.3 million to $35.7 million for the year ended September 30, 2019, as compared to the same period 2018. The increase was due to increase in personnel related costs of $8.6 million including $6.2 million for salaries and benefits, increased bonus of $0.8 million and $1.7 million stock-based compensation. Equipment depreciation, amortization and maintenance costs increased by $1.3 million, lab supplies rose $2.0 million and outside services increased by $1.8 million. Information technology and facilities costs increased by $0.9 million including facilities move expenses of approximately $0.4 million. In addition, there were $0.5 million in payments from Defense Advanced Research Projects Agency (DARPA) received during the 2019 fiscal year.

For the year ended September 30, 2018, research and development expenses increased from $19.1 million to $20.3 million, an increase of 6%. The increase was driven primarily from an increase in personnel related costs of $1.3 million, subcontracting services increase of $0.5 million and other increases for $0.1 million offset by decrease of prototype supplies of ($0.8) million. The R&D group hired full time staffing and used less materials in research. In addition, there were $0.3 million in payments from DARPA received during the 2018 fiscal year.

Research and development expenses increased by $0.9 million or 5% from $18.2 million in the year ended September 30, 2016 to $19.2 million in the year ended September 30, 2017. This was primarily due to increased development activities for new product offerings, materials costs, and information technology and facilities costs. In fiscal 2017, information technology and facilities costs increased by $0.9 million compared to fiscal 2016, primarily due to the signing of lease agreements for additional facilities located in San Francisco and South San Francisco. Additional research and development expenses of $3.4 million were also incurred in fiscal 2017 in connection with the acquisition of Genome Compiler Corporation in the prior fiscal year. In fiscal 2016, we received $2.4 million DARPA payments, whereas in fiscal 2017 there were no DARPA payments to offset expenses. In fiscal 2017, laboratory materials used in research and development increased $0.5 million from $2.7 million to $3.2 million and allocations from facilities and information technology increased $0.9 million.

Selling, general and administrative expenses

	Year ended September 30,			Change
(in thousands, except percentages)	2019	2018	2017	2019-2018		2018-2017
Selling, general and administrative	$80,126	$43,450	$26,060	$36,676	84%	$17,390	67%

Selling, general and administrative expenses increased by $36.7 million to $80.0 million for the year end September 30, 2019, compared to the same period for 2018. The increase was primarily due to increases in personnel expenses of $18.4 million related to $10.3 million increase in salaries and benefits mainly associated with expanding our commercial organization, higher bonuses and sales commissions of $2.5 million, and increased stock-based compensation of $5.6 million. Marketing costs increased by $1.2 million as we continue to invest in our brand. External legal expenses increased by $11.8 million and higher insurance costs of $1.6 million associated with being public. Travel costs increased by $1.7 million mainly due to the increased staffing in our commercial organization.

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

Interest, and other income (expense), net

	Year ended September 30,			Change
(in thousands, except percentages)	2019	2018	2017	2019-2018		2018-2017
Interest income	$3,032	$999	$412	$2,033	204%	$587	142%
Interest expense	(1,294)	(1,313)	(905)	19	(1)%	(408)	45%
Other income (expense)	(265)	(121)	(55)	(144)	119%	(66)	120%

Total interest, and other income (expense), net	$1,473	$(435)	$(548)	$1,908	(439)%	$113	(21)%

Interest income was $3.0 million in the year ended September 30, 2019, $1.0 million in the year ended September 30, 2018 and $0.4 million in the year ended September 30, 2017, resulting from our short-term investments. Interest expense was $1.3 million in fiscal 2019, $1.3 million in fiscal 2018 and $0.9 million in fiscal 2017 related to our outstanding debt.

Provision for income taxes

	Year ended September 30,			Change
(in thousands, except percentages)	2019	2018	2017	2019-2018		2018-2017
Provision for income taxes	$(292)	$(242)	$(280)	$(50)	21%	$38	(14)%

We recorded provision for income taxes of $0.3 million in 2019, $0.2 million in 2018 and $0.3 million in 2017.

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

	Three months ended
(in thousands)	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017
Revenues	$15,736	$13,600	$13,557	$11,492	$8,407	$6,541	$6,166	$4,313
Operating expenses:
Cost of revenues	$12,386	$11,394	$11,789	$11,857	$9,093	$7,503	$8,095	$7,498
Research and development	10,496	9,007	8,907	7,273	6,065	5,268	4,711	4,303
Selling, general and administrative	24,423	21,320	19,124	15,259	12,953	11,256	9,978	9,263

Total operating expenses	$47,305	$41,721	$39,820	$34,389	$28,111	$24,027	$22,784	$21,064

Loss from operations	$(31,569)	$(28,121)	$(26,263)	$(22,897)	$(19,704)	$(17,486)	$(16,618)	$(16,751)
Interest income	789	804	775	664	409	284	148	158
Interest expense	(288)	(318)	(340)	(348)	(386)	(337)	(317)	(273)
Other income (expense), net	(2)	(227)	(21)	(15)	(45)	(14)	(43)	(19)

Loss before income taxes	$(31,070)	$(27,862)	$(25,849)	$(22,596)	$(19,726)	$(17,553)	$(16,830)	$(16,885)
Provision for income taxes	(111)	(54)	(84)	(43)	(76)	(71)	(43)	(52)

Net loss attributable to common stockholders	$(31,181)	$(27,916)	$(25,933)	$(22,639)	$(19,802)	$(17,624)	$(16,873)	$(16,937)
Net loss per share—basic and diluted	$(0.96)	$(0.92)	$(0.93)	$(1.18)	$(6.59)	$(6.18)	$(6.32)	$(6.42)

Liquidity and capital resources

Sources of liquidity

To date, we have financed our operations principally through private placements of our convertible preferred stock, borrowings from credit facilities, public equity raises and revenue from our commercial operations.

Since our inception on February 4, 2013 and through September 30, 2019, we have received an aggregate of $444.4 million in net proceeds from the issuance of equity securities and an aggregate of $13.8 million from debt. As of September 30, 2019, we had a balance of $46.7 million of cash and cash equivalents and $91.4 million in short-term investments.

Preferred stock financings

As of September 30, 2019, we had raised $290.5 million in net proceeds from the sale of our equity securities, including the sale of 10,326,454 shares of our Series D redeemable convertible preferred stock from January 2016 through September 2018 at a purchase price of $21.24 per share for gross proceeds of $219.4 million. On March 19, 2018 and May 29, 2018, we issued 2,353,544 and 941,417 shares of Series D redeemable convertible preferred stock for an aggregate purchase price of approximately $50.0 million and $20.0 million, respectively. On July 2, 2018 and July 3, 2018, we issued 517,778 and 47,070 shares of Series D redeemable convertible preferred stock for an aggregate purchase price of $11.0 million and $1.0 million, respectively.

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

In addition, we obtained a revolving facility from SVB in September 2017 as part of the Fourth Loan and the facility which allows us to borrow up to $10.0 million. The principal amount outstanding under the revolving line accrues interest at a floating per annum rate equal to one percentage point (1.00%) above the prime rate, which interest shall be payable monthly. The amounts available under the revolving line are limited by an advance rate which is a percentage of our account receivables balance. As of September 30, 2019, we have not borrowed against the $10 million revolving facility.

Our credit facilities contain customary representations and warranties and customary affirmative and negative covenants applicable to us and our subsidiaries, including, among other things, restrictions on changes in business, management, ownership or business locations, indebtedness, encumbrances, investments, mergers or acquisitions, dispositions, maintenance of collateral accounts, prepayment of other indebtedness, distributions and transactions with affiliates. The credit facilities contain customary events of default subject in certain cases to grace periods and notice requirements, including (a) failure to pay principal, interest and other obligations when due, (b) material misrepresentations, (c) breach of covenants, conditions or agreements in the credit facilities, (d) default under material indebtedness, (e) certain bankruptcy events, (f) a material adverse change; (g) attachment, levy or restraint on business, (h) default with respect to subordinated debt, (i) cross default under our credit facilities, and (j) government approvals being revoked. As part of the Fourth Loan, all rights, title and interest to our personal property with the exception of our intellectual property, have been pledged as collateral, including cash and cash equivalents, short-term investments, accounts receivable, contractual rights to payment, license agreements, general intangibles, inventory and equipment. We were in compliance with all covenants under the loan and security agreement as of September 30, 2019.

Future maturities of the loan as of September 30, 2019 are as follows:

(in thousands)	Principal	Interest	Total
Years ending September 30,
2020	3,333	486	3,819
2021	3,333	214	3,547
2022	834	11	845

	7,500	711	8,211
Less: Interest			(711)

Total amount of loan principal			7,500
Less unamortized debt discount			(269)
Add accretion of final payment fee			502

			$7,733

Capital resources

As of September 30, 2019, we had cash, cash equivalents and short-term investments of $138.1 million. On October 30, 2018, our registration statement on Form S-1 was declared effective by the SEC and our shares began trading on the NASDAQ Global Stock Market on October 31, 2018. A total of 5,750,000 shares were offered and sold at a price of $14.00 per share. As a result of the IPO, the Company received $69.6 million in net proceeds, after deducting underwriting discounts and commissions of $5.6 million and offering expenses of $5.3 million payable by the Company.

In May 2019, we completed an underwritten public offering of common stock. A total of 4,312,500 shares were offered and sold at a price of $21.00 per share, and the Company received net proceeds of $84.3 million, after deducting an underwriting discount and commission totaling $5.4 million, and we incurred offering expenses of $0.9 million.

We believe that our existing cash and cash equivalents are sufficient to fund our operating expenses, capital expenditure requirements and debt service payments for at least one year from the issuance of these consolidated financial statements. In the future, we may still need to obtain additional financing to fund operations beyond this period, and there can be no assurance that we will be successful in raising additional financing on terms which are acceptable to us. In addition, our operating plan may change as a result of factors currently unknown to us, and we may need to seek additional funds sooner than planned. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Our future capital requirements will depend on many factors. See “Risk factors—We will require additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product manufacturing and development and other operations.”

Operating capital requirements

Our primary uses of capital are, and we expect will continue to be for the near future, compensation and related expenses, manufacturing costs, laboratory and related supplies, legal and other regulatory expenses and general overhead costs. We had $2.5 million in commitments for capital expenditures as of September 30, 2019 and 2018, respectively.

Cash flows

The following table summarizes our sources and uses of cash and cash equivalents:

	Year ended September 30,
(in thousands)	2019	2018	2017
Net cash used in operating activities	$(87,937)	$(66,164)	$(51,301)
Net cash provided by (used in) investing activities	(104,810)	27,306	(9,990)
Net cash provided by financing activities	158,578	88,822	63,802

Operating activities

Net cash used in operating activities was $87.9 million in fiscal 2019 and consisted primarily of a net loss of $107.7 million adjusted for non-cash items including depreciation and amortization expenses of $6.1 million, stock-based compensation expense of $11.2 million, a change in operating assets and liabilities of $3.0 million, and a net total of other non-cash items of $0.5 million.

Net cash used in operating activities was $66.2 million in fiscal 2018 and consisted primarily of a net loss of $71.2 million adjusted for non-cash items including depreciation and amortization expenses of $5.7 million, stock-based compensation expense of $3.0 million, a change in operating assets and liabilities of $4.2 million, and a net total of other non-cash items of $0.5 million.

Net cash used in operating activities was $51.3 million in fiscal 2017 and consisted primarily of a net loss of $59.3 million adjusted for non-cash items including depreciation and amortization expenses of $5.0 million, stock-based compensation expense of $1.9 million, a change in operating assets and liabilities of $0.1 million, and a net total of other non-cash items of $1.2 million.

Investing activities

In fiscal 2019, our investing activities used net cash of $104.8 million. The use of net cash resulted primarily from the net impact of purchases and maturity of investments and purchases of laboratory property, equipment and computers.

In fiscal 2018, our investing activities provided net cash of $27.3 million. Investing activities included the purchases and maturity of investments and purchases of laboratory property, equipment and computers.

In fiscal 2017, our investing activities used net cash of $10.0 million. The use of net cash resulted primarily from the net impact of purchases and maturity of investments, and purchases of laboratory property, equipment and computers.

Financing activities

Net cash provided by financing activities was $158.6 million in fiscal 2019, which consisted of $156.2 million from the issuance of common stock in public offerings, $2.2 million from the issuance of common stock and exercise of stock options, $2.7 million from issuance of common stock under the employee stock purchase plan, and principal payments on long term debt of $2.5 million.

Net cash provided by financing activities was $88.8 million in fiscal 2018, which consisted of $90.9 million from the issuance of convertible preferred stock, $2.4 million in payment of deferred offering costs, and $0.3 million from the issuance of common stock and exercise of stock options.

Net cash provided by financing activities was $63.8 million in fiscal 2017, which consisted of $65.6 million from the issuance of redeemable convertible preferred stock, $0.2 million from the issuance of common stock, $2.2 million from additional debt, off-set by the repayment of $4.2 million of debt.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements other than our indemnification agreements as described in Note 7 of the consolidated financial statements included elsewhere in this Form 10-K.

Contractual obligations and other commitments

Set forth below is information concerning our contractual commitments and obligations as of September 30, 2019:

(in thousands)	Total	Less than 1 Year	Years 2-3	Years 4-5	After 5 Years
Contractual obligations
Future minimum operating lease payments	$40,719	$6,671	$11,888	$12,093	$10,067
Long-term debt obligations	8,937	3,820	5,117	—	—
Purchase commitments	13,686	12,871	714	67	34

Total	$63,342	$23,362	$17,719	$12,160	$10,101

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

In March 2018, we entered into a stock purchase agreement related to the sale of additional shares of our Series D redeemable convertible preferred stock for the amount of $70.0 million. Pursuant to a side letter to the stock purchase agreement, we have committed, subject to certain conditions, to using commercially reasonable efforts to invest up to $5.0 million in the first year, $10.0 million in the second year and $10.0 million in the third year for an aggregate of $25.0 million over a three-year period in connection with the incorporation, business and/or operations of a wholly owned foreign enterprise in the PRC.

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

We do not have any contract assets or contract liabilities as of September 30, 2019 and September 30, 2018. For all periods presented, we did not recognize revenue from amounts that were included in the contract liability balance at the beginning of each period. In addition, for all periods presented, there was no revenue recognized in a reporting period from performance obligations satisfied in previous periods.

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

We estimate the fair value of stock options granted to our employees and directors on the grant date, and rights to acquire stock granted under our Employee Stock Purchase Plan, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of highly subjective assumptions which determine the fair value of stock-based awards. These assumptions include:

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

Interest rates risk

We had cash and cash equivalents totaling $46.7 million and $80.8 million as of September 30, 2019 and 2018, respectively. We had short-term investments totaling $91.4 million as of September 30, 2019 and none as of September 30, 2018. Our cash and cash equivalents consist of cash in bank accounts and money market funds, and short-term investments consist of U.S. government agency bonds, corporate bonds, and commercial paper. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio for the year ended September 30, 2019.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Twist Bioscience Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Twist Bioscience Corporation and its subsidiaries (the “Company”) as of September 30, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended September 30, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2019 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

December 12, 2019

We have served as the Company’s auditor since 2015.

Twist Bioscience Corporation

Consolidated Balance Sheets

(In thousands, except share and per share data)	September 30, 2019	September 30, 2018
Assets
Current assets:
Cash and cash equivalents	$46,735	$80,757
Short-term investments	91,372	—
Accounts receivable, net	12,104	5,419
Inventories	7,330	6,028
Prepaid expenses and other current assets	2,594	3,467

Total current assets	$160,135	$95,671
Property and equipment, net	20,835	12,331
Goodwill	1,138	1,138
Intangible assets, net	508	712
Restricted cash, non-current	579	579
Other non-current assets	3,799	5,360

Total assets	$186,994	$115,791

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$9,760	$7,531
Accrued expenses	5,965	2,166
Accrued compensation	10,479	5,401
Current portion of long-term debt	3,333	2,500
Other current liabilities	817	939

Total current liabilities	$30,354	$18,537
Redeemable convertible preferred stock warrant liability	—	631
Long-term debt, net of current portion	4,400	7,218
Other non-current liabilities	158	344

Total liabilities	$34,912	$26,730

Commitments and contingencies (Note 7)
Redeemable convertible preferred stock
Series A redeemable convertible preferred stock, $0.00001 par value—no shares and 2,854,576 shares authorized as of September 30, 2019 and 2018; no shares and 2,817,723 shares issued and outstanding as of September 30, 2019 and 2018.	$—	$9,141
Series B redeemable convertible preferred stock, $0.00001 par value—no shares and 3,331,878 shares authorized as of September 30, 2019 and 2018; no shares and 3,315,645 shares issued and outstanding as of September 30, 2019 and 2018.	—	25,900
Series C redeemable convertible preferred stock, $0.00001 par value—no shares and 2,510,354 shares authorized as of September 30, 2019 and 2018; no shares and 2,491,483 shares issued and outstanding as of September 30, 2019 and 2018.	—	36,726
Series D redeemable convertible preferred stock, $0.00001 par value—no shares and 10,475,252 shares authorized as of September 30, 2019 and 2018, respectively; no shares and 10,326,454 shares issued and outstanding as of September 30, 2019 and 2018, respectively.	—	218,716

Total redeemable convertible preferred stock	$—	$290,483

Stockholders’ equity (deficit)
Preferred stock, $0.00001 par value—10,000,000 shares and no shares authorized as of September 30, 2019 and 2018, respectively; no shares issued or outstanding as of September 30, 2019 and 2018, respectively.	$—	$—
Common stock, $0.00001 par value—100,000,000 and 21,210,000 shares authorized at September 30, 2019 and 2018, respectively; 32,872,675 and 3,206,048 shares issued and outstanding at September 30, 2019 and 2018, respectively.	—	—
Additional paid-in capital	470,425	9,346
Accumulated other comprehensive income	181	87
Accumulated deficit	(318,524)	(210,855)

Total stockholders’ equity (deficit)	$152,082	$(201,422)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$186,994	$115,791

The accompanying notes are an integral part of these consolidated financial statements.

Twist Bioscience Corporation

Consolidated Statements of Operations and Comprehensive Loss

	Year ended September 30,
(In thousands, except share and per share data)	2019	2018	2017
Revenues	$54,385	$25,427	$10,767
Operating expenses:
Cost of revenues	$47,426	$32,189	$24,020
Research and development	35,683	20,347	19,169
Selling, general and administrative	80,126	43,450	26,060

Total operating expenses	$163,235	$95,986	$69,249

Loss from operations	$(108,850)	$(70,559)	$(58,482)
Interest income	3,032	999	412
Interest expense	(1,294)	(1,313)	(905)
Other income (expense), net	(265)	(121)	(55)

Loss before income taxes	$(107,377)	$(70,994)	$(59,030)
Provision for income taxes	(292)	(242)	(280)

Net loss attributable to common stockholders	$(107,669)	$(71,236)	$(59,310)

Other comprehensive loss:
Change in unrealized gain (loss) on investments	$49	$—	$(9)
Foreign currency translation adjustment	45	54	33

Comprehensive loss	$(107,575)	$(71,182)	$(59,286)

Net loss per share attributable to common stockholders—basic and diluted	$(3.92)	$(25.51)	$(24.49)

Weighted average shares used in computing net loss per share attributable to common stockholders—basic and diluted	27,461,844	2,792,743	2,422,243

The accompanying notes are an integral part of these consolidated financial statements.

Twist Bioscience Corporation

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

	Series A convertible preferred stock		Series B convertible preferred stock		Series C convertible preferred stock		Series D convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity (deficit)
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of September 30, 2016	2,817,723	$9,141	3,315,645	$25,900	2,491,483	$36,726	2,938,714	$62,270	3,146,233	$—	$3,689	$9	$(80,309)	$(76,611)

Issuance of Series D redeemable convertible preferred stock, net of financing costs of $165	—	—	—	—	—	—	3,095,375	65,596	—	—	—	—	—	—
Vesting of restricted common stock issued to member of the Board of Directors	—	—	—	—	—	—	—	—	—	—	4	—	—	4
Exercise of stock options	—	—	—	—	—	—	—	—	32,586	—	162	—	—	162
Issuance of common stock warrants	—	—	—	—	—	—	—	—	—	—	486	—	—	486
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	1,887	—	—	1,887
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	24	—	24
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(59,310)	(59,310)

Balances as of September 30, 2017	2,817,723	$9,141	3,315,645	$25,900	2,491,483	$36,726	6,034,089	$127,866	3,178,819	$—	$6,228	$33	$(139,619)	$(133,358)

Issuance of Series D redeemable convertible preferred stock, net of financing costs of $339	—	—	—	—	—	—	4,292,365	90,850	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	62,862	—	215	—	—	215
Repurchase of early exercised stock options	—	—	—	—	—	—	—	—	(9,639)	—	—	—	—	—
Forfeiture of restricted common stock	—	—	—	—	—	—	—	—	(21,146)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	2,961	—	—	2,961
Treasury stock purchase									(4,848)	—	(58)	—	—	(58)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	54	—	54
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(71,236)	(71,236)

Balances as of September 30, 2018	2,817,723	$9,141	3,315,645	$25,900	2,491,483	$36,726	10,326,454	$218,716	3,206,048	$—	$9,346	$87	$(210,855)	$(201,422)

Issuance of common stock in public offerings, net of underwriting discounts, commissions and offering expenses of $17,210	—	—	—	—	—	—	—	—	10,062,500	—	153,852	—	—	153,852
Vesting of restricted stock units	—	—	—	—	—	—	—	—	8,352	—	—	—	—	—
Issuance of shares under the employee stock purchase plan	—	—	—	—	—	—	—	—	219,144	—	2,700	—	—	2,700
Exercise of stock options	—	—	—	—	—	—	—	—	331,205	—	2,264	—	—	2,264
Conversion of redeemable convertible preferred stock warrant liability to equity	—	—	—	—	—	—	—	—	—	—	631	—	—	631
Conversion of redeemable convertible preferred stock to common stock	(2,817,723)	(9,141)	(3,315,645)	(25,900)	(2,491,483)	(36,726)	(10,326,454)	(218,716)	18,951,305	—	290,462	—	—	290,462
Repurchase of early exercised stock options	—	—	—	—	—	—	—	—	(442)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	11,170	—	—	11,170
Net exercise of stock warrants	—	—	—	—	—	—	—	—	94,563	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	94	—	94
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(107,669)	(107,669)

Balances as of September 30, 2019	—	$—	—	$—	—	$—	—	$—	32,872,675	$—	$470,425	$181	$(318,524)	$152,082

The accompanying notes are an integral part of these consolidated financial statements.

Twist Bioscience Corporation

Consolidated Statements of Cash Flows

	Year ended September 30,
(in thousands)	2019	2018(1)	2017(1)
Cash flows from operating activities
Net loss	$(107,669)	$(71,236)	$(59,310)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	6,111	5,727	5,021
Loss on disposal of property and equipment	189	55	507
Stock-based compensation	11,170	2,961	1,891
Discount accretion on investment securities	(1,249)	—	—
Non-cash interest expense	233	254	363
Change in fair value of redeemable convertible preferred stock warrant liability	—	(13)	261
Amortization of debt discount	282	308	95
Changes in assets and liabilities:
Accounts receivable, net	(6,685)	(3,073)	(1,623)
Inventories	(1,302)	(4,202)	(599)
Prepaid expenses and other current assets	746	(1,760)	(324)
Other non-current assets	(2,064)	(812)	(481)
Accounts payable	3,278	3,759	560
Accrued expenses	4,210	(114)	621
Accrued compensation	5,060	1,932	1,067
Other liabilities	(247)	50	650

Net cash used in operating activities	(87,937)	(66,164)	(51,301)

Cash flows from investing activities
Purchases of property and equipment	(14,757)	(3,688)	(6,594)
Proceeds from sale of property and equipment	21	17	266
Purchases of investments	(177,574)	(3,523)	(40,587)
Maturity of investments	87,500	34,500	36,925

Net cash provided by (used in) investing activities	(104,810)	27,306	(9,990)

Cash flows from financing activities
Proceeds from exercise of stock options	2,170	331	205
Proceeds from public offerings, net of underwriting discounts, commissions and offering expenses	156,208	—	—
Proceeds from issuance of Series D redeemable convertible preferred stock, net of issuance costs	—	90,850	65,596
Proceeds from issuance under employee stock purchase plan	2,700	—	—
Payments of deferred offering costs	—	(2,359)	—
Borrowings of long-term debt	—	—	2,174
Repayments of long-term debt	(2,500)	—	(4,173)

Net cash provided by financing activities	158,578	88,822	63,802

Effect of exchange rates on cash, cash equivalents and restricted cash	30	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	(34,139)	49,964	2,511
Cash, cash equivalents, and restricted cash at beginning of year	81,537	31,573	29,062

Cash, cash equivalents, and restricted cash at end of year	$47,398	$81,537	$31,573

Supplemental disclosure of cash flow information
Interest paid	$779	$751	$702
Income taxes paid, net of refunds	291	179	6
Non-cash investing and financing activities
Property and equipment additions included in accrued expenses and accounts payable	$170	$344	$285
Fair value of warrants issued in connection with debt	—	—	486
Deferred offering costs included in accounts payable and accrued expenses	—	1,308	—
Conversion of redeemable convertible preferred stock warrant liability to equity	631	—	—
Conversion of redeemable convertible preferred stock to common stock	290,462	—	—

(1)	Adjusted to reflect the retrospective adoption of Accounting Standards Update (ASU) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.

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

The Company has generated net losses in all periods since inception. As of September 30, 2019, the Company had an accumulated deficit of $318.5 million and has not generated positive cash flows from operations since inception. Losses are expected to continue as the Company continues to invest in product development, manufacturing, and sales and marketing.

The Company has raised multiple rounds of debt and equity financing since its inception. In October 2018, the Company completed an initial public offering (IPO) of its common stock which raised proceeds of $69.6 million, after deducting underwriting discounts, commissions and offering expenses. In May 2019, the Company completed an underwritten public offering of its common stock with proceeds of $84.3 million, after deducting underwriting discounts and commissions and offering expenses. Management believes that these proceeds combined with existing cash balances on hand will be sufficient to fund operations for at least one year from the issuance of these consolidated financial statements. However, the Company may need to obtain additional financing to fund operations beyond this period, and there can be no assurance that the Company will be successful in raising additional financing on terms which are acceptable to the Company.

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

2. Summary of significant accounting policies

Basis of presentation and use of estimates

The presentation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include the valuation of deferred tax assets, stock-based compensation expense, determination of the net realizable value of inventory, and the fair value of the Company’s common stock and redeemable convertible preferred stock warrant liabilities. Actual results could differ from those estimates. The Company’s consolidated financial statements include its wholly-owned subsidiaries. All intercompany balances and accounts are eliminated in consolidation.

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

The Company operates in a dynamic and highly competitive industry and believes that changes in any of the following areas could have a material adverse effect on the Company’s future financial position, results of operations, or cash flows: ability to obtain future financing; advances and trends in new technologies and industry standards; market acceptance of the Company’s products; development of sales channels; certain strategic relationships; litigation or claims against the Company regarding intellectual property, patent, product, regulatory, or other factors; and the ability to attract and retain employees necessary to support its growth. Refer to Note 7 for discussion of our current litigation with Agilent which is set to go to trial in February 2020 and could have a material adverse effect on the Company.

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

The Company’s accounts receivable is derived from customers located principally in the United States and Europe. The Company maintains credit insurance for certain of its customer balances, performs ongoing credit evaluations of its customers, and maintains allowances for potential credit losses on customers’ accounts when deemed necessary. The Company does not typically require collateral from its customers. Credit losses historically have not been material. The Company continuously monitors customer payments and maintains an allowance for doubtful accounts based on its assessment of various factors including historical experience, age of the receivable balances, and other current economic conditions or other factors that may affect customers’ ability to pay.

Customer concentration

One customer accounted for more than 10% of total revenues as follows:

	Year ended September 30,
	2019	2018	2017
Customer A	17%	34%	40%

One customer accounted for greater than 10% of net accounts receivable as follows:

	September 30,
	2019	2018
Customer A	13%	27%

Cash and cash equivalents

Cash equivalents that are readily convertible to cash are stated at cost, which approximates fair value. The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist of investments in money market funds as of September 30, 2019 and 2018.

Short-term investments

The Company invests in various types of securities, including United States government, commercial paper, and corporate debt securities. It classifies its investments as available-for-sale and records them at fair value based upon market prices at period end. Unrealized gains and losses that are deemed temporary in nature are recorded in accumulated other comprehensive income as a separate component of stockholders’ equity (deficit). Dividend and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of investments sold. The Company may sell these securities at any time for use in current operations.

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

The Company has a short order-to-invoice lifecycle, as most products can be manufactured within one month. Upon delivery of the products to the customer, the Company invoices the customer. The typical timing of payment is net 30 days.

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

Inventories

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

Property and equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the remaining lease term of the respective leasehold improvements assets, if any. The Company recorded depreciation and amortization expense of $6.1 million, $5.5 million and $4.8 million for the years September 30, 2019, 2018 and 2017, respectively. Estimated lives of property and equipment are as follows:

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

Capitalized software development costs were $2.3 million and $1.9 million as of September 30, 2019 and 2018, respectively. Capitalized costs are amortized from the project completion date, using the straight-line method over an estimated useful life of the assets, which is three years.

Long-lived assets

The Company reviews property and equipment and intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future undiscounted cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. There have been no such impairments of long-lived assets during the years ended September 30, 2019, 2018 and 2017.

Leases

The Company has entered into lease agreements for its manufacturing, research and development and office facilities. These leases qualify as and are accounted for as operating leases. Rent expense is recognized on a straight-line basis over the term of the lease and, accordingly, the Company records the difference between cash rent payments and the recognition of rent expense as a prepaid rent asset or a deferred rent liability, as appropriate for each lease.

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

Segment information

The Company has one business activity, which is manufacturing of synthetic DNA using its semiconductor-based silicon platform and operates as one reportable and operating segment. The Company’s chief operating decision-maker, its Chief Executive Officer (CEO), reviews the Company’s operating results on an aggregate basis for purposes of allocating resources and evaluating financial performance.

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

For all of the Company’s contracts to date, the customer orders a specified quantity of synthetic DNA; therefore, the delivery of the ordered quantity per the purchase order is accounted for as one performance obligation. Some contracts may contain prospective discounts when certain order quantities are exceeded; however, these future discounts are either not significant, not deemed to be incremental to the pricing offered to other customers, or not enforceable options to acquire additional goods. As a result, these discounts do not constitute a material right and do not meet the definition of a separate performance obligation. The Company does not offer retrospective discounts or rebates.

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

Refer to Note 15 for the disaggregation of revenues by geography, by product and by industry.

The Company does not have any contract assets or contract liabilities as of September 30, 2019 and 2018. For all periods presented, the Company did not recognize revenue from amounts that were included in the contract liability balance at the beginning of each period. In addition, for all periods presented, there was no revenue recognized in a reporting period from performance obligations satisfied in previous periods.

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

Advertising costs

Costs related to advertising and promotions are expensed to sales and marketing as incurred. Advertising and promotion expenses for the years ended September 30, 2019, 2018 and 2017, were $1.3 million, $0.9 million and $0.1 million, respectively.

Government contract payments

The Company recognizes payments received from its funded research and development agreement with the Defense Advanced Research Projects Agency (DARPA), when milestones are achieved and records them as a reduction of research and development expenses. In fiscal 2019 and 2018, the Company received $0.5 million and $0.3 million, respectively, in DARPA payments. There were no DARPA payments received during the year ended September 30, 2017.

Redeemable convertible preferred stock warrant liability

Outstanding warrants that were related to the Company’s redeemable convertible preferred stock are classified as liabilities on the balance sheet. As the warrants to purchase redeemable convertible preferred stock were exercisable into shares of convertible preferred stock, the Company had recognized a liability for the fair value of its warrants on the consolidated balance sheets upon issuance and subsequently remeasured the liability to fair value at the end of each reporting period. In connection with the closing of our IPO, all of the outstanding warrants to purchase redeemable convertible preferred stock automatically converted to warrants to purchase common stock, which qualify for equity classification and no further measurement has been required thereafter.

Common stock warrants

Warrants to purchase the Company’s common stock issued in conjunction with debt are recorded as additional paid-in-capital and classified as equity on the consolidated balance sheets. During the year ended September 30, 2017, the Company recorded $0.5 million in additional paid-in-capital for the fair value of warrants to purchase common stock issued in connection with long-term debt. There were no common stock warrants issued during the years ended September 30, 2018 and 2019.

Stock-based compensation

The Company maintains performance incentive plans under which incentive and nonqualified stock options and restricted stock units are granted primarily to employees and may be granted to members of the board of directors and certain non-employee consultants, and employees may participate in an employee stock purchase plan.

The Company recognizes stock compensation in accordance with ASC 718, Compensation—Stock Compensation. ASC 718 requires the recognition of compensation expense, using a fair value-based method, for costs related to all stock-based payments including stock options, restricted stock units and employee stock purchase plan.

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

Net loss per share attributable to common stockholders

The Company calculates its basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for companies with participating securities. In computing diluted net loss attributable to common stockholders, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities. The Company’s basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. For purposes of the calculation of diluted net loss per share attributable to common stockholders, redeemable convertible preferred stock, unvested shares of common stock issued upon the early exercise of stock options, shares issuable for employee stock purchase plan contributions received, warrants to purchase redeemable convertible preferred stock, warrants to purchase common stock, unvested restricted common stock, unvested restricted stock units and stock options to purchase common stock are considered potentially dilutive securities but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive.

Basic and diluted net loss per share of common stock attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee stock-based awards and warrants. Because the Company has reported a net loss for the years ended September 30, 2019, 2018 and 2017, diluted net loss per common share is the same as the basic net loss per share for those years.

The Company considered all series of its convertible preferred stock to be participating securities as they were entitled to receive noncumulative dividends prior and in preference to any dividends on shares of common stock. Due to the Company’s net losses, there was no impact on the loss per share calculation in applying the two-class method since the participating securities had no legal obligation to share in any losses.

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

Deferred offering costs

Deferred offering costs, which consist of direct incremental legal, consulting, banking and accounting fees relating to the Company’s IPO, were initially capitalized and subsequently offset against proceeds from the IPO within stockholders’ equity. As of September 30, 2019, there were no capitalized deferred offering costs on the consolidated balance sheets. As of September 30, 2018, there was $3.7 million of deferred offering costs within other non-current assets on the consolidated balance sheets.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), which provides accounting guidance for all revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company adopted the new revenue standard, on October 1, 2017, using the full retrospective method.

In February 2016, the FASB issued new lease accounting guidance in ASU 2016-02, Leases. Under the new guidance, lessees will be required to recognize for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. A modified retrospective approach is required, applying the new standard to leases existing as of the date of initial application. An entity may choose to apply the standard as of either its effective date or the beginning of the earliest comparative period presented in the financial statements. The Company will adopt the new standard on October 1, 2019, the first day of fiscal 2020, using the effective date as the date of initial application. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods prior to the first quarter of fiscal 2020. The Company will elect certain practical expedients permitted under the transition guidance within the new standard, which among other things, allow the Company to carry forward its prior conclusions about lease identification and classification.

The Company estimates the key change upon adoption of the standard will result in balance sheet recognition of additional lease assets and lease liabilities as of October 1, 2019, which will be based on the present value of committed lease payments which the Company expects to be consistent with the future minimum lease payments disclosed in Note 7. The Company does not expect the adoption of the new standard to have a material impact on the recognition, measurement or presentation of lease expenses within its consolidated income statements, consolidated statements of comprehensive income or consolidated statements of cash flows.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard requires entities to use the new “expected credit loss” impairment model for most financial assets measured at amortized cost, including trade and other receivables and held-to-maturity debt securities, and modifies the impairment model for available-for-sale debt securities. The standard is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early application is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which was intended to reduce diversity in practice in how certain cash receipts and payments are presented and classified in the statement of cash flows. The standard provides guidance in a number of situations including, among others, settlement of zero-coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and distributions received from equity method investees. The ASU also provides guidance for classifying cash receipts and payments that have aspects of more than one class of cash flows. The Company adopted this standard effective October 1, 2018. The adoption of ASU 2016-15 did not have an impact on the Company’s consolidated financial statements for either period presented.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU applies to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows. The ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Further, a reconciliation between the balance sheet and statement of cash flows is required when the balance sheet includes more than one line item for cash, cash equivalents, and restricted cash. Therefore, transfers between these balances should no longer be presented as a cash flow activity. The Company adopted this standard effective October 1, 2018, utilizing the retrospective transition method to each period presented. The following table provides a reconciliation of the Company’s cash and cash equivalents, current portion of restricted cash and non-current portion of restricted cash reported within the consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash shown in the Company’s consolidated statements of cash flows for the periods presented:

	September 30,
	2019	2018	2017
Cash and cash equivalents	46,735	80,757	31,227
Restricted cash, non-current	579	579	202
Restricted cash, current (within prepaid expenses and other current assets)	84	201	144

Total cash, cash equivalents and restricted cash	47,398	81,537	31,573

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

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a stock-based payment award as a modification. Under ASU 2017-09, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. This standard is effective for all entities for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted this standard effective October 1, 2018. The adoption of ASU 2017-09 did not have an impact on the Company’s consolidated financial statements for either period presented.

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

The following table sets forth the cash and cash equivalents, and short-term investments as of September 30, 2019:

(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$46,735	$—	$—	$46,735
Short-term investments	91,323	49	—	91,372

Total	$138,058	$49	$—	$138,107

The following table sets forth the cash and cash equivalents as of September 30, 2018:

(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$80,757	$—	$—	$80,757

Total	$80,757	$—	$—	$80,757

As of September 30, 2019, financial assets and liabilities measured and recognized at fair value are as follows:

(in thousands)	Level 1	Level 2	Level 3	Fair value
Assets
Cash and cash equivalents	$19,344	$—	$—	$19,344
Money market funds	27,390	—	—	27,390
Corporate bonds	—	8,530	—	8,530
Commercial paper	—	28,361	—	28,361
U.S. government treasury bills	54,482	—	—	54,482

Total	$101,216	$36,891	$—	$138,107

As of September 30, 2018, financial assets and liabilities measured and recognized at fair value are as follows:

(in thousands)	Level 1	Level 2	Level 3	Fair value
Assets
Cash and cash equivalents	$46,823	$—	$—	$46,823
Money market funds	33,934	—	—	33,934

Total	$80,757	$—	$—	$80,757

Liabilities
Redeemable convertible preferred stock warrant liability	$—	$—	$631	$631

The Company did not have short–term investments at September 30, 2018.

Redeemable convertible preferred stock warrants

The following table provides a reconciliation of beginning and ending balances of the Level 3 instruments during the years ended September 30, 2017, 2018 and 2019:

(in thousands)	Series A	Series B	Series C	Series D	Total
Redeemable convertible preferred stock warrant liability:
Fair value as of September 30, 2016	$184	$57	$108	$34	$383
Change in fair value recorded in other income (expense), net	147	53	44	17	261

Fair value as of September 30, 2017	$331	$110	$152	$51	$644
Change in fair value recorded in other income (expense), net	34	(16)	(22)	(9)	(13)

Fair value as of September 30, 2018	$365	$94	$130	$42	$631
Conversion of redeemable convertible preferred stock warrants to common stock warrants	(365)	(94)	(130)	(42)	(631)

Fair value as of September 30, 2019	$—	$—	$—	$—	$—

4. Balance sheet components

The Company’s accounts receivable, net balance consists of the following:

	September 30,
(in thousands)	2019	2018
Trade Receivables	$11,085	$5,439
Other Receivables	1,313	75
Allowance for Doubtful Accounts	(294)	(95)

Accounts Receivable, net	$12,104	$5,419

Inventories consist of the following:

	September 30,
(in thousands)	2019	2018
Raw Materials	$4,900	$2,988
Work-in-process	1,157	2,273
Finished Goods	1,273	767

	$7,330	$6,028

Property and Equipment, net consists of the following:

	September 30,
(in thousands)	2019	2018
Laboratory equipment	$26,021	$18,865
Furniture, fixtures and other equipment	1,760	613
Computer equipment	2,777	2,137
Computer software	3,507	3,094
Leasehold improvements	3,772	3,340
Construction in progress	5,991	1,534

	43,828	29,583
Less: Accumulated depreciation and amortization	(22,993)	(17,252)

	$20,835	$12,331

5. Goodwill and intangible assets

There were no changes to the carrying value of goodwill during the years ended September 30, 2019 and 2018. Total amortization expense related to intangible assets was $0.2 million for the year ended September 30, 2019, $0.2 million for the year ended September 30, 2018 and $0.2 million for the year ended September 30, 2017.

The intangible assets balances are presented below:

	September 30, 2019
(in thousands, except for years)	Useful lives in years	Gross carrying amount	Accumulated amortization	Net book value
Developed Technology	6	$1,220	$(712)	$508
Tradenames & Trademarks	2	20	(20)	—

Total indefinite-lived intangible assets		$1,240	$(732)	$508

	September 30, 2018
(in thousands, except for years)	Useful lives in years	Gross carrying amount	Accumulated amortization	Net book value
Developed Technology	6	$1,220	$(508)	$712
Tradenames & Trademarks	2	20	(20)	—

Total indefinite-lived intangible assets		$1,240	$(528)	$712

Future annual amortization expense is as follows (in thousands):

Years ending September 30,
2020	203
2021	203
2022	102

$508

6. Long-term debt

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

The first advance, totaling $10.0 million, was drawn in September 2017 and comprised $7.8 million to refinance a prior loan and a new advance of $2.2 million. The debt provides for interest only payments through December 31, 2018 at which time monthly principal payments become due.

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

The Company’s credit facilities contain customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on changes in business, management, ownership or business locations, indebtedness, encumbrances, investments, mergers or acquisitions, dispositions, maintenance of collateral accounts, prepayment of other indebtedness, distributions and transactions with affiliates. The credit facilities contain customary events of default subject in certain cases to grace periods and notice requirements, including (a) failure to pay principal, interest and other obligations when due, (b) material misrepresentations, (c) breach of covenants, conditions or agreements in the credit facilities, (d) default under material indebtedness, (e) certain bankruptcy events, (f) a material adverse change; (g) attachment, levy or restraint on business, (h) default with respect to subordinated debt, (i) cross default under the Company’s credit facilities, and (j) government approvals being revoked. As of September 30, 2017, all rights, title and interest to the Company’s personal property with the exception of the Company’s intellectual property, have been pledged as collateral, including cash and cash equivalents, short-term investments, accounts receivable, contractual rights to payment, license agreements, general intangibles, inventory and equipment. The Company was in compliance with all covenants under the loan and security agreement with SVB as of September 30, 2019 and 2018.

Future maturities of the Fourth Loan as of September 30, 2019 are as follows:

(in thousands)	Principal	Interest	Total
Years ending September 30,
2020	$3,333	486	$3,819
2021	3,333	214	3,547
2022	834	11	845

	7,500	711	8,211
Less: Interest			(711)

Total amount of loan principal			7,500
Less unamortized debt discount			(269)
Add: accretion of final payment fee			502

			$7,733

7. Commitments and contingencies

Litigation

In February 2016, a complaint was filed in the Superior Court of the State of California (County of Santa Clara), dated February 3, 2016 on behalf of Agilent Technologies, Inc. (Agilent), against the Company and its CEO, Dr. Emily Leproust (the Complaint) alleging (i) breach of contract against the CEO, and two current or former employees (ii) breach of duty of loyalty against the CEO, and (iii) misappropriation of trade secrets by the Company, the CEO, and two current or former employees. On December 7, 2018, the Court granted Agilent’s motion to amend its complaint, permitting Agilent to file its Second Amended Complaint. This new complaint adds amended allegations against the Company and the CEO, and also new claims for breach of contract and trade secret misappropriation against two individuals: a current Company employee and a former Company employee. The Court also set trial to begin on February 24, 2020.

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

Leases

The Company leases certain of its facilities under non-cancellable operating leases expiring at various dates through 2026. The Company is also responsible for utilities, maintenance, insurance, and property taxes under these leases.

Future minimum lease payments under all non-cancelable operating leases as of September 30, 2019 are as follows:

(in thousands)	Operating leases
Years ending September 30:
2020	$6,671
2021	5,909
2022	5,979
2023	6,064
2024	6,029
Thereafter	10,067

Total minimum lease payments	$40,719

Rent expense was $4.9 million, $2.5 million and $2.2 million for the years ended September 30, 2019, 2018 and 2017, respectively. Rent expense is measured based upon amortizing minimum lease payments, including rent escalations under the lease term, using the straight-line method over the term of the lease.

Prepaid rent was $1.6 million as of September 30, 2019. There was no prepaid rent as of September 30, 2018. There was no deferred rent liability as of September 30, 2019. The deferred rent liability was $0.1 million as of September 30 2018.

8. Related party transactions

During the year ended September 30, 2019, the Company purchased raw materials from a related party investor in the amount of $3.2 million. Payable balances and cash receipts and receivable balances with the related party were immaterial as of September 30, 2019.

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

9. Income taxes

The Company recorded provision for income taxes of $0.3 million for the year ended September 30, 2019, $0.2 million for the year ended September 30, 2018 and $0.3 million for the year ended September 30, 2017.

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	September 30,
(in thousands)	2019	2018
Net operating loss carryforwards	$73,341	$49,801
Research and development credit carryforwards	6,831	4,621
Other	4,553	1,919

Gross deferred tax assets	84,725	56,341
Less: Valuation allowance	(84,598)	(56,158)

Net deferred tax assets	127	183

Fixed assets	(1)	(1)
Intangible assets	(126)	(182)

Gross deferred tax liabilities	(127)	(183)

Total net deferred tax asset	$—	$—

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	Year ended September 30,
	2019	2018	2017
Tax expense computed at the federal statutory rate	21%	24%	35%
Change in valuation allowance	(22)%	4%	(35)%
Research and development credit benefit	1%	1%	1%
Change in federal tax rate	—	(28)%	—
Other expenses	—	(1)%	(1)%

Total income tax expense	—%	—%	—%

Based on the available objective evidence, management believes it is more likely than not that the deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its deferred tax assets at September 30, 2019 and 2018.

As of September 30, 2019, the Company had net operating loss carryforwards of approximately $293.6 million and $183.4 million available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. The net operating losses will begin to expire in fiscal 2032.

The Company also had federal and state research and development credit carryforwards of approximately $5.7 million and $5.1 million, respectively, at September 30, 2019. The federal credits will expire starting in 2033 if not utilized. The California research and development credits have no expiration date. Utilization of the net operating losses and tax credits is subject to annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitations may result in the expiration of the net operating losses and tax credits before utilization.

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

The aggregate changes in the balance of gross unrecognized tax benefits are as follows:

(in thousands)	Federal and state
Balance as of September 30, 2016	822
Increases related to tax positions taken during 2017	562
Increases related to tax positions in prior years	241

Balance as of September 30, 2017	1,625
Increases related to tax positions taken during 2018	624

Balance as of September 30, 2018	$2,249
Increases related to tax positions taken during 2019	1,042

Balance as of September 30, 2019	$3,291

The Company does not expect a material change in unrecognized tax benefits in the next twelve months. As of September 30, 2019, no unrecognized tax benefit would, if recognized, impact the Company’s effective income tax rate.

It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. The Company’s management determined that no accrual for interest and penalties was required as of September 30, 2019 and 2018.

The Company’s tax years from 2014 through 2018 will remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss or tax credits. The Company currently has no federal or state tax examinations in progress.

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

10. Warrants

In connection with its long-term debt agreements, the Company issued warrants for its redeemable convertible preferred stock and common stock as follows:

(in thousands, except share and per share data)	Number of shares underlying warrants
	September 30, 2019	Issuance date	Expiration date	Exercise price per share
Warrant class/series:
Common stock warrants	18,854	December 22, 2015	December 22, 2025	$14.85
Common stock warrants	7,531	March 28, 2016	March 28, 2026	$21.24

Total common stock warrants	26,385

(in thousands, except share and per share data)	Number of shares underlying warrants	Fair value
	September 30, 2018		Issuance date	Expiration date	Exercise price per share
Warrant class/series:
Series A	36,838	$365	October 8, 2013	October 8, 2023	$3.26
Series B	16,221	94	September 2, 2014	September 2, 2024	$7.84
Series C	18,854	130	December 22, 2015	December 22, 2025	$14.85
Series D	7,531	42	March 28, 2016	March 28, 2026	$21.24

Total preferred stock warrants	79,444	$631

Common stock warrants	64,127	$486	September 6, 2017	September 6, 2027	$6.24

In October 2018, each warrant to purchase redeemable convertible preferred stock was converted to a warrant to purchase common stock immediately prior to the completion of the IPO. In November 2018, a total of 68,901 warrants were net exercised; 36,838 warrants with an exercise price of $3.26 per common share and 32,063 warrants with an exercise price of $6.24 per common share. The transactions were a cashless exercise for a net 57,122 common shares issued by the Company. In July 2019, a total of 32,064 warrants with an exercise price of $6.24 per common share were net exercised for a net 25,422 common shares issued by the Company. In September 2019, a total of 16,221 warrants with an exercise price of $7.84 per common share were net exercised for a net 12,019 common shares issued by the Company.

11. Redeemable convertible preferred stock

In October 2018, each share of Series A, Series B, Series C, and Series D redeemable convertible preferred stock was converted into common stock immediately prior to the completion of the IPO.

12. Common stock

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

As of September 30, 2019, the Company reserved sufficient shares of common stock for issuance upon conversion of preferred stock and exercise of stock options and warrants. Each share of common stock is entitled to one vote. The holders of shares of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to prior rights of the holders of preferred stock.

13. Stock option plan

2018 Equity Incentive Plan

On September 26, 2018, the board of directors adopted the 2018 Equity Incentive Plan (the 2018 Plan) as a successor to the 2013 Stock Plan. The maximum aggregate number of shares that may be issued under the 2018 Plan is 5,856,505 shares of the Company’s common stock. The number of shares reserved for issuance under the 2018 Plan will be increased automatically on the first day of each fiscal year, following the fiscal year in which the 2018 Plan became effective, by a number equal to the least of 999,900 shares, 4% of the shares of common stock outstanding at that time, or such number of shares determined by the Company’s board of directors. The common shares issuable under the 2018 Plan were registered pursuant to a registration statement on Form S-8 on November 1, 2018.

Any shares subject to outstanding awards under the 2013 Stock Plan that are canceled or repurchased subsequent to the 2018 Plan’s effective date are returned to the pool of shares reserved for issuance under the 2018 Plan. Awards granted under the 2018 Plan may be nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and performance units.

2018 Employee Stock Purchase Plan

On September 26, 2018, the board of directors adopted the 2018 Employee Stock Purchase Plan (the 2018 ESPP). A total of 275,225 shares of the Company’s common stock have been reserved for issuance under the 2018 ESPP. The number of shares reserved for issuance under the 2018 ESPP will be increased automatically on the first day of each fiscal year, following the fiscal year in which the 2018 ESPP becomes effective, by a number equal to the least of 249,470 shares, 1% of the shares of common stock outstanding at that time, or such number of shares determined by the Company’s board of directors. Subject to any plan limitations, the 2018 ESPP allows eligible service providers (through qualified and non-qualified offerings) to contribute, normally through payroll deductions, up to 15% of their earnings for the purchase of the Company’s common stock at a discounted price per share. The offering periods are beginning in February and August of each year, except the initial offering period which commenced with the initial public offering in October 2018 and ended on August 20, 2019. The common shares issuable under the 2018 ESPP were registered pursuant to a registration statement on Form S-8 on November 26, 2018.

Unless otherwise determined by the board of directors, the Company’s common stock will be purchased for the accounts of employees participating in the 2018 ESPP at a price per share that is the lesser of 85% of the fair market value of the Company’s common stock on the first trading day of the offering period, which for the initial offering period is the price at which shares of the Company’s common stock were first sold to the public, or 85% of the fair market value of the Company’s common stock on the last trading day of the offering period. During the year ended September 30, 2019, activity under the 2018 ESPP was immaterial.

Activity under the equity incentive plans during the years ended September 30, 2019, 2018 and 2017 is summarized below:

	Shares available	Options outstanding	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at September 30, 2016	470,623	1,033,612	$4.93	8.81	$1,343,301
Additional shares authorized	1,035,414	—	—
Stock options granted	(857,082)	857,082	8.61
Stock options exercised	—	(32,586)	5.54
Stock options forfeited	38,384	(38,384)	5.54

Outstanding at September 30, 2017	687,339	1,819,724	$6.63	9.14	$7,147,115
Additional shares authorized	905,786	—	—
Stock options granted	(951,310)	951,310	10.96
Stock options exercised	—	(62,862)	5.37
Stock options forfeited	187,687	(187,687)	7.73
Early exercised options repurchased	9,639	—
Forfeiture of restricted common stock	21,146	—	—

Outstanding at September 30, 2018	860,287	2,520,485	$8.22	8.38	$11,482,909
Additional shares authorized	2,494,700	—	—
Stock options granted	(1,685,625)	1,685,625	25.53
Stock options exercised	—	(331,205)	6.67
Stock options forfeited	324,460	(324,460)	14.75
Restricted stock units granted	(500,132)	—	—
Early exercised options repurchased	442	—	—
Forfeiture of restricted stock units	26,743	—	—

Outstanding at September 30, 2019	1,520,875	3,550,445	$15.99	8.25	$31,997,934

Vested or expected to vest at September 30, 2019		3,550,445	$15.99	8.25	$31,997,934
Vested and exercisable at September 30, 2019		1,243,634	$7.77	7.01	$20,125,913

As of September 30, 2019, there was $24.8 million of total unrecognized compensation cost related to non-vested stock options under the equity incentive plans that are expected to be recognized over a weighted average period of 3.4 years.

Restricted Stock Units

Restricted stock primarily consists of restricted stock unit awards (RSUs) which have been granted to employees. The value of an RSU award is based on the Company’s stock price on the date of grant. The shares underlying the RSU awards are not issued until the RSUs vest. Upon vesting, each RSU converts into one share of the Company’s common stock.

Activity with respect to the Company’s restricted stock units during the year ended September 30, 2019 was as follows:

(in thousands, except share and per share data)	Number of Shares	Weighted average grant date fair value per share	Weighted average remaining contractual term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2018	—	$—	—	$—
Restricted stock units granted	500,132	26.12	3.87	13,059,488
Restricted stock units vested	(11,019)	24.69	—	—
Restricted stock units forfeited	(26,743)	25.92	—	—
Outstanding at September 30, 2019	462,370	26.16	3.91	8,959,223

Expected to vest at September 30, 2019	462,370	$26.16	3.91	$8,959,223

As of September 30, 2019, there was $10.2 million of total unrecognized compensation cost related to these issuances that is expected to be recognized over a weighted average period of 3.99 years.

Stock-based compensation

Total stock-based compensation expense recognized was as follows:

	Year ended September 30,
(in thousands)	2019	2018	2017
Cost of revenues	$1,345	$376	$202
Research and development	2,378	705	575
Selling, general and administrative	7,447	1,880	1,114

Total stock-based compensation	$11,170	$2,961	$1,891

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

The fair value of options granted during the years ended September 30, 2019, 2018 and 2017, respectively, were calculated using the weighted average assumptions set forth below:

	Year ended September 30,
	2019	2018	2017
Expected term (years)	6.41	6.25	6.25
Expected volatility	60.2%	66.3%	65.5%
Risk-free interest rate	2.72%	2.65%	2.02%
Dividend yield	0%	0%	0%

Weighted average grant date fair value of options granted during the years ended September 30, 2019, 2018 and 2017 was $15.06, $7.08 and $6.63, respectively.

Shares subject to repurchase

The Company has a right of repurchase with respect to unvested shares issued upon early exercise of options at an amount equal to the original exercise price of each unvested share being repurchased. The Company’s right to repurchase these shares lapses pursuant to the vesting schedule of the original grant, which is generally 25% on the first anniversary of the original grant and ratably on a monthly basis over the remaining 36 months. As of September 30, 2019, 38,157 shares remain subject to the Company’s right of repurchase.

14. Net loss per share attributable to common stockholders

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders:

	Year ended September 30,
(in thousands, except share and per share data)	2019	2018	2017
Numerator:
Net loss attributable to common stockholders	$(107,669)	$(71,236)	$(59,310)

Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	27,461,844	2,792,743	2,422,243

Net loss per share attributable to common stockholders, basic and diluted	$(3.92)	$(25.51)	$(24.49)

The potentially dilutive common shares that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive for the periods presented are as follows:

	Year ended September 30,
	2019	2018	2017
Shares subject to options to purchase common stock	3,550,445	2,520,485	1,819,724
Unvested restricted shares of common stock	23,861	96,750	513,766
Unvested restricted stock units	462,370	—	—
Unvested shares of common stock issued upon early exercise of stock options	38,157	74,142	44,698
Shares subject to employee stock purchase plan	76,335	—	—
Shares subject to warrants to purchase common stock	26,385	64,127	64,127
Shares subject to warrants to purchase redeemable convertible preferred stock	—	79,444	79,444
Shares of redeemable convertible preferred stock	—	18,951,305	14,658,940

Total	4,177,553	21,786,253	17,180,699

15. Geographic, product and industry information

The table below sets forth revenues by geographic region, based on ship-to destinations. North America consists of Canada and Mexico; EMEA consists of Europe, Middle East, and Africa; and APAC consists of Japan, China, South Korea, Singapore, Malaysia and Australia.

	Year ended September 30,
(in thousands)	2019	2018	2017
United States	$35,936	$17,662	$8,243
EMEA	14,692	6,557	2,023
APAC	2,761	1,001	274
North America	996	207	227

Total	$54,385	$25,427	$10,767

The table below sets forth revenues by products.

	Year ended September 30,
(in thousands)	2019	2018	2017
Synthetic genes	$26,712	$17,986	$8,122
Oligo pools	4,594	3,002	2,056
DNA libraries	2,036	1,771	517
NGS tools	21,043	2,668	72

Total	$54,385	$25,427	$10,767

Revenues by industry were as follows:

	Year ended September 30,
(in thousands)	2019	2018	2017
Industrial chemicals	$21,927	$14,912	$6,702
Academic research	13,835	5,813	2,709
Healthcare	17,424	4,212	1,226
Agricultural	1,199	490	130

Total revenues	$54,385	$25,427	$10,767

Long-lived assets located in the United States are $19.8 million and $11.9 million as of September 30, 2019 and 2018. Long-lived assets located outside of the United States were $1.0 million and $0.4 million as of September 30, 2019 and 2018.

*                *                  *                *                *

Item 9.	Changes in and disagreements with accountants on accounting and financial disclosure

None.

Item 9A.	Controls and procedures

(a)	Evaluation of disclosure controls and procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2019.

(c)	Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other information

None.

PART III

Item 10.	Directors, executive officers and corporate governance

The following is biographical information, as of December 12, 2019, of the ten (10) members of our board of directors:

William Banyai, Ph.D., age 65, has served as our Chief Operating Officer and as a member of our board of directors since April 2013. Prior to co-founding Twist Bioscience, from April 2006 to March 2013, Dr. Banyai was the Vice President of Hardware Engineering at Complete Genomics Inc., a life sciences company that developed and commercialized a platform for sequencing and analyzing human genomes. Dr. Banyai was also previously a director at Glimmerglass Networks, a supplier of SDN enabled Intelligent Optical Switching and Optical Network Management solutions. Dr. Banyai holds a B.S. in Physics and an M.S. in Electrical Science from the University of Michigan, an Engineer of Electrical Engineering degree from the University of Southern California and a Ph.D. in Optical Science from the University of Arizona. Our board of directors believes that Dr. Banyai’s experience as our Chief Operating Officer and extensive executive and professional experience in the biotechnology industry, as well as his previous director experience and expertise in corporate governance, qualify him to serve as a director.

Nicolas M. Barthelemy, age 54, has served as a member of our board of directors since October 2019. Mr. Barthelemy brings over 25 years of industry experience to Twist. From September 2014 to February 2017, Mr. Barthelemy served as the President and Chief Executive Officer of Biotheranostics, Inc., a molecular diagnostics company. Previously, he served as President, Global Commercial Operations at Life Technologies Corporation, a global life sciences company, which was acquired by Thermo Fisher Scientific Inc. in February 2014. Before Life Technologies, Mr. Barthelemy was with Biogen Inc., a biotechnology company, most recently as Vice President, Manufacturing and General Manager. He began his career with Merck & Co., Inc., a pharmaceutical company, as Project Engineer, Vaccine Technology. Mr. Barthelemy currently serves as a member of the boards of directors of Fluidigm Corporation, Repligen Corporation, 908 Devices Inc. and of Biocare Medical, LLC. Mr. Barthelemy received an M.S. in chemical engineering from the University of California, Berkeley, and an engineering degree from the Ecole Superieure de Physique et Chimie Industrielles, Paris. Our board of directors believes that Mr. Barthelemy’s extensive experience in manufacturing, distributing and commercializing life science instruments, reagents and services, his knowledge of the research and clinical markets as well as his relevant director experience qualify him to serve as one of our directors.

Nelson C. Chan, age 58, has served on our board of directors since May 2019. From 2006 until 2008, Mr. Chan served as Chief Executive Officer of Magellan Navigation, Inc., a leader in the consumer, survey, GIS and OEM GPS navigation and positioning markets. From 1992 through 2006, Mr. Chan held various senior management positions at SanDisk Corporation, a leader in flash memory cards, including most recently as Executive Vice President and General Manager, Consumer Business. From 1983 to 1992, Mr. Chan held marketing and engineering positions at Chip and Technologies, Signetics, and Delco Electronics. Mr. Chan is Chairman of the board of Synaptics Incorporated, a developer of custom-designed human interface solutions, and is Chairman of the Board of Directors of Adesto Technologies Corporation, a leading provider of innovative application-specific semiconductors and embedded systems for the IoT. Mr. Chan is also a director and a member of the Audit Committee of Deckers Outdoor Corporation. Mr. Chan previously served as a director of Affymetrix, a genetic analysis company from 2010 until it was acquired in 2016 by Thermo Fisher. He also served as a director of Outerwall from 2011 (and serving as Chairman of the board from 2013) until it was acquired in September 2016 by Apollo Global Management, a private equity firm. He also served as a director of Socket Mobile from 2016 until 2019, and as a director of Silicon Laboratories, Inc. from 2007 until 2010. Mr. Chan also currently serves as a member of the board of several privately-held companies. Mr. Chan holds a B.S. degree in electrical and computer engineering from the University of California at Santa Barbara and a M.B.A. from Santa Clara University. Our board believes that Mr. Chan’s experience as the Chief Executive Officer of Magellan, his senior management positions with other leading companies, and his service as a director of multiple public and private companies provide the requisite qualifications, skills, perspectives, and experiences that qualify him to serve on our board.

Robert Chess, age 62, has served on our board of directors since July 2014, and he was appointed as lead independent director effective as of October 30, 2018. Mr. Chess is Chairman of the board of directors of Nektar Therapeutics, a publicly traded therapeutics company. He has served on the board of Nektar Therapeutics as either CEO and/or Chairman since 1992 and has held the Chairman position since 1999. Mr. Chess has also served on the board of directors of Pharsight Corp., a publicly traded company that provides software and scientific consulting services to pharmaceutical and biotechnology companies, and CoTherix, Inc., a publicly traded biopharmaceutical company. Mr. Chess currently serves as a lecturer at the Stanford Graduate School of Business, a position he has held since 2004. Mr. Chess holds a B.S. in Engineering with Honors from the California Institute of Technology and an M.B.A. from Harvard University. Our board of directors believes that Mr. Chess brings extensive board and executive experience managing the operations of biotechnology companies, and his service on a number of public company boards provides important industry and corporate governance experience, which qualifies him to serve as one of our directors.

Keith Crandell, age 59, has served on our board of directors since October 2013. Mr. Crandell is the Managing Director of Arch Venture Corporation, a venture capital firm focused on early-stage technology companies, since 1987. Mr. Crandell is a director of several private companies and he also serves on the board of directors of Adesto Technologies Corp., a provider of low power, smart non-volatile memory products which is a publicly traded company and Quanterix, a publicly traded life science instrument company. Mr. Crandell holds a B.S. in Chemistry and Mathematics from St. Lawrence University, an M.S. in Chemistry from the University of Texas, Arlington, and an M.B.A. from the University of Chicago. Our board of directors believes that Mr. Crandell brings extensive experience in the technology industry and that his service on a number of boards provides an important perspective on operations, finance and corporate governance matters, which qualifies him to serve as one of our directors.

Frederick Craves, Ph.D., age 74, has served on our board of directors since May 2014. Dr. Craves is the Founder of Bay City Capital, one of the world’s premier life science investment firms, and has been Managing Director since its founding in September 1996. Over the course of his career, Dr. Craves has worked in executive management of a multinational pharmaceutical company and founded and managed several biotech companies. He previously served on the boards of several private and public companies, including Reliant Pharmaceuticals, Medarex Pharmaceuticals and Incyte Pharmaceuticals. His current board memberships include a lead director position on two publicly traded companies, Madrigal Pharmaceuticals, Inc., a clinical stage biopharmaceutical company, and Dermira, Inc. a dermatological biotechnology company. Dr. Craves holds a B.S. in Biology from Georgetown University, an M.S. in Biochemical Pharmacology from Wayne State University, and a Ph.D. in Pharmacology and Toxicology from the University of California, San Francisco. Our board of directors believes that in addition to his educational background, Dr. Craves brings extensive experience in the biotechnology industry and his service on a number of boards of public and private companies provides an important perspective on operations and corporate governance matters, which qualifies him to serve as one of our directors.

Jan Johannessen, age 63, has served on our board of directors since October 2018. Mr. Johannessen currently serves as an advisor to iGlobe Partners, a venture capital company. Mr. Johannessen served as Chief Operating Officer and Secretary at Conexant Systems, LLC, a semiconductor company, from May 2013 to August 2017 and also served as its Chief Financial Officer from May 2013 to May 2016 and as its Chief Executive Officer from May 2016 to August 2017. Mr. Johannessen served as Chief Financial Officer and Secretary at REC Silicon ASA, a company listed on the Oslo stock exchange from August 2008 to May 2013. He served as Interim Chief Executive Officer and President at Lattice Semiconductor Corporation, a publicly traded company, from May 2008 to August 2008 and as Chief Financial Officer and Secretary at Lattice Semiconductor Corporation from December 2003 to May 2008. Mr. Johannessen holds a B.S. in Business from the University of Houston, and a MBA in International Business from Arizona State University. Our board of directors believes that Mr. Johannessen brings extensive executive experience in the technology industry and financial and accounting expertise, which qualifies him to serve as one of our directors.

Emily M. Leproust, Ph.D., age 46, has served as our President and Chief Executive Officer and as a member of our board of directors since April 2013. She was also appointed as Chair of our board of directors effective as of October 2018. Prior to co-founding Twist, Dr. Leproust served in various positions at Agilent most recently as its Director, Applications and Chemistry R&D from February 2009 to April 2013. Dr. Leproust holds a M.Sc. in Industrial Chemistry from the Lyon School of Industrial Chemistry and a Ph.D. in Organic Chemistry from the University of Houston. Our board of directors believes that Dr. Leproust is qualified to serve as a director because of her operational and historical expertise gained from serving as our President and Chief Executive Officer, and her extensive professional and educational experience in the biotechnology industry.

Xiaoying Mai, age 32, has served on our board of directors since July 2018. Ms. Mai is an Investment Director of GF Xinde Investment Management Co. Ltd, a venture capital investment firm based in China that specializes in investing in biotechnology companies, a position she has held since June 2015. Ms. Mai previously served as a financial manager for Guangfa Securities Co., Ltd, a publicly listed company in Hong Kong from December 2012 to June 2015, where she specialized in preparing financial information for public disclosure and tax management. Ms. Mai has also served as a member of the IPSAS program-international public sector accounting standard and worked with the United Nations in 2011. Ms. Mai holds a B.A. in Business Management from the Guangdong University of Foreign Studies and a M.A. in accountancy from George Washington University. Our board of directors believes that Ms. Mai brings extensive experience in the biotechnology industry and her experience with the Asian markets will help us to expand into such markets, which qualifies her to serve as one of our directors.

Robert Ragusa, age 60, has served on our board of directors since November 2016. Mr. Ragusa is currently the Senior Vice President, Global Quality and Operations, at Illumina, Inc., a strategic commercial partner of Twist and a publicly traded corporation, where he has worked since December 2013. Prior to joining Illumina, Inc., from April 2010 to November 2013, Mr. Ragusa was Executive Vice President, Global Operations and Service at Accuray Incorporated, a radiation oncology company that develops, manufactures, sells and supports cancer treatment solutions. Mr. Ragusa holds a B.S. in Biomedical and Electrical Engineering and an M.B.A. from the University of Connecticut, and an M.S. in Biomedical and Electrical Engineering from Carnegie-Mellon University. Our board of directors believes that Mr. Ragusa brings extensive experience in important ecosystem partners and managing operations of large public companies, and this, in addition to his education in biotechnology, finance and management, qualifies him to serve as one of our directors.

Executive Officers

Our executive officers, as of December 12, 2019, their positions and their respective ages are as set forth below:

Name	Age	Position
Emily M. Leproust, Ph.D.	46	President, Chief Executive Officer and Director
William Banyai, Ph.D.	65	Chief Operating Officer and Director
James M. Thorburn	64	Chief Financial Officer
Mark Daniels	57	Senior Vice President, Chief Legal Officer, Chief Ethics and Compliance Officer and Secretary
Paula Green	52	Vice President of Human Resources
Patrick Finn, Ph.D.	48	Senior Vice President of Commercial Operations
Bill Peck, Ph.D.	59	Chief Technology Officer
Martin Kunz	49	Senior Vice President of Operations

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

Patrick Finn, Ph.D. has served as our Vice President of Sales and Marketing since February 2015 and as our Senior Vice President of Commercial Operations since December 2018. Prior to joining us, Dr. Finn was Vice President of Sales at Enzymatics Inc., a developer, manufacturer, and marketer of enzymes for molecular biology applications, sold predominantly to manufacturers in research and diagnostic markets from January 2012 to March 2015. Dr. Finn holds a B.Sc. in Chemistry from Heriot-Watt University and a Ph.D. in Chemistry from the University of Southampton.

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

Martin Kunz has served as our Senior Vice President of Operations since February 2019. Previously, he served as President of Eurofins Genomics US from June 2010 to January 2019. Prior to serving as President, he served as Chief Technology Officer from September 2008 to June 2010 where his focus was building IT off-shore capacity and designing a new IT systems landscape for genomics services. Preceding his time at Eurofins, he served as Chief Information Officer of Operon Biotechnologies, Inc. from September 2005 to September 2008 where he built a global information technology team and developed and deployed a CRM, an e-commerce and a business intelligence system. Prior to joining the biotech industry, he held a variety of positions at various companies throughout Switzerland, including sales, QA and business analyst. Mr. Kunz received his B.S. in Engineering from the H.F. Technology and Management School (TGZ) in Zurich, Switzerland.

Bill Peck, Ph.D. has been our Chief Technology Officer since February 2013. Prior to co-founding Twist Bioscience, Dr. Peck was the Director of Fluidic Systems at Complete Genomics Inc. from April 2008 to February 2013. Dr. Peck holds a B.Sc., M.Sc., and Ph.D. in Mechanical Engineering from the University of Alberta.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than 10 percent of our common stock to file with the SEC reports of ownership regarding the common stock and other Twist equity securities. These persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms furnished to us and written representations from the directors and executive officers, we believe that all Section 16(a) filing requirements were timely met in fiscal year 2019, other than one Form 4 covering three transactions and one Form 4 covering one transaction, both filed late for Nelson Chan, and Forms 4 filed for Robert Chess, Jan Johannessen, Keith Crandell, Frederick Craves Ph.D., and Robert Ragusa, all related to yearly option grants pursuant to our director compensation policy, which were filed late.

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

Board Composition

Our board of directors is currently comprised of ten members. Our amended and restated bylaws permit our board of directors to establish by resolution the authorized number of directors, and ten directors are currently authorized, eight of whom qualify as “independent” under the listing standards of the Nasdaq Stock Market. Our board of directors has designated Dr. Leproust to serve as Chair of our board of directors and Mr. Chess to serve as our lead independent director.

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

Our directors are divided among the three classes as follows:

•	the Class II directors are Messrs. Barthelemy, Crandell and Johannessen and Dr. Craves, and their terms will expire at the annual meeting of stockholders to be held in 2020;

•	the Class III directors are Drs. Leproust and Banyai and Mr. Chess, and their terms will expire at the annual meeting of stockholders to be held in 2021; and

•	the Class I directors are Messrs. Chan and Ragusa and Ms. Mai, and their terms will expire at the annual meeting of stockholders to be held in 2022.

Board and Committee Meetings

Our board held eight (8) meetings during the fiscal year ended September 30, 2019. All directors except Mr. Crandell attended at least 75% of the meetings of the board and the committees on which he or she served.

Committees of the Board

Our board has an audit committee, a compensation committee and a nominating and corporate governance committee, each of which has the composition and responsibilities described below.

Audit Committee

Our audit committee is comprised of Messrs. Barthelemy, Ragusa and Johannessen, Dr. Craves and Ms. Mai, each of whom is a non-employee member of our board of directors, with Mr. Johannessen serving as audit committee chairperson. Our board of directors has determined that each of the members of our audit committee satisfies the requirements for independence and financial literacy under the current listing standards of the Nasdaq Stock Market and SEC rules and regulations, including Rule 10A-3. Our board of directors has also determined that Mr. Johannessen is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K of the Securities Act. This designation is a disclosure requirement of the SEC and does not impose upon Mr. Johannessen any duties, obligations, or liabilities greater than that which would otherwise be imposed by virtue of his membership on the board or the audit committee. In addition, this designation does not affect the duties, obligations, or liabilities of any other director or audit committee member.

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

Our audit committee operates under a written charter, which satisfies the applicable rules of the SEC and the listing standards of the Nasdaq Stock Market, and which is available on the investor relations section of our website at www.twistbioscience.com. All audit services to be provided to us and all permissible non-audit services, other than de minimis non-audit services, to be provided to us by our independent registered public accounting firm will be approved in advance by our audit committee. Our audit committee held four (4) meetings in the fiscal year ended September 30, 2019.

Compensation Committee

Our compensation committee is comprised of Messrs. Barthelemy, Chess, Crandell and Ragusa and Dr. Craves, each of whom is a non-employee member of our board of directors, with Mr. Crandell serving as compensation committee chairperson. Our board of directors has determined that each member of the compensation committee is a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act, and each member meets the requirements for independence under the listing standards of the Nasdaq Stock Market and SEC rules and regulations. Our compensation committee is responsible for, among other things:

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

Our compensation committee operates under a written charter, which satisfies the applicable rules of the SEC and the listing standards of the Nasdaq Stock Market, and which is available on the investor relations section of our website at www.twistbioscience.com. Our compensation committee held six (6) meetings in the fiscal year ended September 30, 2019.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Messrs. Chan, Chess, Crandell and Johannessen, each of whom is a non-employee member of our board of directors, with Mr. Chess serving as the nominating and corporate governance committee chairperson. Our board of directors has determined that each member of our nominating and corporate governance committee meets the requirements for independence under the listing standards of the Nasdaq Stock Market and SEC rules and regulations.

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

Our nominating and corporate governance committee operates under a written charter, which satisfies the applicable listing requirements and rules of the Nasdaq Stock Market, and which is available on the investor relations section of our website at www.twistbioscience.com. Our nominating and corporate governance committee held four (4) meetings in the fiscal year ended September 30, 2019.

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

Our named executive officers for fiscal 2019, which consist of our principal executive officer and the next two most highly compensated executive officers, are:

•	Emily M. Leproust, our President and Chief Executive Officer;

•	James M. Thorburn, our Chief Financial Officer; and

•	Patrick Finn, Senior Vice President of Commercial Operations.

Processes and Procedures for Compensation Decisions

Our compensation committee is responsible for the executive compensation programs for our executive officers and reports to the board of directors on its discussions, decisions and other actions. Historically, our Chief Executive Officer makes recommendations to our compensation committee, often attends compensation committee meetings and is involved in the determination of compensation for the respective executive officers that report to her, except that our Chief Executive Officer does not make recommendations as to her own compensation, nor does she attend the portions of compensation committee meetings at which her own compensation is discussed and determined. Our Chief Executive Officer makes recommendations to our compensation committee regarding short- and long-term compensation for all executive officers (other than herself) based on our results, an individual executive officer’s contribution toward these results and performance toward individual goal achievement. Our compensation committee then reviews these recommendations and other data and makes decisions as to each item of total compensation, and the total compensation, for the Chief Executive Officer and each other executive officer, as well as each individual compensation component. Our compensation committee is authorized to select, engage, compensate and terminate compensation consultants, legal counsel and such other advisors, as it sees fit, to assist in carrying out their responsibilities and functions, including the oversight of our overall compensation philosophy, compensation plans and benefits programs and our executive compensation programs and related policies. In the fiscal year ended September 30, 2019, our compensation committee retained the services of Compensia, Inc., an independent compensation consulting firm, to provide advice and recommendations on competitive market practices and specific compensation decisions for our executive officers and non-employee directors. Compensia provided no other services to the Company in the fiscal year ended September 30, 2019.

Summary Compensation Table

The following table sets forth certain information regarding the compensation of our named executive officers for the fiscal years ended September 30, 2018 and 2019:

Name and principal position	Year	Salary ($)(1)	RSU Awards ($)(2)	Option awards ($)(3)	Non-equity incentive plan compensation ($)(4)	Total ($)
Emily M. Leproust, Ph.D.	2019	477,042	3,045,398	4,144,965	458,752	8,126,157
President and Chief Executive Officer	2018	362,250	—	—	162,424	524,674
James M. Thorburn,	2019	384,167	1,039,793	1,415,209	213,035	3,052,204
Chief Financial Officer	2018	134,015	—	1,286,756	70,341	1,491,112
Patrick Finn,	2019	352,917	1,039,793	1,415,209	205,764	3,013,683
Senior Vice President of Commercial Operations(5)

(1)	The amounts reported in this column represent salary earned by each of our named executive officers in the fiscal years ended September 30, 2018 and 2019.
(2)

The amounts reported in this column reflect the aggregate grant date fair value for financial statement reporting purposes of restricted stock units granted in the fiscal years ended September 30, 2018 and 2019 as determined in accordance with FASB ASC Topic 718. These amounts reflect our accounting expense for these restricted stock units and do not represent the actual economic value that may be realized by each named executive officer. There can be no assurance that these amounts will ever be realized. For information on the assumptions used in valuing these awards, refer to Note 13 to the consolidated financial statements included elsewhere in this Form 10-K.

(3)

The amounts reported in this column reflect the aggregate grant date fair value for financial statement reporting purposes of stock options granted in the fiscal years ended September 30, 2018 and 2019 as determined in accordance with FASB ASC Topic 718. These amounts reflect our accounting expense for these stock options and do not represent the actual economic value that may be realized by each named executive officer. There can be no assurance that these amounts will ever be realized. For information on the assumptions used in valuing these awards, refer to Note 13 to the consolidated financial statements included elsewhere in this Form 10-K.

(4)	Represents annual bonuses earned by each named executive officer under our annual cash incentive plan for executive officers for the fiscal years ended September 30, 2018 and 2019.
(5)	Fiscal year 2019 is Dr. Finn’s first year as a named executive officer.

Outstanding equity awards as of September 30, 2019

The following table provides information regarding the outstanding equity awards held by each of our named executive officers as of September 30, 2019:

	Option awards(1)						Stock awards(1)
Name	Grant date		Number of securities underlying unexercised options (#) exercisable(2)	Number of securities underlying unexercised options (#) unexercisable(3)	Option exercise price or per share purchase price ($)(4)	Option expiration date	Number of shares or units of stock that have not vested (#)(5)	Market value of shares or units of stock that have not vested ($)(6)
Emily M. Leproust, Ph.D.	9/29/2015	(7)	100,999	—	5.95	9/28/2025	—	—
	9/29/2017	(8)	115,396	115,398	8.82	9/28/2027	—	—
	11/19/2018	(9)	—	266,539	26.66	11/18/2028	—	—
	11/19/2018	(10)	—	—	—	—	114,231	2,727,836
James M. Thorburn	6/7/2018	(11)	48,911	117,838	11.59	6/6/2028	—	—
	11/19/2018	(12)	—	91,004	26.66	11/18/2028	—	—
	11/19/2018	(13)	—	—	—	—	39,002	931,368
Patrick Finn	2/4/2015	(14)	60,398	—	1.19	2/3/2025	—	—
	9/29/2015	(15)	44,628	—	5.95	9/28/2025	—	—
	9/29/2017	(16)	30,214	30,214	8.82	9/28/2027	—	—
	11/19/2018	(17)	—	91,004	26.66	11/18/2028	—	—
	11/19/2018	(18)	—	—	—	—	39,002	931,368

(1)	Prior to our IPO, all awards were granted under our 2013 Plan. Following our IPO, all awards were granted under our 2018 Plan.
(2)

The stock options granted to our named executive officers under the 2013 Plan are early exercisable but those granted under the 2018 Plan are not early exercisable. Because all stock options granted to our named executive officers under the 2013 Plan are early exercisable, and early exercised shares are subject to a repurchase right in favor of the Company which lapses as the option vests, this column reflects the number of options (under either the 2013 Plan or the 2018 Plan) held by our named executive officers that were exercisable and vested as of September 30, 2019.

(3)

The stock options granted to our named executive officers under the 2013 Plan are early exercisable but those granted under the 2018 Plan are not early exercisable. Because all stock options granted to our named executive officers under the 2013 Plan are early exercisable, and early exercised shares are subject to a repurchase right in favor of the Company which lapses as the option vests, this column reflects the number of options (under either the 2013 Plan or the 2018 Plan) held by our named executive officers that were exercisable and unvested as of September 30, 2019.

(4)	This column represents the fair market value of a share of our common stock on the date of grant, as determined by our board of directors.
(5)	The units in this column represent restricted stock units granted pursuant to a restricted stock unit award agreement that remained unvested as of September 30, 2019.
(6)

Each restricted stock unit represents the right to receive a share of our common stock. The market value of our common stock is based on the per share price of $23.88, which was the closing stock price of the Company’s common stock on September 30, 2019.

(7)

The option grant is subject to a 4-year vesting schedule, with 25% of the shares vesting on September 1, 2016 and 1/48th of the shares vesting monthly thereafter, subject to continuous service through each applicable vesting date. The option grant is also subject to a 50% single trigger acceleration provision and a 100% double trigger acceleration provision (in each case, as described below).

(8)

The option grant is subject to a 4-year vesting schedule, with 10% of the shares vesting on September 29, 2017, 15% of the shares vesting on September 28, 2018 and 1/48th of the shares vesting monthly thereafter, subject to continuous service through each applicable vesting date.

(9)

The option grant is subject a 5-year vesting schedule, with 20% of the shares vesting on October 31, 2019 and 1/60th of the shares vesting monthly thereafter, subject to continuous service through each applicable vesting date.

(10)

The restricted stock unit grant is subject a 5-year vesting schedule, with 20% of the units vesting on November 20, 2019 and 1/20th of the units vesting quarterly thereafter, subject to continuous service through each applicable vesting date.

(11)

The option grant is subject to a 4-year vesting schedule, with 25% of the shares vesting on April 23, 2016 and 1/48th of the shares vesting monthly thereafter, subject to continuous service through each applicable vesting date.

(12)

The option grant is subject a 5-year vesting schedule, with 20% of the shares vesting on October 31, 2019 and 1/60th of the shares vesting monthly thereafter, subject to continuous service through each applicable vesting date.

(13)

The restricted stock unit grant is subject a 5-year vesting schedule, with 20% of the units vesting on November 20, 2019 and 1/20th of the units vesting quarterly thereafter, subject to continuous service through each applicable vesting date.

(14)

The option grant is subject to a 4-year vesting schedule, with 25% of the shares vesting on February 2, 2016 and 1/48th of the shares vesting monthly thereafter, subject to continuous service through each applicable vesting date.

(15)

The option grant is subject to a 4-year vesting schedule, with 25% of the shares vesting on March 21, 2017 and 1/48th of the shares vesting monthly thereafter, subject to continuous service through each applicable vesting date.

(16)

The option grant is subject to a 4-year vesting schedule, with 10% of the shares vesting on September 29, 2017, 15% of the shares vesting on September 28, 2018 and 1/48th of the shares vesting monthly thereafter, subject to continuous service through each applicable vesting date.

(17)

The option grant is subject a 5-year vesting schedule, with 20% of the shares vesting on October 31, 2019 and 1/60th of the shares vesting monthly thereafter, subject to continuous service through each applicable vesting date.

(18)

The restricted stock unit grant is subject a 5-year vesting schedule, with 20% of the units vesting on November 20, 2019 and 1/20th of the units vesting quarterly thereafter, subject to continuous service through each applicable vesting date.

Annual Bonus

We have an annual objective-setting and review process for our named executive officers that is the basis for the determination of potential annual bonuses. Our board of directors reviews and approves both the annual objectives and the payment of annual bonuses for our executives. Each of our named executive officers is eligible for annual performance-based bonuses of up to a specific percentage of their salary, subject to approval by our board of directors or the compensation committee. The performance-based bonus is tied to a set of specified goals and strategic objectives for our named executive officers and we conduct an annual performance review to determine the attainment of such goals and objectives. Our management may propose bonus awards to our board of directors primarily based on such review process. Our board of directors or the compensation committee makes the final determination of the achievement of both the specified corporate and strategic objectives and the eligibility requirements for and the amount of such bonus awards. For the fiscal years ended September 30, 2018 and 2019, bonuses were paid out based on the satisfaction of certain revenue goals and strategic objectives.

Equity-Based Incentive Awards

Our equity-based incentive awards are designed to align our interests and the interests of our stockholders with those of our employees and consultants, including our named executive officers. Our board of directors or the compensation committee is responsible for approving equity grants to employees and consultants.

Prior to our IPO, we granted all equity incentive awards pursuant to our 2013 Plan. Following our IPO, we have and will continue to grant equity incentive awards under the terms of our 2018 Plan. The terms of our equity plans are described below under “Equity incentive plans.”

All stock options are granted with an exercise price per share that is no less than the fair market value of our common stock on the date of grant of each award. Our stock option awards generally vest over a four-year period and may be subject to acceleration of vesting and exercisability under certain termination and corporate transaction events.

In fiscal year 2019, the compensation committee granted stock options and restricted stock units to our named executive officers under the 2018 Plan to further incentivize and retain the executives. The details of those equity grants are described above under “Outstanding equity awards as of September 30, 2019.”

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

These amended and restated employment agreements also, for the three (3) years following the effective date of the amended and restated employment agreements, provide for certain severance payments and benefits in connection with each named executive officer’s termination of employment under various circumstances, including in connection with a change in control of the Company. The material terms and conditions of these provisions are summarized below in “—Potential payments upon termination or change in control.” Following the date that is three (3) years from the effective date of the amended and restated employment agreements, our board of directors or compensation committee, each in its sole discretion, shall determine whether to offer the named executive officers severance pay and benefits according to terms and conditions to be determined at such time, which shall be the same generally available to similarly situated employees of the Company.

Potential Payments upon Termination or Change in Control

Involuntary Termination of Employment not in Connection with Change in Control

In the event that we terminate a named executive officer’s employment for any reason other than “cause,” death, or “disability,” or if the named executive officer resigns for “good reason,” in each case, other than in connection with or during the 12-month period following, a “change in control,” such named executive officer will be eligible to receive the following severance benefits, subject to, among other things, executing a general release of claims in favor of the Company and complying with the terms of his or her confidentiality agreement:

•

a cash payment equal to 12 months of her then-current base salary in the case of Dr. Leproust and 6 months of their then-current base salary in the case of Mr. Thorburn and Dr. Finn, payable in installments over such period according to our regular payroll schedule; and

•	a pro-rata incentive bonus for the year of termination (days worked relative to 365 days) based on actual performance and paid when bonuses are normally paid.

•	COBRA premiums for a period of 12 months in the case of Dr. Leproust and 6 months in the case of Mr. Thorburn and Dr. Finn.

Involuntary termination of employment in connection with change in control

In the event that we terminate a named executive officer’s employment for any reason other than “cause,” death, or “disability,” or if the named executive officer resigns for “good reason,” in each case, in connection with or during the 12-month period following a “change in control,” such named executive officer will be eligible to receive the following severance benefits, subject to, among other things, executing a general release of claims in favor of the Company and complying with the terms of his or her confidentiality agreement:

•

a cash payment equal to 24 months of her then-current base salary in the case of Dr. Leproust and 12 months of their then-current base salary in the case of Mr. Thorburn and Dr. Finn, payable in installments over such period according to our regular payroll schedule;

•

a cash payment equal to two times her average bonus for the two years prior to the termination in the case of Dr. Leproust and one times in the case of Mr. Thorburn and Dr. Finn, which will be paid pro-rata in equal installments with the cash severance;

•	COBRA premiums for a period of 24 months in the case of Dr. Leproust and 12 months in the case of Mr. Thorburn and Dr. Finn; and

•	100% immediate vesting acceleration of all of the shares of our common stock underlying any then-outstanding unvested stock options and other unvested equity awards.

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

As defined in each named executive officer’s employment agreement, “change in control” shall mean: (i) the consummation of a merger or consolidation of the Company or any other corporate reorganization or business combination transaction of the Company with or into another corporation, entity or person; (ii) the sale, transfer or other disposition of all or substantially all of the Company’s assets; or (iii) any transaction as a result of which any person is the “beneficial owner” (as defined in Rule 13d-3 under the Securities Exchange Act of 1934 (the “Exchange Act”)), directly or indirectly, of securities of the Company representing at least fifty percent (50%) of the total voting power represented by the Company’s then outstanding voting securities. For purposes of this definition, the term “person” shall have the same meaning as when used in sections 13(d) and 14(d) of the Exchange Act but shall exclude (i) a trustee or other fiduciary holding securities under an employee benefit plan of the Company or of a parent or subsidiary and (ii) a corporation owned directly or indirectly by the stockholders of the Company in substantially the same proportions as their ownership of the common stock of the Company. A transaction shall not constitute a Change in Control if its sole purpose is to change the state of the Company’s incorporation or to create a holding company that shall be owned in substantially the same proportions by the persons who held the Company’s securities immediately before such transaction.

As defined in each named executive officer’s employment agreement, “cause” means the named executive officer’s (i) material breach of the employment agreement, confidentiality agreement, or any other written agreement with the Company, which breach to the extent deemed curable by the board of directors is not cured within 10 business days after written notice thereof from the Company; (ii) material failure to comply with the Company’s written policies or rules, which breach to the extent deemed curable by the board of directors is not cured within ten (10) business days after written notice thereof from the Company; (iii) repeated failure to follow reasonable and lawful instructions from the board of directors, which failure is not cured within 10 business days after written notice thereof from the Company; (iv) commission, conviction of, or a plea of “guilty” or “no contest” to, a felony under the laws of the United States or any state if such felony is work-related, impairs his or her ability to perform services for the Company in accordance with the employment agreement, or results in a loss to the Company or damage to the reputation of the Company; (v) misappropriation of funds or property of the Company; (vi) gross neglect of his or her duties; (vii) act or omission that results directly or indirectly in material financial accounting improprieties for the Company; (viii) failure to cooperate with a government investigation; or (ix) gross or willful misconduct resulting in a loss to the Company or damage to the reputation of the Company.

As defined in each named executive officer’s employment agreement, “good reason” means a resignation by the named executive officer within 90 days after one of the following conditions has come into existence without his or her written consent: (i) a material diminution in executive’s authority, duties or responsibilities; (ii) a material reduction of executive’s annual base salary; provided, however, that prior to a change in control, it shall not be “good reason” if there is a corresponding reduction in the base salaries of all other executive officers of the Company; or (iii) a material change in the geographic location at which the executive must perform services (a change in location of executive’s office will be considered material only if it increases the executive’s current one-way commute by more than fifty miles). A condition shall not be considered “good reason” unless executive gives the Company written notice of the condition within 30 days after the condition comes into existence and the Company fails to remedy the condition within 30 days after receiving executive’s written notice.

As defined in each named executive officer’s employment agreement, “disability” means that the named executive officer is unable to perform the essential functions of his or her position, with or without reasonable accommodation, for a period of at least 120 consecutive days because of a physical or mental impairment.

Director Compensation

The following table sets forth certain information regarding the compensation of our non-employee directors for the fiscal year ended September 30, 2019:

Name	Option awards ($)(1)(2)		Total ($)
Nelson C. Chan	217,767	(3)	217,767
Robert Chess	89,747	(4)	89,747
Paul A. Conley	—		—
Keith Crandell	89,747	(4)	89,747
Frederick Craves	89,747	(4)	89,747
Jan Johannessen	429,744	(5)	429,744
Xiaoying Mai	—		—
Robert Ragusa	89,747	(4)	89,747

(1)

The amount reported in this column represents the aggregate grant date fair value for financial statement reporting purposes of stock options granted in fiscal 2019 under our 2013 Plan, if granted prior to our initial public offering, or our 2018 Plan if granted after our initial public offering, as determined in accordance with FASB ASC Topic 718. This amount reflects our accounting expense for these stock options and does not represent the actual economic value that may be realized by each non-employee director. There can be no assurance that this amount will ever be realized. For information on the assumptions used in valuing this award, refer to Note 14 to the consolidated financial statements included elsewhere in this Form 10-K.

(2)

The number of shares underlying outstanding stock options held by each non-employee director as of September 30, 2019, was as follows: Mr. Chan (16,537); Mr. Chess (5,590); Dr. Conley (0); Mr. Crandell (5,590); Dr. Craves (5,590); Ms. Mai (0) and Mr. Ragusa (5,590).

(3)

This represents the grant date aggregate fair value of (i) an option to purchase 13,444 shares of common stock granted on May 20, 2019 with an exercise price of $25.29 per share, which is subject to a 3-year vesting schedule with 1/3 of the shares vesting on May 20, 2020 and on each annual anniversary thereafter, and (ii) an option to purchase 3,093 shares of common stock granted on June 21, 2019 with an exercise price of $30.08 per share, which was fully vested upon grant. Both options have a term of ten years.

(4)

This represents the grant date fair value of an option to purchase 5,590 shares of common stock granted on July 23, 2019 with an exercise price of $30.41 per share. The option grant will vest in full on the earlier of (i) the one-year anniversary of the date of grant and (ii) the date of our first annual meeting of stockholders following the date of grant. The option has a term of ten years.

(5)

This represents the grant date aggregate fair value of (i) an option to purchase 42,304 shares of common stock granted on October 30, 2018 with an exercise price of $14.00 per share, which is subject to a 3-year vesting schedule with 1/3 of the shares vesting on October 30, 2019 and on each annual anniversary thereafter, and (ii) an option to purchase 5,590 shares of common stock granted on July 23, 2019 with an exercise price of $30.41 per share, which will vest in full on the earlier of (i) the one-year anniversary of the date of grant and (ii) the date of our first annual meeting of stockholders following the date of grant. Both options have a term of ten years.

Our non-employee director compensation policy is designed to provide the appropriate amount and form of compensation to our non-employee directors. Under this policy, we will pay our non-employee directors a cash retainer for service on the board of directors and an additional cash retainer for service on each committee on which the director is a member, which will be paid quarterly in arrears. The chairman of each committee will receive higher retainers for such service. The fees paid to non-employee directors for service on the board of directors and for service on each committee of the board of directors on which the director is a member are as follows:

	Member Annual Retainer	Chairman or Lead Director Annual Retainer
Board of Directors	$40,000	$60,000
Audit Committee	7,000	16,000
Compensation Committee	5,000	13,000
Nominating and Corporate Governance Committee	5,000	10,000

In addition, each non-employee director elected to our board of directors will, upon the date of his or her initial election or appointment to be a non-employee director, be granted an option to purchase a number of shares of common stock having a grant date fair value of $340,000. One-third of the shares subject to such initial option grant will vest on each anniversary of the date of grant, subject to the director providing service through each vesting date. Further, at the close of business on the date of each annual stockholder meeting following the initial public offering, each person who is currently and has been a non-employee director for at least three (3) months will be granted an option to purchase a number of shares of common stock having a grant date fair value of $170,000. 100% of the shares subject to such annual option grant will vest in full on the earlier of the one-year anniversary of the grant date and the next annual stockholder meeting, subject to the director providing service through the vesting date. All stock option awards to non-employee directors are made pursuant to the 2018 Plan. Notwithstanding the foregoing vesting schedules, if such director remains a service provider until immediately prior to the closing of a “change in control” (as defined in the applicable equity plan), the shares subject to his or her then-outstanding stock option that was granted pursuant to the non-employee director compensation policy will become fully vested immediately prior to the closing of the change in control.

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

Compensation Committee Interlocks and Insider Participation

During fiscal 2019, our compensation committee consisted of Messrs. Chess and Crandell and Dr. Craves. None of the members of our compensation committee has at any time been one of our officers or employees. None of our executive officers currently serves, or during fiscal 2019 has served, as a member of our board of directors or the compensation committee (or other board committee performing equivalent functions) of any entity that has one or more of its executive officers who served on our board of directors or our compensation committee during fiscal 2019. Certain members of our compensation committee are affiliated with entities that purchased our preferred stock. Please see “Security Ownership of Certain Beneficial Owners and Management” for more information.

Item 12.	Security ownership of certain beneficial owners and management and related stockholder matters

The following table sets forth information regarding beneficial ownership of our common stock as of December 9, 2019 by:

(1)	each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our common stock;

(2)	each of our named executive officers;

(3)	each of our directors; and

(4)	all executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares that they beneficially own, subject to community property laws where applicable. To our knowledge, no person or entity except as set forth below, is the beneficial owner of more than 5% of the voting power of our common stock as of the close of business on December 9, 2019.

Under SEC rules, the calculation of the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person includes both outstanding shares of our common stock then owned as well as any shares of our common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of December 9, 2019 and shares issuable upon the settlement of RSUs held by that person that will vest within 60 days of December 9, 2019. Shares subject to those options and RSUs for a particular person are not included as outstanding, however, for the purpose of computing the percentage ownership of any other person. We have based percentage ownership of our common stock on 33,118,096 shares of our common stock outstanding as of December 9, 2019. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Twist Bioscience Corporation, 681 Gateway Boulevard, South San Francisco, California 94080.

		Shares beneficially owned
Name of beneficial owner	Common stock	Options exercisable within 60 days	RSUs vesting within 60 days	Aggregate number of shares beneficially owned	%
5% or more stockholders:
Entities affiliated with ARCH Venture Partners(1)	3,361,568	—	—	3,361,568	10.2%
Ever Alpha Fund L.P.(2)	3,294,961	—	—	3,294,961	9.9%
Illumina, Inc.(3)	1,773,530	—	—	1,773,530	5.4%
Entities affiliated with Tao Capital Partners(4)	1,665,838	—	—	1,665,838	5.0%

Named executive officers and directors:
Emily M. Leproust(5)	726,275	398,427	—	1,124,702	3.4%
James M. Thorburn(6)	6,495	199,500	—	205,995	*
Patrick Finn(7)	7,462	188,205	—	195,667	*
William Banyai(8)	625,561	276,259	—	901,820	2.7%
Nicolas Barthelemy	—	—	—	—	*
Nelson C. Chan	1,497	3,093	—	4,590	*
Robert Chess(9), (10)	69,822	35,521	—	105,343	*
Keith Crandell(1), (10)	3,361,568	—	—	3,361,568	10.2%
Frederick B. Craves(10)	66,771	—	—	66,771	*
Jan Johannessen(10)	—	14,101	—	14,101	*
Xiaoying Mai(11)	—	—	—	—	*
Robert Ragusa(3), (10)	1,773,530	—	—	1,773,530	5.4%
All directors and executive officers as a group (16 persons)	7,299,965	1,374,328	—	8,674,293	25.1%

*	Represents beneficial ownership of less than one percent of the outstanding shares of our common stock.
(1)

Based on a Schedule 13G filed by ARCH Venture Fund VII, L.P., or ARCH VII, on February 14, 2019. Consists of (i) 2,407,422 shares held of record by ARCH VII and (ii) 954,146 shares held of record by ARCH Venture Fund VIII Overage, L.P., or ARCH VIII Overage. ARCH Venture Partners VII, L.P., or the GPLP, is the sole general partner of ARCH VII and ARCH Venture Partners VII, LLC, or the GPLLC, is the sole general partner of the GPLP. ARCH Venture Partners VIII, LLC, or ARCH VIII Partners, is the sole general partner of ARCH VIII Overage. Keith Crandell, Clinton Bybee and Robert Nelsen are the managing directors of the GPLLC and ARCH VIII Partners, and therefore, may be deemed to share voting and dispositive power over the shares held of record by ARCH VII and ARCH VIII Overage. The address for each of the entities identified in this footnote is 8755 West Higgins Road, Suite 1025, Chicago, IL 60631.

(2)

Based on a Schedule 13G filed by Ever Alpha Fund L.P. on February 14, 2019. Consists of 3,294,961 shares held of record by Ever Alpha Fund L.P. Ever Glory Limited is the general partner of Ever Alpha Fund L.P. Ever Glory Limited is a wholly owned subsidiary of GF Xinde Capital Management Limited. GF Xinde Capital Management Limited is a wholly owned subsidiary of GF Investments (Hong Kong) Company Limited. GF Investments (Hong Kong) Company Limited is a wholly owned subsidiary of GF Holdings

(Hong Kong) Corporation Limited. GF Holdings (Hong Kong) Corporation Limited is the wholly owned subsidiary of GF Securities Co., Ltd, a publicly listed company in Hong Kong. Sun Shuming, Lin Zhihai, Qin Li, Sun Xiaoyan, Yang Xiong, Tang Xin. Chan Kalok, Shang Shuzhi, Li Xiulin, Li Yanxi and Liu Xuetao serve on the Board of Directors of Guangfa Securities Co., Ltd and may be deemed to share voting and dispositive power over the shares held by Ever Alpha Fund L.P. The address of Ever Alpha Fund L.P. is 16th Floor, Metro Plaza, No. 183, Tianhe North Road, Guangzhou, People’s Republic of China.
(3)

Based in part on a Schedule 13G filed by Illumina, Inc. on April 3, 2019. Consists of 1,773,530 shares held of record by Illumina, Inc. Robert Ragusa is Senior Vice President, Global Quality and Operations of Illumina, Inc., and has sole voting and dispositive power over the shares held of record by Illumina, Inc. The address of Illumina, Inc. is 5200 Illumina Way, San Diego, CA 92122.

(4)

Based on a Schedule 13G filed by Tao Invest LLC on February 12, 2019. Consists of (i) 1,218,815 shares held of record by Tao Invest LLC, (ii) 89,880 shares held of record by Tao Invest II LLC, and (iii) 357,143 shares held of record by Tao Invest III LLC. Tao Capital Management LP is the managing member of each of Tao Invest LLC, Tao Invest II LLC and Tao Invest III LLC. Tao Capital Management Inc is the general partner of Tao Capital Management LP. Nicholas J. Pritzker is the chairman and Joseph I. Perkovich is the president of Tao Capital Management Inc. Each of Tao Capital Management LP, Tao Capital Management Inc, and Messers Pritzker and Perkovich may be deemed to share voting and dispositive power of the shares held of record by Tao Invest LLC, Tao Invest II LLC and Tao Invest III LLC. The address for each of the entities identified in this footnote is 1 Letterman Drive, Building C, Suite 420, San Francisco, CA 94129.

(5)

Consists of (i) 726,275 shares of common stock and (ii) 398,427 shares issuable upon the exercise of early-exercisable stock options, 66,634 of which would be vested within 60 days after December 9, 2019.

(6)

Consists of (i) 6,495 shares of common stock and (ii) 199,500 shares issuable upon the exercise of early-exercisable stock options, 22,751 of which would be vested within 60 days after December 9, 2019.

(7)

Consists of (i) 7,462 shares of common stock and (ii) 188,205 shares issuable upon the exercise of early-exercisable stock options, 22,751 of which would be vested within 60 days after December 9, 2019.

(8)

Consists of (i) 625,561 shares of common stock and (ii) 276,259 shares issuable upon the exercise of early-exercisable stock options, 22,751 of which would be vested within 60 days after December 9, 2019.

(9)

Consists of 66,771 shares held of record by The Craves Family Foundation. Fred Craves may be deemed to hold sole voting and dispositive power with respect to the shares held by The Craves Family Foundation. Mr. Craves’ address is 750 Battery Street, Suite 400, San Francisco, CA 94111.

(10)

Does not include options to purchase 5,590 shares at an exercise price of $30.41 per share granted on July 23, 2019, which will vest and become exercisable on the earlier of (i) the one-year anniversary of the date of grant and (ii) the date of our first annual meeting of stockholders following the date of grant, subject to the director’s continuous service through such vesting date.

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

In addition to the compensation arrangements, including employment, termination of employment and change in control arrangements, and indemnification arrangements, discussed, when required, in the sections titled “Management” and “Executive compensation” and the registration rights described in the section titled “Registration rights,” the following is a description of each transaction since October 1, 2018 and each currently proposed transaction in which:

•	we have been or are to be a participant;

•	the amount involved exceeded or will exceed the lesser of $120,000 or one percent of our total assets at the end of the last two completed fiscal years; and

•

any of our directors, executive officers, or holders of more than 5% of any class of our voting securities, or any immediate family member of, or person sharing the household with, any of these persons, had or will have a direct or indirect material interest.

Senior Business Advisor Agreement with Nelson C. Chan

On November 1, 2017, we entered into a Senior Business Advisor Agreement, or the Advisor Agreement, with Nelson C. Chan, who was later appointed to our board of directors as Class I director in May 2019. Pursuant to the Advisor Agreement, Mr. Chan agreed to provide data storage advisory services to us at a rate of $2,500 per month. In addition, the Advisor Agreement provided that, subject to the approval of our board of directors, Mr. Chan was entitled to receive an option to purchase 7,070 shares of our common stock (after giving effect to the reverse stock split effected in October 2018) that was not subsequently granted. Pursuant to the Advisor Agreement, we paid Mr. Chan $30,000 for his services in calendar year 2018 and $30,000 for his services in calendar year 2019. The Advisor Agreement contains confidentiality and invention-assignment provisions.

Upon Mr. Chan’s appointment to our board of directors, and to account for the grant to which he was entitled under the Advisor Agreement, Mr. Chan received a grant of an option to purchase 3,093 shares of common stock and an RSU grant of 1,497 shares on June 21, 2019, with a total value of $83,095 on the date of grant. The Advisor Agreement was amended to provide for the remainder of the grant to which Mr. Chan was originally promised, in the form of a grant in August 2020 of a RSU award for 1,925 shares of our common stock, and an option to purchase 3,978 shares of our common stock. Additionally, at the time of grant, subject to the approval of the Compensation Committee, the Advisor Agreement provides that Mr. Chan will be granted an award of restricted stock units for a number of shares of common stock determined by multiplying (x) 3,977 by (y) the excess, if any, of the closing price on the date of grant over $30.08, and then dividing the resulting total by the closing price on the date the additional award is granted. The Advisor Agreement was designed to ensure that the value of compensation to Mr. Chan would not exceed $120,000 in any rolling 12-month period. The Advisor Agreement has no specific term and either party may terminate the agreement upon providing written notice.

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

Director Independence

Our board of directors has undertaken a review of its composition, the composition of its committees, and the independence of each director and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based on information provided by each director concerning his or her background, employment, and affiliations, including family relationships, our board of directors has determined that each of Messrs. Barthelemy, Chan, Chess, Crandell, Ragusa and Johannessen and Dr. Craves and Ms. Mai do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the SEC, and the listing standards of the Nasdaq Stock Market. In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director, and the transactions involving them described above in this section.

Item 14.	Principal accounting fees and services

The following table sets forth the fees for professional services rendered by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, in connection with the audits of our annual financial statements for the fiscal years ended September 30, 2019 and 2018 and for other services rendered by PricewaterhouseCoopers LLP during those periods. All fees described below were approved by the audit committee.

	Fiscal 2019	Fiscal 2018
Audit Fees(1)	$2,118,500	$2,133,250
Audit-Related Fees	—	—
Tax Fees(2)	15,000	—
All Other Fees(3)	2,700	29,500

Total Fees	$2,136,200	$2,162,750

(1)

Audit Fees consist of fees for professional services rendered in connection with the audit of our annual consolidated financial statements, the review of our quarterly condensed consolidated financial statements, and audit services that are normally provided by independent registered public accounting firms in connection with regulatory filings. This category also includes fees for professional services provided in connection with the public offerings of our common stock, including comfort letters, consents and review of documents filed with the SEC.

(2)	Tax Fees consist of fees for an Internal Revenue Code Section 382 study.
(3)

All Other Fees consist of aggregate fees billed for products and services provided by our independent registered public accounting firm other than those disclosed above. These services specifically relate to an initial public offering readiness assessment and subscription fees paid for access to online accounting research software.

Pre-Approval Policy

Under our audit committee’s policy governing our use of the services of our independent registered public accountants, the audit committee is required to pre-approve all audit and permitted non-audit services performed by our independent registered public accountants in order to ensure that the provision of such services does not impair the public accountants’ independence. In the fiscal years ended September 30, 2019 and 2018, all fees identified above under the captions “Audit Fees” and “Audit-Related Fees” that were billed by PricewaterhouseCoopers LLP were approved by the audit committee in accordance with SEC requirements.

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

(c) Exhibits

Set forth below is a list of exhibits that are being filed or incorporated by reference into this Annual Report on Form 10-K:

Exhibit Number	Description	Filed / Furnished / Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	11/7/2018

3.2	Amended and Restated Bylaws	8-K	3.2	11/7/2018

4.1	Form of common stock certificate.	S-1/A	4.1	10/17/2018

4.2	Reserved

4.3	Amended and Restated Registration Rights Agreement by and among Twist Bioscience Corporation and certain holders of its capital stock dated March 19, 2018	S-1/A	4.3	10/17/2018

4.4	Warrant to Purchase Stock by and between Twist Bioscience Corporation and Silicon Valley Bank, dated October 8, 2013.	S-1	4.4	10/3/2018

4.5	Warrant to Purchase Stock by and between Twist Bioscience Corporation and Silicon Valley Bank, dated September 2, 2014.	S-1	4.5	10/3/2018

4.6	Warrant to Purchase Stock by and between Twist Bioscience Corporation and Silicon Valley Bank, dated December 22, 2015.	S-1	4.6	10/3/2018

4.7	Warrant to Purchase Stock by and between Twist Bioscience Corporation and Silicon Valley Bank, dated March 28. 2016.	S-1	4.7	10/3/2018

4.8	Warrant to Purchase Common Stock by and between Twist Bioscience Corporation and Life Science Loans II, LLC. dated September 6, 2017.	S-1	4.8	10/3/2018

4.9	Warrant to Purchase Common Stock by and between Twist Bioscience Corporation and Silicon Valley Bank, dated September 6, 2017.	S-1	4.9	10/3/2018

Exhibit Number	Description	Filed / Furnished / Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

10.1+	2013 Stock Plan and forms of agreement thereunder.	S-1	10.1	10/3/2018

10.2+	2018 Equity Incentive Plan and forms of agreement thereunder.	S-1/A	10.2	10/17/2018

10.3+	2018 Employee Stock Purchase Plan.	S-1/A	10.3	10/17/2018

10.4+	Executive Incentive Bonus Plan.	S-1	10.4	10/3/2018

10.5+	Amended and Restated Employment Agreement by and between Twist Bioscience Corporation and Emily M. Leproust.	S-1/A	10.5	10/26/2018

10.6+	Amended and Restated Employment Agreement by and between Twist Bioscience Corporation and James Thorburn.	S-1/A	10.6	10/26/2018

10.7+	Amended and Restated Employment Agreement by and between Twist Bioscience Corporation and Mark Daniels.	S-1/A	10.7	10/26/2018

10.8+	Form of Indemnification Agreement between Twist Bioscience Corporation and each of its Officers and Directors.	S-1/A	10.8	10/17/2018

10.9	Fourth Amended and Restated Loan and Security Agreement by and between Twist Bioscience Corporation, Silicon Valley Bank and certain other co-borrowers, dated September 6. 2017.	S-1	10.9	10/3/2018

10.10	Lease Agreement by and between Twist Bioscience Corporation and ARE-San Francisco No. 19, LLC, dated July 26, 2013.	S-1	10.10	10/3/2018

10.10.1	First Amendment to Lease by and between Twist Bioscience Corporation and ARE-San Francisco No. 19, LLC, dated August 7, 2013.	S-1	10.10.1	10/3/2018

10.10.2	Second Amendment to Lease by and between Twist Bioscience Corporation and ARE-San Francisco No. 19, LLC. dated May 19, 2015.	S-1	10.10.2	10/3/2018

10.10.3	Third Amendment to Lease by and between Twist Bioscience Corporation and ARE-San Francisco No. 19, LLC, dated September 23, 2015.	S-1	10.10.3	10/3/2018

10.10.4	Fourth Amendment to Lease by and between Twist Bioscience Corporation and ARE-San Francisco No. 19, LLC, dated January 6, 2016.	S-1	10.10.4	10/3/2018

10.10.5	Fifth Amendment to Lease by and between Twist Bioscience Corporation and ARE-San Francisco No. 19, LLC, dated April 12, 2016.	S-1	10.10.5	10/3/2018

10.10.6	Sixth Amendment to Lease by and between Twist Bioscience Corporation and ARE-San Francisco NO. 19, LLC, dated February 8, 2019.	10-Q	10.1	5/1/2019

10.11	Lease_ Agreement by and between Twist Bioscience Corporation and ARE-San Francisco No. 32. LLC dated March 21, 2018.	S-1	10.11	10/3/2018

Exhibit Number	Description	Filed / Furnished / Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

10.11.1	First Amendment to Lease by and between Twist Bioscience Corporation and ARE-San Francisco No. 19, LLC, dated August 7, 2013.	10-Q	10.2	5/1/2019

10.12	Sublease Agreement by and between Twist Bioscience Corporation and Blade Therapeutics, Inc., dated May 25, 2016.	S-1	10.12	10/3/2018

10.13†	Supply Agreement by and between Twist Bioscience Corporation and Ginkgo Bioworks, Inc., dated March 2, 2018.	S-1	10.13	10/3/2018

10.14†	End User Supply Agreement by and between Twist Bioscience Corporation and FUJIFILM Dimatix, Inc., dated November 5, 2015.	S-1	10.14	10/3/2018

21.1	List of subsidiaries of the Registrant.	Filed herewith

23.1	Consent of PricewaterhouseCoopers, Independent Registered Public Accounting Firm.	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by President and Chief Executive Officer.	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by Chief Financial Officer.	Filed herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by President and Chief Executive Officer.	Furnished herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

+	Indicates a management contract or compensatory plan.
†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment that was separately filed with the SEC.

Item 16.	Form of 10-K summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 12, 2019	Twist Bioscience Corporation

	By:	/s/ Emily M. Leproust
Emily M. Leproust
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Emily M. Leproust Emily M. Leproust	President, Chief Executive Officer and Chair of the Board of Directors (principal executive officer)	December 12, 2019

/s/ James M. Thorburn James M. Thorburn	Chief Financial Officer (principal financial and accounting officer)	December 12, 2019

/s/ William Banyai William Banyai	Director	December 12, 2019

/s/ Nicolas Barthelemy Nicolas Barthelemy	Director	December 12, 2019

/s/ Nelson C. Chan Nelson C. Chan	Director	December 12, 2019

/s/ Robert Chess Robert Chess	Director	December 12, 2019

/s/ Keith Crandell Keith Crandell	Director	December 12, 2019

/s/ Frederick Craves Frederick Craves	Director	December 12, 2019

/s/ Jan Johannessen Jan Johannessen	Director	December 12, 2019

/s/ Xiaoying Mai Xiaoying Mai	Director	December 12, 2019

/s/ Robert Ragusa Robert Ragusa	Director	December 12, 2019