Form 10-Q
period 2019-12-31
Twist Bioscience Corp
filed 2020-02-10
CIK 1581280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

The number of shares of the Registrant’s common stock outstanding as of February 6, 2020, was 35,446,291.

TWIST BIOSCIENCE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2019

i

Forward-looking statements

This Quarterly Report on Form 10-Q for the Quarter ended December 31, 2019, or Form 10-Q, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The words “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” and variations of such words and similar expressions are intended to identify such forward-looking statements, which may include, but are not limited to, statements concerning the following:

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

PART I. Financial information

Item 1.	Financial statements

Twist Bioscience Corporation

Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except share and per share data)	December 31, 2019	September 30, 2019
Assets
Current assets
Cash and cash equivalents	$26,032	$46,735
Short-term investments	77,075	91,372
Accounts receivable, net	13,054	12,104
Inventories	7,416	7,330
Prepaid expenses and other current assets	5,711	2,594

Total current assets	$129,288	$160,135
Property and equipment, net	21,339	20,835
Operating lease right-of-use assets	37,238	—
Goodwill	1,138	1,138
Intangible assets, net	458	508
Restricted cash, non-current	579	579
Other non-current assets	2,237	3,799

Total assets	$192,277	$186,994

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$9,106	$9,760
Accrued expenses	4,687	5,965
Accrued compensation	8,848	10,479
Accrued litigation settlement	22,500	—
Current portion of operating lease liabilities	8,371	—
Current portion of long-term debt	3,333	3,333
Other current liabilities	999	817

Total current liabilities	$57,844	$30,354
Operating lease liabilities, net of current portion	27,539	—
Long-term debt, net of current portion	3,669	4,400
Other non-current liabilities	144	158

Total liabilities	$89,196	$34,912

Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.00001 par value—10,000,000 shares authorized; no shares issued or outstanding	$—	$—
Common stock, $0.00001 par value—100,000,000 shares authorized; 33,260,761 and 32,872,675 shares issued and outstanding as of December 31, 2019 and September 30, 2019, respectively.	—	—
Additional paid-in capital	477,053	470,425
Accumulated other comprehensive income	190	181
Accumulated deficit	(374,162)	(318,524)

Total stockholders’ equity	$103,081	$152,082

Total liabilities and stockholders’ equity	$192,277	$186,994

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three months ended December 31,
(In thousands, except share and per share data)	2019	2018
Revenues	$17,164	$11,492
Operating expenses:
Cost of revenues	$13,792	$11,857
Research and development	10,297	7,273
Selling, general and administrative	26,405	15,259
Litigation settlement	22,500	—

Total operating expenses	$72,994	$34,389

Loss from operations	$(55,830)	$(22,897)

Interest income	564	664
Interest expense	(248)	(348)
Other income (expense), net	(87)	(15)

Loss before income taxes	$(55,601)	$(22,596)
Provision for income taxes	(37)	(43)

Net loss attributable to common stockholders	$(55,638)	$(22,639)

Other comprehensive loss:
Change in unrealized loss on investments	16	(7)
Foreign currency translation adjustment	(7)	(56)

Comprehensive loss	(55,629)	$(22,702)

Net loss per share attributable to common stockholders—basic and diluted	$(1.69)	$(1.18)

Weighted average shares used in computing net loss per share attributable to common stockholders—basic and diluted	32,976,145	19,187,533

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) (unaudited)

(In thousands, except share	Series A convertible preferred stock		Series B convertible preferred stock		Series C convertible preferred stock		Series D convertible preferred stock		Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’ equity
data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	income	deficit	(deficit)
Balances as of September 30, 2019	—	$—	—	$—	—	$—	—	$—	32,872,675	$—	$470,425	$181	$(318,524)	$152,082

Issuance of common stock in public offering, net of underwriting discounts and commissions and offering expenses of $276	—	—	—	—	—	—	—	—	96,827	—	2,024	—	—	2,024
Vesting of restricted stock units	—	—	—	—	—	—	—	—	84,565	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	242,382	—	1,715	—	—	1,715
Repurchases of early exercised stock options	—	—	—	—	—	—	—	—	(896)	—	—	—	—	—
Repurchases of common stock for income tax withholding	—	—	—	—	—	—	—	—	(34,792)	—	(808)	—	—	(808)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	3,697	—	—	3,697
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	9	—	9
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(55,638)	(55,638)

Balances as of December 31, 2019	—	$—	—	$—	—	$—	—	$—	33,260,761	$—	$477,053	$190	$(374,162)	$103,081

(In thousands, except share	Series A convertible preferred stock		Series B convertible preferred stock		Series C convertible preferred stock		Series D convertible preferred stock		Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’ equity
data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	income	deficit	(deficit)
Balances as of September 30, 2018	2,817,723	$9,141	3,315,645	$25,900	2,491,483	$36,726	10,326,454	$218,716	3,206,048	$—	$9,346	$87	$(210,855)	$(201,422)

Issuance of common stock in public offering, net of underwriting discounts and commissions and offering expenses of $10,903	—	—	—	—	—	—	—	—	5,750,000	—	69,597	—	—	69,597
Exercise of stock options	—	—	—	—	—	—	—	—	48,841	—	166	—	—	166
Conversion of redeemable convertible preferred stock warrant liability to equity	—	—	—	—	—	—	—	—	—	—	631	—	—	631
Conversion of redeemable convertible preferred stock to common stock	(2,817,723)	(9,141)	(3,315,645)	(25,900)	(2,491,483)	(36,726)	(10,326,454)	(218,716)	18,951,305	—	290,462	—	—	290,462
Repurchases of early exercised stock options	—	—	—	—	—	—	—	—	(442)	—	—	—	—	—
Net exercise of stock warrants	—	—	—	—	—	—	—	—	57,122	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	1,864	—	—	1,864
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	(63)	—	(63)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(22,639)	(22,639)

Balances as of December 31, 2018	—	$—	—	$—	—	$—	—	$—	28,012,874	$—	$372,066	$24	$(233,494)	$138,596

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended December 31,
(in thousands)	2019	2018
Cash flows from operating activities
Net loss	$(55,638)	$(22,639)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,505	1,472
Loss on disposal of property and equipment	—	8
Non-cash lease expense	236	—
Stock-based compensation	3,697	1,864
Discount accretion on investment securities	(150)	—
Non-cash interest expense	46	64
Amortization of debt discount	56	78
Changes in assets and liabilities:
Accounts receivable, net	(950)	(1,559)
Inventories	(86)	467
Prepaid expenses and other current assets	(2,917)	(366)
Other non-current assets	62	(392)
Accounts payable	(556)	(715)
Accrued expenses	(1,279)	39
Accrued compensation	(1,629)	(140)
Accrued litigation settlement	22,500	—
Other liabilities	189	135

Net cash used in operating activities	(34,914)	(21,684)

Cash flows from investing activities
Purchases of property and equipment	(2,058)	(1,922)
Purchases of investments	(6,537)	(63,835)
Proceeds from maturity of investments	21,000	—

Net cash provided by (used in) investing activities	12,405	(65,757)

Cash flows from financing activities
Proceeds from exercise of stock options	1,674	220
Proceeds from public offering, net of underwriting discounts and commissions and offering expenses	2,024	72,779
Repayments of long-term debt	(833)	—
Repurchases of common stock for income tax withholding	(808)	—

Net cash provided by financing activities	2,057	72,999

Effect of exchange rates on cash, cash equivalents and restricted cash	9	—
Net decrease in cash, cash equivalents, and restricted cash	(20,443)	(14,442)
Cash, cash equivalents, and restricted cash at beginning of period	47,398	81,537

Cash, cash equivalents, and restricted cash at end of period	26,955	67,095

Supplemental disclosure of cash flow information
Interest paid	146	207
Income taxes paid, net of refunds	44	53
Non-cash investing and financing activities
Property and equipment additions included in accounts payable and accrued expenses	66	1,117
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	2,833	—
Deferred offering costs included in accounts payable and accrued expenses	—	826
Conversion of redeemable convertible preferred stock warrant liability to equity	—	631
Conversion of redeemable convertible preferred stock to common stock	—	290,462

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

1. The Company

Twist Bioscience Corporation (the Company) was incorporated in the state of Delaware on February 4, 2013. The Company is a synthetic biology and genomics company that has developed a disruptive DNA synthesis platform. DNA is used in many applications across different industries: industrial chemicals, academic, healthcare and agriculture. The Company’s fiscal year ends on September 30.

The Company has generated net losses in all periods since its inception. As of December 31, 2019, the Company had an accumulated deficit of $374.2 million and has not generated positive cash flows from operations since inception. Losses are expected to continue as the Company continues to invest in product development, manufacturing, and sales and marketing.

The Company has raised multiple rounds of debt and equity financing since its inception. In October 2018, the Company completed an initial public offering (IPO) of its common stock which raised proceeds of $69.6 million, after deducting underwriting discounts and commissions and offering expenses. In May 2019, the Company completed an underwritten public offering of its common stock with proceeds of $84.3 million, after deducting underwriting discounts and commissions and offering expenses. In December 2019, the Company commenced an at-the-market offering of its common stock with proceeds of $2.0 million, after deducting underwriting discounts and commissions and offering expenses, in the three months ended December 31, 2019. Management believes that these proceeds combined with existing cash balances on hand will be sufficient to fund operations for at least one year from the issuance of these consolidated financial statements. However, the Company may need to obtain additional financing to fund operations beyond this period, and there can be no assurance that it will be successful in raising additional financing on terms which are acceptable to the Company.

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

2. Summary of significant accounting policies

Basis of presentation and use of estimates

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2019 (the Annual Report on Form 10-K) filed with the Securities and Exchange Commission on December 12, 2019. The condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements. The condensed consolidated balance sheet at September 30, 2019 is derived from audited consolidated financial statements but does not include all disclosures required by GAAP. The operating results for the three months ended December 31, 2019 are not necessarily indicative of the results expected for the full year ending September 30, 2020.

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

Significant accounting policies

There have been no material changes in the accounting policies from those disclosed in the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K except as disclosed in “Recently adopted accounting pronouncements – Leases” section below.

Recent accounting pronouncements

Recently adopted accounting pronouncements – Leases

In February 2016, the Financial Accounting Standards Board (FASB) issued new lease accounting guidance in Accounting Standard Update (ASU) 2016-02, Leases, and in July 2018 issued ASU 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Leases (Topic 842): Targeted Improvements (the foregoing ASUs collectively referred to as “Topic 842”). Under the new guidance, lessees are required to recognize for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

On October 1, 2019, the Company adopted Topic 842 using the modified retrospective approach. The adoption had a material effect on the condensed consolidated balance sheets, but did not have a material effect on the condensed consolidated statements of operations and comprehensive loss. Prior period amounts were not adjusted and continue to be reported in accordance with the previous accounting under ASC 840, Leases. The Company elected the package of practical expedients permitted under the transition guidance which, among other things, allows carrying forward the historical classification of existing leases as of October 1, 2019.

As a result of electing the transition guidance as described above, on October 1, 2019, the Company recorded operating lease right-of-use assets of $35.8 million, including the derecognition of deferred rent of $0.1 million and prepaid rent of $1.6 million, with the corresponding lease liabilities totaling $34.3 million. There was no material effect to the Company’s statements of operations and comprehensive loss upon adoption.

Under Topic 842, the Company determines if an arrangement is a lease at inception primarily based on the determination of the party responsible for directing the use of an underlying asset within a contract. Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of committed lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date which includes significant assumptions made including the Company’s estimated credit rating, annual percentage yields from corporate debt financings of companies of similar size and credit rating over a loan term approximating the remaining term of each lease, and government bond yields for terms approximating the remaining term of each lease in countries where the leased assets are located. Certain leases include payments of operating expenses that are dependent and may be revised based on the landlord’s estimate, and these variable payments are therefore excluded from the lease payments used to determine the operating lease right-of-use asset and lease liability. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise any such options. Lease expense is recognized on a straight-line basis over the expected lease term.

The Company elected to not apply the recognition requirements of Topic 842 to short-term leases with terms of 12 months or less which do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. For short-term leases, lease payments are recognized as operating expenses on a straight-line basis over the lease term. The Company elected to account for lease and non-lease components as a single lease component.

Additional information and disclosures required by Topic 842 are contained in Note 6.

Recently issued accounting pronouncements not yet adopted

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

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies the subsequent measurement of goodwill. The ASU eliminates step 2 from the goodwill impairment test, including for reporting units with a zero or negative carrying amount that fail a qualitative test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This ASU should be applied on a prospective basis. This ASU is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has not yet determined whether it will early adopt this ASU.

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

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The ASU simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740, Income Taxes, related to the approach for allocating income tax expense or benefit for the year to continuing operations, discontinued operations, other comprehensive income, and other charges or credits recorded directly to shareholders’ equity; the methodology for calculating income taxes in an interim period; and the recognition of deferred tax liabilities for outside basis differences. The ASU is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact of adoption on its disclosures.

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

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and September 30, 2019 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value.

	December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Fair value
Assets
Cash	$16,444	$—	$—	$16,444
Money market funds	9,588	—	—	9,588
Corporate bonds	—	8,523	—	8,523
Commercial paper	—	21,515	—	21,515
U.S. government treasury bills	47,037	—	—	47,037

Totals	$73,069	$30,038	$—	$103,107

	September 30, 2019
(in thousands)	Level 1	Level 2	Level 3	Fair value
Assets
Cash	$19,344	$—	$—	$19,344
Money market funds	27,390	—	—	27,390
Corporate bonds	—	8,530	—	8,530
Commercial paper	—	28,361	—	28,361
U.S. government treasury bills	54,482	—	—	54,482

Totals	$101,216	$36,891	$—	$138,107

As of December 31, 2019 and September 30, 2019, gross unrealized gains and unrealized losses for cash equivalents and short-term investments were not material, and the contractual maturities of all marketable securities were less than one year.

4. Balance sheet components

The Company’s accounts receivable, net balance consists of the following:

(in thousands)	December 31, 2019	September 30, 2019
Trade Receivables	$12,475	$11,085
Other Receivables	920	1,313
Allowance for Doubtful Accounts	(341)	(294)

Accounts Receivable, net	$13,054	$12,104

Inventory amounts consist of the following:

(in thousands)	December 31, 2019	September 30, 2019
Raw Materials	$5,248	$4,900
Work-in-process	1,300	1,157
Finished Goods	868	1,273

	$7,416	$7,330

5. Goodwill and intangible assets

There were no changes to the carrying value of goodwill as of December 31, 2019 and September 30, 2019. Total amortization expense related to intangible assets was less than $0.1 million for the three months ended December 31, 2019 and 2018.

The intangible assets balances are presented below:

	December 31, 2019
(in thousands, except for years)	Useful life in years	Gross carrying amount	Accumulated amortization	Net book value
Developed Technology	6	$1,220	$(762)	$458
Tradenames & Trademarks	2	20	(20)	—

Total indefinite-lived intangible assets		$1,240	$(782)	$458

	September 30, 2019
(in thousands, except for years)	Useful life in years	Gross carrying amount	Accumulated amortization	Net book value
Developed Technology	6	$1,220	$(712)	$508
Tradenames & Trademarks	2	20	(20)	—

Total indefinite-lived intangible assets		$1,240	$(732)	$508

6. Commitments and contingencies

Litigation

On February 3, 2016, Agilent filed a lawsuit against the Company and its Chief Executive Officer, Dr. Emily Leproust (the Complaint), in the Superior Court of California, Santa Clara County, or the Court. The Complaint also named Does 1 through 20, which are fictitious placeholder defendants. Agilent’s complaint alleged three claims against Twist and Dr. Leproust: (1) alleged breach of contract, related to the use of confidential information and alleged breach of non-solicitation obligations against Dr. Leproust; (2) alleged breach of a duty of loyalty against Dr. Leproust; and (3) alleged misappropriation of trade secrets under the California Uniform Trade Secrets Act, or CUTSA, against all defendants.

On December 7, 2018, the Court granted Agilent’s motion to amend its complaint, permitting Agilent to file its Second Amended Complaint. This new complaint added amended allegations against the Company and Dr. Leproust, and also new claims for breach of contract and trade secret misappropriation against two individuals: Dr. Siyuan Chen, a current Company employee and Solange Glaize, a former Company employee. The Court also set trial to begin on February 24, 2020.

On February 6, 2020, the Company, Dr. Leproust, Dr. Chen, Ms. Glaize (together, the Twist Group) and Agilent agreed to the terms of a settlement agreement (the Settlement Agreement) pursuant to which the Twist Group and Agilent each agreed to request dismissal of all claims against each other. The Settlement Agreement resolves the litigation initially commenced by the Complaint and contains no admission of liability or wrongdoing. Pursuant to the Settlement Agreement, the Company agreed to pay Agilent $22.5 million in cash within 14 days of the Settlement Agreement. This amount has been accrued in the consolidated financial statements in the three months ended December 31, 2019. In addition, the Twist Group and Agilent each agreed to release the other party from all known and unknown claims related to the claims and counterclaims alleged or that could have been alleged in such litigation or that arise from the facts and events that gave rise to such litigation. Further, Agilent agreed to grant the Company a limited non-exclusive license to use the trade secrets asserted by Agilent in the litigation, which extends to the Company’s supply chain, including its customers, suppliers, distributors and resellers. Agilent also agreed not to sue the Company for the infringement of any Agilent patent issued or pending as of the date of the Settlement Agreement or claim priority thereto, solely to the extent such patents claim a trade secret alleged in the litigation. There is no other covenant or release of claims for patent infringement.

Dismissal of the case with the court is expected in February 2020.

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

Future minimum lease payments under all non-cancelable operating leases as of December 31, 2019 are as follows:

(in thousands)	Operating leases
Years ending September 30:
Remainder of 2020	$6,757
2021	6,687
2022	6,762
2023	6,429
2024	6,388
Thereafter	11,291

Total minimum lease payments	$44,314
Less: imputed interest	(8,404)

Total operating lease liabilities	$35,910
Less: current portion	(8,371)

Operating lease obligations, net of current portion	$27,539

Operating lease expense was $2.0 million for the three months ended December 31, 2019. Cash payments for amounts included in the measurement of operating lease liabilities were $1.9 million for the three months ended December 31, 2019. As of December 31, 2019, the weighted-average remaining lease term was 6.21 years and the weighted-average discount rate was 6.97%.

7. Related party transactions

During the three months ended December 31, 2019 and 2018, the Company purchased raw materials from a related party investor in the amount of $0.7 million and $1.2 million, respectively. Payable balances and cash receipts and receivable balances with the related parties were immaterial as of December 31, 2019 and September 30, 2019.

8. Income taxes

In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that quarter. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate primarily as a result of state taxes, foreign taxes, and changes in the Company’s valuation allowance against its deferred tax assets. For each of the three months ended December 31, 2019 and 2018, the Company recorded an immaterial provision for income taxes.

9. Warrants

Outstanding warrants for the Company’s common stock, issued in connection with its long-term debt agreements, were as follows:

(in thousands, except share and per share data)	Number of shares underlying warrants			Exercise
	December 31, 2019	Issuance date	Expiration date	price per share
Warrant class/series:
Common stock warrants	18,854	December 22, 2015	December 22, 2025	$14.85
Common stock warrants	7,531	March 28, 2016	March 28, 2026	$21.24

Total common stock warrants	26,385

(in thousands, except share and per share data)	Number of shares underlying warrants			Exercise
	September 30, 2019	Issuance date	Expiration date	price per share
Warrant class/series:
Common stock warrants	18,854	December 22, 2015	December 22, 2025	$14.85
Common stock warrants	7,531	March 28, 2016	March 28, 2026	$21.24

Total common stock warrants	26,385

10. Common stock

At-the-Market Offering (the “ATM”)

In December 2019, the Company entered into a sales agreement with Cowen and Company, LLC for the ATM to offer and sell shares of its common stock having an aggregate offering price of up to $50.0 million from time to time. During the three months ended December 31, 2019, the Company sold a total of 96,827 shares of its common stock at a weighted-average price of $23.76 per share and total net proceeds of $2.0 million under the ATM.

11. Stock-based compensation

2018 Equity Incentive Plan

On September 26, 2018, the board of directors adopted the 2018 Equity Incentive Plan (the 2018 Plan) as a successor to the 2013 Stock Plan (the 2013 Plan). The number of shares reserved for issuance under the 2018 Plan upon approval of the plan was 5,856,505 shares of the Company’s common stock, and it increases automatically on the first day of each fiscal year, following the fiscal year in which the 2018 Plan became effective, by a number equal to the least of 999,900 shares, 4% of the shares of common stock outstanding at that time, or such number of shares determined by the Company’s board of directors. As of February 10, 2020, all common shares issuable under the 2018 Plan have been registered pursuant to registration statements on Form S-8.

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

Activity under the equity incentive plans during the three months ended December 31, 2019 is summarized below:

	Shares available	Options outstanding	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at September 30, 2019	1,520,875	3,550,445	$15.99	8.25	$31,997,934
Additional shares authorized	999,900	—
Stock options granted	(935,273)	935,273	$24.08
Stock options exercised	—	(242,382)	$6.95
Stock options forfeited	33,139	(33,139)	$25.94
Restricted stock units granted	(190,786)	—	—
Forfeiture of restricted stock units	3,483	—	—
Shares withheld for payment of taxes	34,792	—	—
Early exercised options repurchased	896	—

Outstanding at December 31, 2019	1,467,026	4,210,197	$18.23	8.51	$22,020,849

Vested or expected to vest at December 31, 2019		4,210,197	$18.23	8.51	$22,020,849
Vested and exercisable at December 31, 2019		1,349,270	$11.32	7.32	$14,339,780

Total stock-based compensation expense recognized was as follows:

	Three months ended December 31,
(in thousands)	2019	2018
Cost of revenues	$360	$251
Research and development	728	300
Selling, general and administrative	2,609	1,313

Total stock-based compensation	$3,697	$1,864

As of December 31, 2019, there was $36.6 million of total unrecognized compensation cost related to non-vested stock options under the equity incentive plans that are expected to be recognized over a weighted average period of 3.43 years.

Restricted Stock Units

Restricted stock primarily consists of restricted stock unit awards (RSUs) which have been granted to employees. The value of an RSU award is based on the Company’s stock price on the date of grant. The shares underlying the RSU awards are not issued until the RSUs vest. Upon vesting, each RSU converts into one share of the Company’s common stock.

Activity with respect to the Company’s restricted stock units during the three months ended December 31, 2019 was as follows:

(in thousands, except share and per share data)	Number of Shares	Weighted average grant date fair value per share	Weighted average remaining contractual term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2019	462,370	$26.16	3.91	$8,959,223
Restricted stock units granted	190,786	$24.11
Restricted stock units vested	(83,956)	$26.36
Restricted stock units forfeited	(3,483)	$29.17

Outstanding at December 31, 2019	565,717	$25.42	3.77	$14,383,146

Expected to vest at December 31, 2019	565,717	$25.42	3.77	$14,383,146

As of December 31, 2019, there was $15.1 million of total unrecognized compensation cost related to these issuances that is expected to be recognized over a weighted average period of 3.78 years.

2018 Employee Stock Purchase Plan

On September 26, 2018, the board of directors adopted the 2018 Employee Stock Purchase Plan (the 2018 ESPP). The number of shares reserved for issuance under the 2018 ESPP upon approval was 275,225 shares of the Company’s common stock, and it increases automatically on the first day of each fiscal year, following the fiscal year in which the 2018 ESPP becomes effective, by a number equal to the least of 249,470 shares, 1% of the shares of common stock outstanding at that time, or such number of shares determined by the Company’s board of directors. The number of shares reserved for issuance as at December 31, 2019 is as follows:

Shares available
Outstanding at September 30, 2019	56,081
Additional shares authorized	249,470

Outstanding at December 31, 2019	305,551

Subject to any plan limitations, the 2018 ESPP allows eligible service providers (through qualified and non-qualified offerings) to contribute, normally through payroll deductions, up to 15% of their earnings for the purchase of the Company’s common stock at a discounted price per share. The offering periods begin in February and August of each year. As of February 10, 2020, all common shares issuable under the 2018 ESPP have been registered pursuant to registration statements on Form S-8.

Unless otherwise determined by the board of directors, the Company’s common stock will be purchased for the accounts of employees participating in the 2018 ESPP at a price per share that is the lesser of 85% of the fair market value of the Company’s common stock on the first trading day of the offering period, or 85% of the fair market value of the Company’s common stock on the last trading day of the offering period. During the three months ended December 31, 2019 and 2018, activity under the 2018 ESPP was immaterial.

12. Net loss per share attributable to common stockholders

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders:

	Three months ended December 31,
(in thousands, except share and per share data)	2019	2018
Numerator:
Net loss attributable to common stockholders	$(55,638)	$(22,639)

Denominator:
Weighted average shares used in computing net loss per share, basic and diluted	32,976,145	19,187,533

Net loss per share attributable to common stockholders, basic and diluted	$(1.69)	$(1.18)

The potentially dilutive common shares that were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented are as follows:

	Three months ended December 31,
(in thousands, except share and per share data)	2019	2018
Shares subject to options to purchase common stock	4,210,197	3,500,040
Unvested restricted shares of common stock	13,635	81,473
Unvested restricted stock units	565,717	395,698
Unvested shares of common stock issued upon early exercise of stock options	32,614	59,548
Shares subject to employee stock purchase plan	79,708	—
Shares subject to warrants to purchase common stock	26,385	74,670

Total	4,928,256	4,111,429

13. Geographic, product and industry information

The table below sets forth revenues by geographic region, based on ship-to destinations. North America consists of Canada, Mexico, and South America; EMEA consists of Europe, the Middle East, and Africa; and APAC consists of Japan, China, South Korea, Singapore, Malaysia, and Australia.

	Three months ended December 31,
(in thousands)	2019	2018
United States	$9,827	$8,569
EMEA	5,941	2,435
APAC	1,241	420
North America	155	68

Total	$17,164	$11,492

The table below sets forth revenues by products.

	Three months ended December 31,
(in thousands)	2019	2018
Synthetic genes	$7,836	$6,511
Oligo pools	1,242	810
DNA libraries	1,057	413
NGS tools	7,029	3,758

Total	$17,164	$11,492

The table below sets forth revenues by industry.

	Three months ended December 31,
(in thousands)	2019	2018
Industrial chemicals	$6,137	$5,346
Academic research	4,951	1,972
Healthcare	5,835	3,981
Agricultural	241	193

Total	$17,164	$11,492

14. Subsequent events

In January 2020, the Company sold 2,142,853 shares of common stock under the ATM for gross proceeds of $47.7 million and net proceeds of $46.0 million after deducting the underwriting discounts and commissions and offering expenses.

*     *     *     *     *

Item 2.	Management’s discussion and analysis of financial condition and results of operations

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 filed with the U.S. Securities and Exchange Commission, or the SEC, on December 12, 2019, or our Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those discussed in the section entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. In preparing this MD&A, we presume that readers have access to and have read the MD&A in our Annual Report on Form 10-K, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K.

Overview

We are a leading and rapidly growing synthetic biology and genomics company that has developed a disruptive DNA synthesis platform to industrialize the engineering of biology. The core of our platform is a proprietary technology that pioneers a new method of manufacturing synthetic DNA by “writing” DNA on a silicon chip. We have combined this technology with proprietary software, scalable commercial infrastructure, and an e-commerce platform to create an integrated technology platform that enables us to achieve high levels of quality, precision, automation, and manufacturing throughput at a significantly lower cost than our competitors. We are leveraging our unique technology to manufacture a broad range of synthetic DNA-based products, including synthetic genes, tools for next-generation sample preparation, and antibody libraries for drug discovery and development.

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

We have leveraged the versatility of our platform to expand our product portfolio into other markets in which we believe we have a competitive advantage. In February 2018, we launched an innovative and comprehensive preparation kit for next generation sequencing, or NGS, at the Advances in Genome Biology and Technology conference. In February 2019, we announced an expansion of NGS product offerings including Twist Fast Hybridization and wash kits. Our kit leverages our platform to precisely synthesize oligo pools and uniformly amplify the desired target DNA segments, accelerating the hybridization process and considerably improving the accuracy of the downstream sequencing analysis. We have also commercialized a custom DNA library solution which enables more effective biologic drug discovery and development for our customers. We believe we can further leverage our platform to develop other proprietary tools, such as our GPCR library and antibody optimization solution, to provide services in biologics drug discovery and early development, from target to Investigational New Drug (IND) application, adding value as a partner to biotech and pharmaceutical companies. We also aim to explore the development of DNA as a digital data storage medium via internal research and industry partnerships. In July 2019, we announced the launch of our 300 nucleotide length oligo pools. These longer oligos are suited for many applications including drug discovery and development, data storage, CRISPR gene editing and protein engineering.

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

In the three months ended December 31, 2019, our net revenues increased sequentially to $17.2 million from net revenues of $15.7 million in the three months ended September 30, 2019. Our net revenues from NGS tools grew to $7.0 million in the three months ended December 31, 2019, from $6.2 million in the three months ended September 30, 2019, due to customers adopting our NGS tools and ramping up of production volume. Our synthetic gene revenue attributable to Ginkgo Bioworks, our largest customer, was $2.1 million in the three months ended December 31, 2019, versus $2.1 million in the three months ended September 30, 2019. Our non-Ginkgo synthetic gene revenue of $5.6 million in the three months ended December 31, 2019 was substantially the same as our non-Gingko synthetic gene revenue of $5.6 million in the three months ended September 30, 2019. Our selling, general and administrative expenses, or SG&A, increased to $26.4 million in the three months ended December 31, 2019 from $24.4 million in the prior three months ended September 30, 2019, due to increases in salary and compensation, stock compensation, and legal costs. Our R&D expenses decreased nominally from $10.5 million in the three months ended September 30, 2019 to $10.3 million in the three months ended December 31, 2019.

As of December 31, 2019, and September 30, 2019, we had $103.1 million and $138.1 million in cash, cash equivalents and short-term investments, respectively.

On February 6, 2020, we, Dr. Leproust, Siyuan Chen, Ph.D., Solange Glaize (together, the “Twist Group”) and Agilent agreed to the terms of a settlement agreement (the “Settlement Agreement”) to resolve all claims and counterclaims initiated with the complaint filed by Agilent in February 2016 (the “Complaint”). Under the terms of the Settlement Agreement, we will pay Agilent $22.5 million within 14 days of the Settlement Agreement. The Settlement Agreement contains no admission of liability or wrongdoing and includes a full release of the claims made against the Twist Group. Each party will bear their own costs and fees. The case is expected to be formally dismissed this month.

Financial overview

The following table summarizes certain selected historical financial results:

	Three months ended December 31,
(in thousands)	2019	2018
Revenues	$17,164	$11,492
Loss from operations	(55,830)	(22,897)
Net loss attributable to common stockholders	(55,638)	(22,639)

Revenues

We generate revenue from sales of synthetic genes, oligo pools, NGS tools, and DNA libraries. Our ability to increase our revenues will depend on our ability to further penetrate the domestic and international markets, launch new products, generate sales through our direct sales force, and over time from our e-commerce platform.

Revenues by geography

We have one reportable segment from the sale of synthetic DNA products. The following table shows our revenues by geography, based on our customers’ shipping addresses. North America consists of Canada, Mexico, and South America; EMEA consists of Europe, the Middle East, and Africa; and APAC consists of Japan, China, South Korea, Singapore, Malaysia, and Australia.

	Three months ended December 31,
(in thousands, except percentages)	2019	%	2018	%
United States	$9,827	57%	$8,569	74%
EMEA	5,941	35%	2,435	21%
APAC	1,241	7%	420	4%
North America	155	1%	68	1%

Total revenues	$17,164	100%	$11,492	100%

Revenues by product

The table below sets forth revenues by product:

	Three months ended December 31,
(in thousands, except percentages)	2019	%	2018	%
Synthetic genes	$7,836	46%	$6,511	56%
Oligo pools	1,242	7%	810	7%
DNA libraries	1,057	6%	413	4%
NGS tools	7,029	41%	3,758	33%

Total revenues	$17,164	100%	$11,492	100%

Revenues by industry

The table below sets forth revenues by industry:

	Three months ended December 31,
(in thousands, except percentages)	2019	%	2018	%
Industrial chemicals	$6,137	36%	5,346	46%
Academic research	4,951	29%	1,972	17%
Healthcare	5,835	34%	3,981	35%
Agriculture	241	1%	193	2%

Total revenues	$17,164	100%	$11,492	100%

Product shipments including synthetic genes

Shipments of all products and number of genes shipped in the three months ended December 31, 2019, September 30, 2019, June 30, 2019, March 31, 2019, December 31, 2018, September 30, 2018, June 30, 2018, and March 31, 2018 were as follows:

	Three months ended
(in thousands, except shipments)	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Number of genes shipped	79,851	80,022	68,069	69,087	71,246	70,820	60,252	71,246
Number of shipments	6,154	5,631	5,151	3,909	2,943	2,229	1,694	1,251

Comparison of the three months ended December 31, 2019 and 2018

Revenues

	Three months ended December 31,
(in thousands, except percentages)	2019	2018	Change	%
Revenues	$17,164	$11,492	$5,672	49%

Revenues increased from $11.5 million to $17.2 million in the three months ended December 31, 2019, which was an increase of $5.7 million, or 49%, over the three months ended December 31, 2018. The revenue increase reflects growth in synthetic genes revenue of $1.3 million and NGS tools revenue of $3.3 million. The primary increase in synthetic genes revenue is due to the introduction of our new 5.0KB gene product and customers purchasing our 3.0KB genes. In the three months ended December 31, 2019, we shipped 79,851 genes compared to 71,246 genes in the three months ended December 31, 2018, an increase of 12%. Synthetic gene pricing to our customers was relatively constant period-over-period, but the product mix changed with the introduction of our 5.0KB gene product and customers purchasing our 3.0KB genes. The primary reason for NGS tools revenue growth was the adoption of our product by a larger customer base. We do not believe that pricing changes had a meaningful impact on the revenue changes for NGS tools period-over-period.

Cost of revenues

	Three months ended December 31,
(in thousands, except percentages)	2019	2018	Change	%
Cost of revenues	$13,792	$11,857	$1,935	16%

In the three months ended December 31, 2019, cost of revenue increased to $13.8 million from $11.9 million in the three months ended December 31, 2018. The increase was primarily due to payroll and stock compensation related expense increase of $0.7 million, increase of consumption of reagents and production materials of $0.5 million, and facilities and information technology cost increase of $0.6 million.

Research and development expenses

	Three months ended December 31,
(in thousands, except percentages)	2019	2018	Change	%
Research and development	$10,297	$7,273	$3,024	42%

In the three months ended December 31, 2019, research and development expenses increased to $10.3 million from $7.3 million in the three months ended December 31, 2018. The increase was primarily due to expanding our DNA synthesis R&D capabilities which includes increase in payroll and stock compensation expense of $1.9 million, outside services of $0.8 million and facilities and information technology cost increase of $0.6 million.

Selling, general and administrative

	Three months ended December 31,
(in thousands, except percentages)	2019	2018	Change	%
Selling, general and administrative	$26,405	$15,259	$11,146	73%

In the three months ended December 31, 2019, selling, general and administrative expenses increased to $26.4 million from $15.3 million in the three months ended December 31, 2018, primarily due to increases in payroll expenses related to increased headcount, professional and legal expenses, stock compensation expenses and rent expense. Salaries and related costs increased by $4.4 million due to a $3 million increase in salaries and benefits mainly associated with expanding our commercial organization, and increased stock-based compensation by $1.3 million. Rent expense increased by $1.7 million. Professional services expenses increased by $4.7 million, which includes legal fees increase of $5 million offset by decrease of consulting fees by $0.3 million.

Litigation settlement

	Three months ended December 31,
(in thousands, except percentages)	2019	2018	Change	%
Litigation settlement	$22,500	$—	$22,500	100%

On February 6, 2020, we, Dr. Leproust, Dr. Chen, Ms. Glaize, and Agilent agreed to the terms of the Settlement Agreement in which we will pay Agilent $22.5 million within 14 days of the Settlement Agreement to resolve all claims and counterclaims initiated with the Complaint. This expense has been accrued in the consolidated financial statements in the three months ended December 31, 2019.

Interest, and other income (expense), net

	Three months ended December 31,
(in thousands, except percentages)	2019	2018	Change	%
Interest income	$564	$664	$(100)	(15)%
Interest expense	(248)	(348)	100	(29)%
Other income (expense)	(87)	(15)	(72)	480%

Total interest and other income (expense), net	$229	$301	$(72)	(24)%

Interest income was $0.6 million in the three months ended December 31, 2019 and $0.7 million in the three months ended December 31, 2018, resulting from our short-term investments. Interest expense was $0.2 million in the three months ended December 31, 2019 and $0.3 million in the three months ended December 31, 2018 related to our outstanding debt.

Provision for income taxes

	Three months ended December 31,
(in thousands, except percentages)	2019	2018	Change	%
Provision for income taxes	$37	$43	$(6)	14%

We recorded income tax expense of less than $0.1 million in the three months ended December 31, 2019.

Liquidity and capital resources

As of December 31, 2019, our principal sources of liquidity were $103.1 million of cash, cash equivalents and short-term investments, which primarily consist of short-term, investment-grade commercial paper and U.S. government treasury bills.

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

Operating capital requirements

Our primary uses of capital are, and we expect will continue to be for the near future, working capital, compensation and related expenses, manufacturing costs, laboratory and related supplies, legal and other regulatory expenses and general overhead costs. As of December 31, 2019, we had $2.3 million in commitments for capital expenditures.

Cash flows

The following table summarizes our sources and uses of cash and cash equivalents:

	Three months ended December 31,
(in thousands)	2019	2018
Net cash used in operating activities	$(34,914)	$(21,684)
Net cash provided by (used in) investing activities	12,405	(65,757)
Net cash provided by financing activities	2,057	72,999

Operating activities

Net cash used in operating activities was $34.9 million in the three months ended December 31, 2019, and consisted primarily of a net loss of $55.6 million adjusted for non-cash items including depreciation and amortization expenses of $1.5 million, stock-based compensation expense of $3.7 million, litigation settlement of $22.5 million, and a change in operating assets and liabilities of $7.2 million.

Net cash used in operating activities was $21.7 million in the three months ended December 31, 2018, and consisted primarily of a net loss of $22.6 million adjusted for non-cash items including depreciation and amortization expenses of $1.6 million, stock-based compensation expense of $1.9 million, a change in operating assets and liabilities of $2.6 million.

Investing activities

In the three months ended December 31, 2019, our investing activities provided net cash of $12.4 million. The net cash provided resulted primarily from the net impact of purchases and maturity of investments, and purchases of laboratory property, equipment, and computers.

In the three months ended December 31, 2018, our investing activities used net cash of approximately $65.8 million. The use of net cash resulted primarily from the net impact of purchases and maturity of investments, and purchases of laboratory property, equipment and computers.

Financing activities

Net cash provided by financing activities was $2.1 million in the three months ended December 31, 2019, which consisted of $2.0 million in proceeds from ATM offering, net of underwriting discounts and commissions and offering expenses, and $1.7 million from the exercise of stock options, offset by $0.8 million in principal payments on long term debt and $0.8 million in repurchases of common stock for income tax withholdings.

Net cash provided by financing activities was $73.0 million in the three months ended December 31, 2018, which consisted of $72.8 million in proceeds from initial public offering, net of underwriting discounts and commissions and offering expenses, and $0.2 million from the issuance of common stock and exercise of stock options.

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

Our revenue is generated through the sale of synthetic biology tools, such as synthetic genes, or clonal genes and fragments, oligonucleotide pools, or oligo pools, NGS tools and DNA libraries. We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.

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

Leases

We determine if an arrangement is a lease at inception primarily based on the determination of the party responsible for directing the use of an underlying asset within a contract. Operating leases are included in operating lease right-of-use assets and operating lease liabilities in our consolidated balance sheets. Lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.

Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, we use our incremental borrowing rate based on the information available at the lease commencement date which includes significant assumptions made by us including our estimated credit rating, annual percentage yields from corporate debt financings of companies of similar size and credit rating over a loan term approximating the remaining term of each lease, and government bond yields for terms approximating the remaining term of each lease in countries where the leased assets are located. Operating lease right-of-use assets also include any lease payments made prior to the lease commencement date and exclude any lease incentives paid or payable at the lease commencement date. Lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise any such options. Lease expense is recognized on a straight-line basis over the expected lease term.

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

Interest rates risk

We had cash and cash equivalents totaling $26.0 million and $46.7 million as of December 31, 2019 and September 30, 2019, respectively. We had short-term investments of $77.1 million and $91.4 million as of December 31, 2019 and September 30, 2019, 2019, respectively. Our cash and cash equivalents consist of cash in bank accounts and money market funds, and short-term investments consist of U.S. government agency bonds, corporate bonds, and commercial paper. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio. Therefore, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

(a) Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019 as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by the Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 3, 2016, Agilent filed a lawsuit against us and our Chief Executive Officer, Dr. Emily Leproust (the Complaint), in the Superior Court of California, Santa Clara County, or the Court. The Complaint also named Does 1 through 20, which are fictitious placeholder defendants. Agilent’s complaint alleged three claims against Twist and Dr. Leproust: (1) alleged breach of contract, related to the use of confidential information and alleged breach of non-solicitation obligations against Dr. Leproust; (2) alleged breach of a duty of loyalty against Dr. Leproust; and (3) alleged misappropriation of trade secrets under the California Uniform Trade Secrets Act, or CUTSA, against all defendants.

On December 7, 2018, the Court granted Agilent’s motion to amend its complaint, permitting Agilent to file its Second Amended Complaint. This new complaint added amended allegations against us and Dr. Leproust, and also new claims for breach of contract and trade secret misappropriation against two individuals: Dr. Siyuan Chen, a current Company employee and Solange Glaize, a former Company employee. The Court also set trial to begin on February 24, 2020.

On February 6, 2020, we, Dr. Leproust, Dr. Chen, Ms. Glaize (together, the Twist Group) and Agilent agreed to the terms of a settlement agreement (the Settlement Agreement) pursuant to which the Twist Group and Agilent each agreed to request dismissal of all claims against each other. The Settlement Agreement resolves the litigation initially commenced by the Complaint and contains no admission of liability or wrongdoing. Pursuant to the Settlement Agreement, we agreed to pay Agilent $22.5 million in cash within 14 days of the Settlement Agreement. This amount has been accrued in the consolidated financial statements in the three months ended December 31, 2019. In addition, the Twist Group and Agilent each agreed to release the other party from all known and unknown claims related to the claims and counterclaims alleged or that could have been alleged in such litigation or that arise from the facts and events that gave rise to such litigation. Further, Agilent agreed to grant us a limited non-exclusive license to use the trade secrets asserted by Agilent in the litigation, which extends to the our supply chain, including its customers, suppliers, distributors and resellers. Agilent also agreed not to sue us for the infringement of any Agilent patent issued or pending as of the date of the Settlement Agreement or claim priority thereto, solely to the extent such patents claim a trade secret alleged in the litigation. There is no other covenant or release of claims for patent infringement.

Dismissal of the case with the court is expected in February 2020.

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

We have incurred net losses each year since inception and have generated limited revenue from product sales to date. We expect to incur increasing costs as we grow our business. We cannot be certain if or when we will produce sufficient revenue from our operations to support our costs. Even if profitability is achieved, we may not be able to sustain profitability. We incurred net losses of $107.7 million, $71.2 million and $59.3 million for the years ended September 30, 2019, 2018 and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $374.2 million. We expect to incur substantial losses and negative cash flow for the foreseeable future. We may incur significant losses in the future for a number of reasons, many of which are beyond our control, including the other risks described in this Form 10-Q, the market acceptance of our products, future product development, and our market penetration and margins.

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

We currently generate a growing portion of our revenue through sales on our e-commerce platform. As part of our growth strategy, we intend to increase the level of customer traffic and volume of customer purchases through our e-commerce platform which we formally launched to the general public in January 2018. We manage our website and e-commerce platform internally and as a result any compromise of our security or misappropriation of proprietary information could have a material adverse effect on our business, financial condition and results of operations. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure Internet transmission of confidential information, such as credit and other proprietary information. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the technology used by us to protect customer transaction data. Anyone who is able to circumvent our security measures could misappropriate proprietary information or cause material interruptions in our operations. We may be required to expend significant capital and other resources to protect against security breaches or to minimize problems caused by security breaches. To the extent that our activities or the activities of others involve the storage and transmission of proprietary information, security breaches could damage our reputation and expose us to a risk of loss and/or litigation. Our security measures may not prevent security breaches. Our failure to prevent these security breaches may result in consumer distrust and may adversely affect our business, results of operations and financial condition.

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

A substantial portion of our manufacturing takes place at our headquarters. If regulatory, manufacturing, or other problems require us to discontinue production at this facility, we will not be able to manufacture our synthetic genes, oligo pools or NGS tool or create our DNA libraries, which would adversely impact our business. If this facility or the equipment in it is significantly damaged or destroyed by fire, flood, power loss, or similar events, we may not be able to quickly or inexpensively replace our manufacturing capacity or replace the facility at all. In the event of a temporary or protracted loss of this facility or equipment, we might not be able to transfer manufacturing to another third party. Even if we could transfer manufacturing from one facility to another, the shift would likely be expensive and time-consuming, particularly if we were to maintain the current manufacturing standards procedures at such alternative facility.

Natural disasters, public health crises, political crises, and other catastrophic events or other events outside of our control may damage our facilities or the facilities of third parties on which we depend, and could impact our ability to sell products.

Our headquarters in South San Francisco is located near known earthquake fault zones and is vulnerable to damage from earthquakes. An earthquake or other natural disaster or power shortages or outages could disrupt operations or impair critical systems at our headquarters or at any of our other facilities throughout the world. We, our suppliers, third-party service providers and customers are vulnerable to damage from natural disasters, including fire, floods or monsoons, power loss, communications failures, public health crises, such as pandemics and epidemics, political crises, such as terrorism, war, political instability or other conflict and similar events. For example, in December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. The extent to which the novel coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the novel coronavirus and the actions to contain the novel coronavirus or treat its impact, among others. If any disaster were to occur, our ability to operate our business at any of our facilities could be seriously, or potentially completely, impaired. In addition, the nature of our activities could cause significant delays in our research programs and commercial activities and make it difficult for us to recover from a disaster. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions. Accordingly, an earthquake or other disaster could materially and adversely harm our ability to conduct business.

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

During our fiscal years ended September 30, 2019, 2018 and 2017, and in the three months ended December 31, 2019, 34%, 31%, 23% and 43% respectively, of our revenue was generated from customers located outside of the United States. In connection with our growth strategy, we intend to further expand in international markets. Conducting and launching operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones and consumes significant management resources. If we fail to coordinate and manage these activities effectively, our business, financial condition or results of operations could be adversely affected. International sales entail a variety of risks, including longer payment cycles and difficulties in collecting accounts receivable outside of the United States, currency exchange fluctuations, challenges in staffing and managing foreign operations, tariffs and other trade barriers, unexpected changes in legislative or regulatory requirements of foreign countries into which we sell our products, difficulties in obtaining export licenses or in overcoming other trade barriers, laws and business practices favoring local companies, political and economic instability, difficulties protecting or procuring intellectual property rights, and restrictions resulting in delivery delays and significant taxes or other burdens of complying with a variety of foreign laws.

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

As of December 31, 2019, we own 14 issued U.S. patents and 5 issued international patents; three in China, one in Taiwan, and one in Eurasia. There are 171 pending patent applications, including 58 in the United States, 105 international applications and eight applications filed under the Patent Cooperation Treaty. Additionally, we have exclusively licensed a patent portfolio containing six issued patents, including one U.S. patent and five international patents, and nine pending applications, including one in the U.S. and eight international applications. We rely on a combination of patent rights, copyrights and trade secrets to protect the proprietary elements of our products. Our policy is to file patent applications to protect technology, inventions and improvements that are important to our business.

Several patent applications covering our technologies have been filed recently. We cannot offer any assurances about which, if any, patents will issue, the breadth of any such patent, or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. Any successful opposition to these patents or any other patents owned by or, if applicable in the future, licensed to us could deprive us of rights necessary for the practice of our technologies or the successful commercialization of products that we may develop. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to our technologies or products. Furthermore, an interference proceeding can be provoked by a third party or instituted by the U.S. Patent and Trademark Office, or the USPTO, to determine who was the first to invent any of the subject matter covered by the patent claims of our applications.

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

We may also be subject to claims that former employees, collaborators or other third parties have an ownership interest in our patents or other intellectual property. We were recently involved in litigation of this kind with Agilent. While we have settled this dispute, there can be no assurance that future litigation will not be initiated by the parties. Some of our employees were previously employed at universities or biotechnology or biopharmaceutical companies, including our competitors or potential competitors. We may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights. A loss of key research personnel or their work product could hamper our ability to commercialize, or prevent us from commercializing, our products and technologies. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and distraction to management and other employees.

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

Factors that could cause the market price of our common stock to fluctuate significantly include:

•	actual or anticipated fluctuations in our financial condition and operating results, including fluctuations in our quarterly and annual results;

•	announcements of technological innovations by us or our competitors;

•	overall conditions in our industry and the markets in which we operate;

•	addition or loss of significant customers, or other developments with respect to significant customers;

•	changes in laws or regulations applicable to our products;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	competition from existing products or new products that may emerge;

•	issuance of new or updated research or reports by securities analysts;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	disputes or other developments related to proprietary rights, including patents, litigation matters, and our ability to obtain intellectual property protection for our technologies;

•	announcement or expectation of additional financing efforts;

•	sales of our common stock by us or our stockholders;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	the expiration of contractual lock-up agreements with our executive officers, directors and stockholders; and

•	general economic and market conditions.

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

Sales of unregistered securities

None.

Use of proceeds from public offering of common stock

On October 30, 2018, our registration statement on Form S-1 (Registration No. 333-227672) was declared effective by the SEC for our initial public offering pursuant to which we registered an aggregate of 5,000,000 shares of our common stock at an initial public offering price of $14.00 per share for an aggregate price of $70.0 million. Sale of an additional 750,000 shares was registered upon exercise of the underwriters’ option to purchase additional shares at an offering price of $14.00 per share for an aggregate price of approximately $10.5 million. The underwriters of the offering were J.P. Morgan Securities LLC, Cowen and Company, LLC, Allen & Company LLC, and Robert W. Baird & Co Incorporated. We paid the underwriters of our initial public offering underwriting discounts and commissions totaling $5.6 million, also, we incurred $5.3 million in offering costs. Thus, the net offering proceeds, after deducting underwriting discounts and commissions and offering expenses, were $69.6 million.

We have begun using and intend to use the net proceeds from this offering primarily to (i) improve and update our platform and core technologies, (ii) expand our sales and marketing capabilities in the United States and other geographies, including China, (iii) continue to expand in the pharmaceutical biologics drug discovery and DNA data storage markets, (iv) establish our operations in China, and (v) for working capital and general corporate purposes. While we have no current agreements, commitments or understandings for any specific strategic acquisitions or in-licenses at this time, we may use a portion of the net proceeds for these purposes.

Item 3.	Defaults upon senior securities

None.

Item 4.	Mine safety disclosures

Not applicable.

Item 5.	Other information

None

Item 6.	Exhibits

Exhibit Number	Description	Filed / Furnished / Incorporated from Form

10.1	Settlement Agreement among Agilent Technologies, Inc., Twist Bioscience Corp., Emily Leproust, Siyuan Chen and Solange Glaize, dated February 6, 2020	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by President and Chief Executive Officer.	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by President and Chief Financial Officer.	Filed herewith

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by President and Chief Executive Officer.	Furnished herewith

32.2†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by President and Chief Executive Officer.	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

February 10, 2020	Twist Bioscience Corporation

	By:	/s/ James M. Thorburn
James M. Thorburn
Chief Financial Officer