Form 10-Q
period 2020-03-31
Twist Bioscience Corp
filed 2020-05-13
CIK 1581280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒

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

The number of shares of the Registrant’s common stock outstanding as of May 8, 2020, was 40,978,695.

TWIST BIOSCIENCE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2020

i

Forward-looking statements

This Quarterly Report on Form 10-Q for the Quarter ended March 31, 2020, or Form 10-Q, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The words “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” and variations of such words and similar expressions are intended to identify such forward-looking statements, which may include, but are not limited to, statements concerning the following:

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

•

the effects of natural or man-made catastrophic events, including those resulting from the novel strain of coronavirus that causes coronavirus disease 2019 (COVID-19) that was first identified in Wuhan, China;

•	the effectiveness of our internal controls;

•	changes in government regulation affecting our business;

•	uncertainty as to economic and market conditions and the impact of adverse economic conditions; and

•	other risk factors included under the section titled “Risk Factors.”

You should not rely upon forward-looking statements as predictions of future events. Such statements are based on management’s expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results, events or circumstances to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include the impact of the recent COVID-19 pandemic and those described throughout this report and particularly in the sections entitled “Risk factors” and “Management’s discussion and analysis of financial condition and results of operations.” Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Readers are urged to carefully review and consider all of the information in this Form 10-Q and in other documents we file from time to time with the Securities and Exchange Commission, or SEC. We undertake no obligation to update any forward-looking statements made in this Form 10-Q to reflect events or circumstances after the date of this filing or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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

PART I. Financial information

Item 1.	Financial statements

Twist Bioscience Corporation

Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except share and per share data)	March 31, 2020	September 30, 2019
Assets
Current assets
Cash and cash equivalents	$184,395	$46,735
Short-term investments	45,669	91,372
Accounts receivable, net	14,831	12,104
Inventories	10,764	7,330
Prepaid expenses and other current assets	4,546	2,594

Total current assets	$260,205	$160,135
Property and equipment, net	23,266	20,835
Operating lease right-of-use assets	35,853	—
Goodwill	1,138	1,138
Intangible assets, net	407	508
Restricted cash, non-current	579	579
Other non-current assets	2,424	3,799

Total assets	$323,872	$186,994

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$6,932	$9,760
Accrued expenses	3,491	5,965
Accrued compensation	8,625	10,479
Current portion of operating lease liabilities	7,777	—
Current portion of long-term debt	3,333	3,333
Other current liabilities	52	817

Total current liabilities	$30,210	$30,354
Operating lease liabilities, net of current portion	26,440	—
Long-term debt, net of current portion	2,925	4,400
Other non-current liabilities	95	158

Total liabilities	$59,670	$34,912

Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.00001 par value—10,000,000 shares authorized; no shares issued or outstanding	$—	$—
Common stock, $0.00001 par value—100,000,000 shares authorized; 40,970,157 and 32,872,675 shares issued and outstanding as of March 31, 2020 and September 30, 2019, respectively	$—	$—
Additional paid-in capital	669,919	470,425
Accumulated other comprehensive income	213	181
Accumulated deficit	(405,930)	(318,524)

Total stockholders’ equity	$264,202	$152,082

Total liabilities and stockholders’ equity	$323,872	$186,994

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three months ended March 31,		Six months ended March 31,
(In thousands, except share and per share data)	2020	2019	2020	2019
Revenues	$19,297	$13,557	$36,461	$25,049
Operating expenses:
Cost of revenues	$13,564	$11,789	$27,356	$23,646
Research and development	10,629	8,907	20,926	16,180
Selling, general and administrative	27,190	19,124	53,595	34,383
Litigation settlement	—	—	22,500	—

Total operating expenses	$51,383	$39,820	$124,377	$74,209

Loss from operations	$(32,086)	$(26,263)	$(87,916)	$(49,160)

Interest income	576	775	1,140	1,439
Interest expense	(215)	(340)	(463)	(688)
Other income (expense), net	18	(21)	(69)	(36)

Loss before income taxes	$(31,707)	$(25,849)	$(87,308)	$(48,445)
Provision for income taxes	(61)	(84)	(98)	(127)

Net loss attributable to common stockholders	$(31,768)	$(25,933)	$(87,406)	$(48,572)

Other comprehensive loss:
Change in unrealized gain on investments	12	20	27	13
Foreign currency translation adjustment	11	(180)	5	(236)

Comprehensive loss	$(31,745)	$(26,093)	$(87,374)	$(48,795)

Net loss per share attributable to common stockholders—basic and diluted	$(0.85)	$(0.93)	$(2.49)	$(2.06)

Weighted average shares used in computing net loss per share attributable to common stockholders—basic and diluted	37,163,684	27,891,700	35,058,473	23,539,617

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) (unaudited)

	Series A convertible preferred stock		Series B convertible preferred stock		Series C convertible preferred stock		Series D convertible preferred stock		Common stock		Additional paid-in capital	Other comprehensive income	Accumulated deficit	Total stockholders’ equity (deficit)
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of December 31, 2019	—	$—	—	$—	—	$—	—	$—	33,260,761	$—	$477,053	$190	$(374,162)	$103,081

Issuance of common stock in public offerings, net of underwriting discounts and commissions and offering expenses of $11,030	—	—	—	—	—	—	—	—	7,482,138	—	186,150	—	—	186,150
Vesting of restricted stock units	—	—	—	—	—	—	—	—	35,014	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	146,517	—	1,387	—	—	1,387
Issuance of shares under the employee stock purchase plan	—	—	—	—	—	—	—	—	58,338	—	1,522	—	—	1,522
Repurchases of common stock for income tax withholding	—	—	—	—	—	—	—	—	(12,611)	—	(390)	—	—	(390)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	4,197	—	—	4,197
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	23	—	23
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(31,768)	(31,768)

Balances as of March 31, 2020	—	$—	—	$—	—	$—	—	$—	40,970,157	$—	$669,919	$213	$(405,930)	$264,202

	Series A convertible preferred stock		Series B convertible preferred stock		Series C convertible preferred stock		Series D convertible preferred stock		Common stock		Additional paid-in capital	Other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity (deficit)
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of December 31, 2018	—	$—	—	$—	—	$—	—	$—	28,012,874	$—	$372,066	$24	$(233,494)	$138,596

Exercise of stock options	—	—	—	—	—	—	—	—	11,178	—	66	—	—	66
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	2,911	—	—	2,911
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	—	(160)	—	(160)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(25,933)	(25,933)

Balances as of March 31, 2019	—	$—	—	$—	—	$—	—	$—	28,024,052	$—	$375,043	$(136)	$(259,427)	$115,480

	Series A convertible preferred stock		Series B convertible preferred stock		Series C convertible preferred stock		Series D convertible preferred stock		Common stock		Additional paid-in	Other comprehensive	Accumulated	Total stockholders’ equity
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	income	deficit	(deficit)
Balances as of September 30, 2019	—	$—	—	$—	—	$—	—	$—	32,872,675	$—	$470,425	$181	$(318,524)	$152,082

Issuance of common stock in public offerings, net of underwriting discounts and commissions and offering expenses of $11,306	—	—	—	—	—	—	—	—	7,578,965	—	188,174	—	—	188,174
Vesting of restricted stock units	—	—	—	—	—	—	—	—	119,579	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	388,899	—	3,102	—	—	3,102
Issuance of shares under the employee stock purchase plan	—	—	—	—	—	—	—	—	58,338	—	1,522	—	—	1,522
Repurchases of early exercised stock options	—	—	—	—	—	—	—	—	(896)	—	—	—	—	—
Repurchases of common stock for income tax withholding	—	—	—	—	—	—	—	—	(47,403)	—	(1,198)	—	—	(1,198)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	7,894	—	—	7,894
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	32	—	32
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(87,406)	(87,406)

Balances as of March 31, 2020	—	$—	—	$—	—	$—	—	$—	40,970,157	$—	$669,919	$213	$(405,930)	$264,202

	Series A convertible preferred stock		Series B convertible preferred stock		Series C convertible preferred stock		Series D convertible preferred stock		Common stock		Additional paid-in	Other comprehensive	Accumulated	Total stockholders’ equity
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	income	deficit	(deficit)
Balances as of September 30, 2018	2,817,723	$9,141	3,315,645	$25,900	2,491,483	$36,726	10,326,454	$218,716	3,206,048	$—	$9,346	$87	$(210,855)	$(201,422)

Issuance of common stock in public offering, net of underwriting discounts, commissions and offering expenses of $10,903	—	—	—	—	—	—	—	—	5,750,000	—	69,597	—	—	69,597
Exercise of stock options	—	—	—	—	—	—	—	—	60,019	—	232	—	—	232
Conversion of redeemable convertible preferred stock warrant liability to equity	—	—	—	—	—	—	—	—	—	—	631	—	—	631
Conversion of redeemable convertible preferred stock to common stock	(2,817,723)	(9,141)	(3,315,645)	(25,900)	(2,491,483)	(36,726)	(10,326,454)	(218,716)	18,951,305	—	290,462	—	—	290,462
Repurchases of early exercised stock options	—	—	—	—	—	—	—	—	(442)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	4,775	—	—	4,775
Net exercise of stock warrants	—	—	—	—	—	—	—	—	57,122	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	—	(223)	—	(223)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(48,572)	(48,572)

Balances as of March 31, 2019	—	$—	—	$—	—	$—	—	$—	28,024,052	$—	$375,043	$(136)	$(259,427)	$115,480

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six months ended March 31,
(in thousands)	2020	2019
Cash flows from operating activities
Net loss	$(87,406)	$(48,572)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,064	3,035
Loss on disposal of property and equipment	—	8
Non-cash lease expense	(227)	—
Stock-based compensation	7,894	4,775
Discount accretion on investment securities	(232)	(521)
Non-cash interest expense	87	125
Amortization of debt discount	105	152
Changes in assets and liabilities:
Accounts receivable, net	(2,727)	(2,579)
Inventories	(3,433)	1,579
Prepaid expenses and other current assets	(1,953)	(731)
Other non-current assets	(196)	(191)
Accounts payable	(3,075)	(2,017)
Accrued expenses	(3,037)	658
Accrued compensation	(1,848)	2,035
Other liabilities	(601)	(253)

Net cash used in operating activities	(93,585)	(42,497)

Cash flows from investing activities
Purchases of property and equipment	(4,795)	(5,692)
Purchases of investments	(6,537)	(86,625)
Proceeds from maturity of investments	52,500	11,400

Net cash provided by (used in) investing activities	41,168	(80,917)

Cash flows from financing activities
Proceeds from exercise of stock options	3,061	245
Proceeds from public offerings, net of underwriting discounts and commissions and offering expenses	188,376	71,953
Proceeds from issuance of common stock under employee stock purchase plan	1,522	—
Repayments of long-term debt	(1,667)	(833)
Repurchases of common stock for income tax withholding	(1,198)	—

Net cash provided by financing activities	190,094	71,365

Effect of exchange rates on cash, cash equivalents and restricted cash	(18)	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	137,659	(52,049)
Cash, cash equivalents, and restricted cash at beginning of period	47,398	81,537

Cash, cash equivalents, and restricted cash at end of period	185,057	29,488

Supplemental disclosure of cash flow information
Interest paid	271	413
Income taxes paid, net of refunds	120	161
Non-cash investing and financing activities
Property and equipment additions included in accounts payable and accrued expenses	774	186
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	2,833	—
Offering expenses included in accounts payable and accrued expenses	203	20
Conversion of redeemable convertible preferred stock warrant liability to equity	—	631
Conversion of redeemable convertible preferred stock to common stock	—	290,462

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

The Company has generated net losses in all periods since its inception. As of March 31, 2020, the Company had an accumulated deficit of $405.9 million and has not generated positive cash flows from operations since inception. Losses are expected to continue as the Company continues to invest in product development, manufacturing, and sales and marketing.

The Company has raised multiple rounds of equity and debt financing since its inception. In October 2018, the Company completed an initial public offering (IPO) of its common stock which raised proceeds of $69.6 million, after deducting underwriting discounts and commissions and offering expenses. In May 2019, the Company completed an underwritten public offering of its common stock with proceeds of $84.3 million, after deducting underwriting discounts and commissions and offering expenses. In December 2019 and January 2020, the Company completed an at-the-market offering of its common stock with proceeds of $48.0 million, after deducting underwriting discounts and commissions and offering expenses. In February 2020, the Company completed an underwritten public offering of its common stock with proceeds of $140.2 million, after deducting underwriting discounts and commissions and offering expenses. Management believes that these proceeds combined with existing cash balances on hand will be sufficient to fund operations for at least one year from the issuance of these unaudited condensed consolidated financial statements. However, the Company may need to obtain additional financing to fund operations beyond this period, and there can be no assurance that it will be successful in raising additional financing on terms which are acceptable to the Company.

If the Company requires but is unable to obtain additional funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.

COVID-19 considerations

In March 2020, the World Health Organization declared the COVID-19 outbreak to be a pandemic. During the three and six months ended March 31, 2020, financial results of the Company were not significantly affected by the COVID-19 outbreak. The Company has considered all information available as of the date of issuance of these financial statements and the Company is not aware of any specific events or circumstances that would require an update to its estimates or judgments, or a revision to the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information becomes available. The extent to which the COVID-19 outbreak affects the Company’s future financial results and operations will depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the outbreak, and current or future domestic and international actions to contain it and treat it.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law. The Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. These provisions are not expected to have a material effect on the Company’s unaudited consolidated consolidated financial statements.

2. Summary of significant accounting policies

Basis of presentation and use of estimates

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2019 (the Annual Report on Form 10-K) dated December 12, 2019. The condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements. The condensed consolidated balance sheet at September 30, 2019 is derived from audited consolidated financial statements but does not include all disclosures required by GAAP. The operating results for the three and six months ended March 31, 2020 are not necessarily indicative of the results expected for the full year ending September 30, 2020.

The following table provides a reconciliation of the Company’s cash and cash equivalents, current portion of restricted cash and non-current portion of restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash shown in the Company’s condensed consolidated statements of cash flows:

(in thousands)	March 31, 2020	September 30, 2019
Cash and cash equivalents	$184,395	$46,735
Restricted cash, current (within prepaid expenses and other current assets)	83	84
Restricted cash, non-current	579	579

Total cash, cash equivalents and restricted cash	$185,057	$47,398

The presentation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company’s unaudited condensed consolidated financial statements include its wholly-owned subsidiaries. All intercompany balances and accounts are eliminated in consolidation.

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

Recent accounting pronouncements

Recently adopted accounting pronouncements – Leases

In February 2016, the Financial Accounting Standards Board (FASB) issued new lease accounting guidance in Accounting Standard Update (ASU) 2016-02, Leases, and in July 2018 issued ASU 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Leases (Topic 842): Targeted Improvements (the foregoing ASUs collectively referred to as Topic 842). Under the new guidance, lessees are required to recognize for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

On October 1, 2019, the Company adopted Topic 842 using the modified retrospective approach. The adoption had a material effect on the condensed consolidated balance sheets, but did not have a material effect on the condensed consolidated statements of operations and comprehensive loss. Prior period amounts were not adjusted and continue to be reported in accordance with the previous accounting under FASB Accounting Standards Codification (ASC) Topic 840, Leases. The Company elected the package of practical expedients permitted under the transition guidance which, among other things, allows carrying forward the historical classification of existing leases as of October 1, 2019.

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

Recently issued accounting pronouncements not yet adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard requires entities to use the new “expected credit loss” impairment model for most financial assets measured at amortized cost, including trade and other receivables and held-to-maturity debt securities, and modifies the impairment model for available-for-sale debt securities. For entities eligible to be a smaller reporting company as of November 15, 2019, the standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early application is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies the subsequent measurement of goodwill. The ASU eliminates step 2 from the goodwill impairment test, including for reporting units with a zero or negative carrying amount that fail a qualitative test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This ASU should be applied on a prospective basis. For entities eligible to be a smaller reporting company as of November 15, 2019, this ASU is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2022. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has not yet determined whether it will early adopt this ASU.

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

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and September 30, 2019 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value.

	March 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Fair value
Assets
Cash	$16,275	$—	$—	$16,275
Money market funds	168,120	—	—	168,120
Corporate bonds	—	4,504	—	4,504
Commercial paper	—	6,588	—	6,588
U.S. government treasury bills	34,577	—	—	34,577

Totals	$218,972	$11,092	$—	$230,064

	September 30, 2019
(in thousands)	Level 1	Level 2	Level 3	Fair value
Assets
Cash	$19,344	$—	$—	$19,344
Money market funds	27,390	—	—	27,390
Corporate bonds	—	8,530	—	8,530
Commercial paper	—	28,361	—	28,361
U.S. government treasury bills	54,482	—	—	54,482

Totals	$101,216	$36,891	$—	$138,107

As of March 31, 2020 and September 30, 2019, gross unrealized gains and unrealized losses for cash equivalents and short-term investments were not material, and the contractual maturities of all marketable securities were less than one year.

4. Balance sheet components

The Company’s accounts receivable, net balance consists of the following:

(in thousands)	March 31, 2020	September 30, 2019
Trade Receivables	$13,759	$11,085
Other Receivables	1,391	1,313
Allowance for Doubtful Accounts	(319)	(294)

Accounts Receivable, net	$14,831	$12,104

Inventory amounts consist of the following:

(in thousands)	March 31, 2020	September 30, 2019
Raw Materials	$6,936	$4,900
Work-in-process	1,807	1,157
Finished Goods	2,021	1,273

	$10,764	$7,330

5. Goodwill and intangible assets

There were no changes to the carrying value of goodwill as of March 31, 2020 and September 30, 2019. Total amortization expense related to intangible assets was less than $0.1 million for the three months ended March 31, 2020 and 2019.

The intangible assets balances are presented below:

	March 31, 2020
(in thousands, except for years)	Useful life in years	Gross carrying amount	Accumulated amortization	Net book value
Developed Technology	6	$1,220	$(813)	$407
Tradenames & Trademarks	2	20	(20)	—

Total indefinite-lived intangible assets		$1,240	$(833)	$407

	September 30, 2019
(in thousands, except for years)	Useful life in years	Gross carrying amount	Accumulated amortization	Net book value
Developed Technology	6	$1,220	$(712)	$508
Tradenames & Trademarks	2	20	(20)	—

Total indefinite-lived intangible assets		$1,240	$(732)	$508

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

The Court dismissed the case on February 14, 2020.

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

Future minimum lease payments under all non-cancelable operating leases as of March 31, 2020 are as follows:

(in thousands)	Operating leases
Years ending September 30:
Remainder of 2020	$4,440
2021	6,667
2022	6,744
2023	6,423
2024	6,385
Thereafter	11,340

Total minimum lease payments	$41,999
Less: imputed interest	(7,782)

Total operating lease liabilities	$34,217
Less: current portion	(7,777)

Operating lease liabilities, net of current portion	$26,440

During the three and six months ended March 31, 2020, operating lease expense was $1.9 million and $3.9 million, respectively. Cash payments for amounts included in the measurement of operating lease liabilities for the three and six months ended March 31, 2020 were $2.3 million and $4.2 million, respectively. As of March 31, 2020, the weighted-average remaining lease term was 6.0 years and the weighted-average discount rate was 6.97%.

7. Related party transactions

During the three months ended March 31, 2020 and 2019, the Company purchased raw materials from a related party investor in the amount of $0.9 million and $0.9 million, respectively. During the six months ended March 31, 2020 and 2019, the Company purchased raw materials from a related party investor in the amount of $1.6 million and $2.1 million, respectively. Payable balances and cash receipts and receivable balances with the related parties were immaterial as of March 31, 2020 and September 30, 2019.

8. Income taxes

In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that quarter. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate primarily as a result of state taxes, foreign taxes, and changes in the Company’s valuation allowance against its deferred tax assets. For each of the three and six months ended March 31, 2020 and 2019, the Company recorded an immaterial provision for income taxes.

9. Warrants

Outstanding warrants for the Company’s common stock, issued in connection with its long-term debt agreements, were as follows:

(in thousands, except share and per share data)	Number of shares underlying warrants			Exercise
	March 31, 2020	Issuance date	Expiration date	price per share
Warrant class/series:
Common stock warrants	18,854	December 22, 2015	December 22, 2025	$14.85
Common stock warrants	7,531	March 28, 2016	March 28, 2026	$21.24

Total common stock warrants	26,385

(in thousands, except share and per share data)	Number of shares underlying warrants			Exercise
	September 30, 2019	Issuance date	Expiration date	price per share
Warrant class/series:
Common stock warrants	18,854	December 22, 2015	December 22, 2025	$14.85
Common stock warrants	7,531	March 28, 2016	March 28, 2026	$21.24

Total common stock warrants	26,385

10. Common stock

In December 2019, the Company entered into a sales agreement with Cowen and Company, LLC for an at-the-market offering (ATM) to offer and sell shares of its common stock having an aggregate offering price of up to $50.0 million from time to time. The offering was completed during December 2019 and January 2020. During this period, the Company sold a total of 2,239,680 shares of its common stock at a weighted-average price of $22.32 per share and total net proceeds of $48.0 million under the ATM.

In February 2020, the Company completed an underwritten public offering of 4,642,857 shares of its common stock at a price to the public of $28.00 per share, including the full exercise of the underwriters’ option to purchase an additional 696,428 shares of common stock. The Company received total net proceeds from the offering of $140.2 million.

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

Activity under the equity incentive plans during the six months ended March 31, 2020 is summarized below:

(in thousands, except share and per share data)	Shares available	Options outstanding	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at September 30, 2019	1,520,875	3,550,445	$15.99	8.25	$31,998
Additional shares authorized	999,900	—
Stock options granted	(1,035,389)	1,035,389	$24.30
Stock options exercised	—	(388,899)	$7.87
Stock options forfeited	134,533	(134,533)	$21.65
Restricted stock units granted	(207,539)	—	—
Forfeiture of restricted stock units	22,557	—	—
Shares withheld for payment of taxes	47,403	—	—
Early exercised options repurchased	896	—

Outstanding at March 31, 2020	1,483,236	4,062,402	$18.70	8.34	$48,478

Vested or expected to vest at March 31, 2020		4,062,402	$18.70	8.34	$48,478
Vested and exercisable at March 31, 2020		1,443,132	$12.95	7.34	$25,503

Total stock-based compensation expense recognized was as follows:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2020	2019	2020	2019
Cost of revenues	$250	$457	$610	$708
Research and development	797	421	1,524	721
Selling, general and administrative	3,150	2,033	5,760	3,346

Total stock-based compensation	$4,197	$2,911	$7,894	$4,775

As of March 31, 2020, there was $32.4 million of total unrecognized compensation cost related to non-vested stock options under the equity incentive plans that are expected to be recognized over a weighted average period of 3.19 years.

Restricted Stock Units

Restricted stock primarily consists of restricted stock unit awards (RSUs) which have been granted to employees. The value of an RSU award is based on the Company’s stock price on the date of grant. The shares underlying the RSU awards are not issued until the RSUs vest. Upon vesting, each RSU converts into one share of the Company’s common stock.

Activity with respect to the Company’s restricted stock units during the six months ended March 31, 2020 was as follows:

(in thousands, except share and per share data)	Number of Shares	Weighted average grant date fair value per share	Weighted average remaining contractual term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2019	462,370	$26.16	3.91	$8,959
Restricted stock units granted	207,539	$24.12
Restricted stock units vested	(116,470)	$26.13
Restricted stock units forfeited	(22,557)	$26.02

Outstanding at March 31, 2020	530,882	$25.43	3.52	$16,234

Expected to vest at March 31, 2020	530,882	$25.43	3.52	$16,234

As of March 31, 2020, there was $12.8 million of total unrecognized compensation cost related to these issuances that is expected to be recognized over a weighted average period of 3.49 years.

2018 Employee Stock Purchase Plan

On September 26, 2018, the board of directors adopted the 2018 Employee Stock Purchase Plan (the 2018 ESPP). The number of shares reserved for issuance under the 2018 ESPP upon approval was 275,225 shares of the Company’s common stock, and it increases automatically on the first day of each fiscal year, following the fiscal year in which the 2018 ESPP becomes effective, by a number equal to the least of 249,470 shares, 1% of the shares of common stock outstanding at that time, or such number of shares determined by the Company’s board of directors. The number of shares reserved for issuance as at March 31, 2020 is as follows:

Shares available
Outstanding at September 30, 2019	56,081
Additional shares authorized	249,470
Shares issued during the period	(58,338)

Outstanding at March 31, 2020	247,213

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

Unless otherwise determined by the board of directors, the Company’s common stock will be purchased for the accounts of employees participating in the 2018 ESPP at a price per share that is the lesser of 85% of the fair market value of the Company’s common stock on the first trading day of the offering period, or 85% of the fair market value of the Company’s common stock on the last trading day of the offering period. During the three and six months ended March 31, 2020 and 2019, activity under the 2018 ESPP was immaterial.

12. Net loss per share attributable to common stockholders

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders:

	Three months ended March 31,		Six months ended March 31,
(in thousands, except share and per share data)	2020	2019	2020	2019
Numerator:
Net loss attributable to common stockholders	$(31,768)	$(25,933)	$(87,406)	$(48,572)

Denominator:
Weighted average shares used in computing net loss per share, basic and diluted	37,163,684	27,891,700	35,058,473	23,539,617

Net loss per share attributable to common stockholders, basic and diluted	$(0.85)	$(0.93)	$(2.49)	$(2.06)

The potentially dilutive common shares that were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented are as follows:

	Three and six months ended March 31,
(in thousands, except share and per share data)	2020	2019
Shares subject to options to purchase common stock	4,062,402	3,932,469
Unvested restricted stock units	530,882	485,860
Unvested restricted shares of common stock	3,409	66,197
Unvested shares of common stock issued upon early exercise of stock options	27,133	51,619
Shares subject to employee stock purchase plan	56,288	—
Shares subject to warrants to purchase common stock	26,385	74,670

Total	4,706,499	4,610,815

13. Geographic, product and industry information

The table below sets forth revenues by geographic region, based on ship-to destinations. Americas consists of Canada, Mexico, and South America; EMEA consists of Europe, the Middle East, and Africa; and APAC consists of Japan, China, South Korea, Singapore, Malaysia, and Australia.

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2020	2019	2020	2019
United States	$11,752	$9,313	$21,579	$17,882
EMEA	6,232	3,314	12,172	5,749
APAC	944	719	2,186	1,139
Americas	369	211	524	279

Total	$19,297	$13,557	$36,461	$25,049

The table below sets forth revenues by products.

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2020	2019	2020	2019
Synthetic genes	$9,116	$6,098	$16,952	$12,609
Oligo pools	1,101	1,256	2,342	2,066
DNA and Biopharma libraries	1,354	663	2,412	1,076
NGS tools	7,726	5,540	14,755	9,298

Total	$19,297	$13,557	$36,461	$25,049

The table below sets forth revenues by industry.

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2020	2019	2020	2019
Industrial chemicals	$7,541	$5,387	$13,678	$10,733
Academic research	5,542	2,737	10,493	4,709
Healthcare	5,752	5,140	11,587	9,121
Agricultural	462	293	703	486

Total	$19,297	$13,557	$36,461	$25,049

*     *     *     *     *

Item 2.	Management’s discussion and analysis of financial condition and results of operations

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 dated December 12, 2019, or our Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties, including the effect of the COVID-19 pandemic and our response thereto. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those discussed in the section entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. In preparing this MD&A, we presume that readers have access to and have read the MD&A in our Annual Report on Form 10-K, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K.

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

In the three months ended March 31, 2020, our net revenues increased sequentially to $19.3 million from net revenues of $17.2 million in the three months ended December 31, 2019. Our net revenues from NGS tools grew to $7.7 million in the three months ended March 31, 2020, from $7.0 million in the three months ended December 31, 2019, due to customers adopting our NGS tools and ramping up of production volume. Our synthetic gene revenue attributable to Ginkgo Bioworks, our largest customer, was $3.9 million in the three months ended March 31, 2020, versus $2.1 million in the three months ended December 31, 2019. Our non-Ginkgo synthetic gene revenue was $5.2 million in the three months ended March 31, 2020 compared to our non-Ginkgo synthetic gene revenue of $5.6 million in the three months ended December 31, 2019. Our selling, general and administrative expenses, or SG&A, increased to $27.2 million in the three months ended March 31, 2020 from $26.4 million in the prior three months ended December 31, 2019, due to increases in salary and compensation and stock compensation, offset by decrease in legal costs. Our R&D expenses increased nominally from $10.3 million in the three months ended December 31, 2019 to $10.6 million in the three months ended March 31, 2020.

As of March 31, 2020, and September 30, 2019, we had $230.1 million and $138.1 million in cash, cash equivalents and short-term investments, respectively.

On February 6, 2020, we, Dr. Leproust, Siyuan Chen, Ph.D., Solange Glaize (together, the “Twist Group”) and Agilent agreed to the terms of a settlement agreement (the “Settlement Agreement”) to resolve all claims and counterclaims initiated with the complaint filed by Agilent with the Superior Court of California, Santa Clara County (the “Court”) on February 3, 2016 (the “Complaint”). Under the terms of the Settlement Agreement, we paid Agilent $22.5 million on February 13, 2020. The Settlement Agreement contains no admission of liability or wrongdoing and includes a full release of the claims made against the Twist Group. Each party will bear their own costs and fees. The Court dismissed the case on February 14, 2020.

COVID-19 considerations

In March 2020, the World Health Organization declared the COVID-19 outbreak to be a pandemic. During the six months ended March 31, 2020, financial results of the Company were not significantly affected by the COVID-19 outbreak. However, the extent to which the COVID-19 outbreak affects the Company’s future financial results and operations will depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the outbreak, and current or future domestic and international actions to contain it and treat it.

We are following public and private sector policies and initiatives to reduce the transmission of COVID-19, such as the imposition of travel restrictions, the promotion of social distancing and the adoption of work-from-home arrangements. We are taking a variety of measures to ensure the availability and functioning of our critical infrastructure, to promote the safety and security of our employees and to support the communities in which we operate. These measures include increasing our inventory, requiring remote working arrangements for employees not integral in physically making and shipping our products or who need specialized equipment to perform their work, providing Shelter-in-Place compensation to employees working on site, investing in personal protective equipment, and providing paid sick leave to affected employees.

Due to the speed with which the situation is developing, we are not able at this time to estimate the effect of COVID-19 on our financial results and operations, but the effect could be material for the remainder of fiscal year 2020 and/or during any future period affected either directly or indirectly by this pandemic. For further discussion of the risks relating to COVID-19, see Part II, Item 1A. “Risk Factors—We are subject to risks associated with COVID-19.”

Financial overview

The following table summarizes certain selected historical financial results:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2020	2019	2020	2019
Revenues	$19,297	$13,557	$36,461	$25,049
Loss from operations	(32,086)	(26,263)	(87,916)	(49,160)
Net loss attributable to common stockholders	(31,768)	(25,933)	(87,406)	(48,572)

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

	Three months ended March 31,				Six months ended March 31,
(in thousands, except percentages)	2020	%	2019	%	2020	%	2019	%
United States	$11,752	61%	$9,313	69%	$21,579	59%	$17,882	71%
EMEA	6,232	32%	3,314	24%	12,172	34%	5,749	23%
APAC	944	5%	719	5%	2,186	6%	1,139	5%
Americas	369	2%	211	2%	524	1%	279	1%

Total revenues	$19,297	100%	$13,557	100%	$36,461	100%	$25,049	100%

Revenues by product

The table below sets forth revenues by product:

	Three months ended March 31,				Six months ended March 31,
(in thousands, except percentages)	2020	%	2019	%	2020	%	2019	%
Synthetic genes	$9,116	47%	$6,098	45%	$16,952	47%	$12,609	51%
Oligo pools	1,101	6%	1,256	9%	2,342	6%	2,066	8%
DNA and Biopharma libraries	1,354	7%	663	5%	2,412	7%	1,076	4%
NGS tools	7,726	40%	5,540	41%	14,755	40%	9,298	37%

Total revenues	$19,297	100%	$13,557	100%	$36,461	100%	$25,049	100%

Revenues by industry

The table below sets forth revenues by industry:

	Three months ended March 31,				Six months ended March 31,
(in thousands, except percentages)	2020	%	2019	%	2020	%	2019	%
Industrial chemicals	$7,541	39%	$5,387	40%	$13,678	38%	$10,733	43%
Academic research	5,542	29%	2,737	20%	10,493	29%	4,709	19%
Healthcare	5,752	30%	5,140	38%	11,587	31%	9,121	36%
Agriculture	462	2%	293	2%	703	2%	486	2%

Total revenues	$19,297	100%	$13,557	100%	$36,461	100%	$25,049	100%

Product shipments including synthetic genes

Shipments of all products and number of genes shipped in the three months ended March 31, 2020, December 31, 2019, September 30, 2019, June 30, 2019, March 31, 2019, December 31, 2018, September 30, 2018, and June 30, 2018 were as follows:

	Three months ended
(in thousands, except shipments)	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
Number of genes shipped	88,545	79,851	80,022	68,069	69,087	71,246	70,820	60,252
Number of shipments	6,595	6,154	5,631	5,151	3,909	2,943	2,229	1,694

Comparison of the three months ended March 31, 2020 and 2019

Revenues

	Three months ended March 31,
(in thousands, except percentages)	2020	2019	Change	%
Revenues	$19,297	$13,557	$5,740	42%

In the three months ended March 31, 2020, revenues increased to $19.3 million from $13.6 million in the three months ended March 31, 2019. The revenue increase reflects growth in synthetic genes revenue of $3.0 million and NGS tools revenue of $2.2 million. The primary increase in synthetic genes revenue is due to higher sales of 5.0KB genes and 3.0KB genes. In the three months ended March 31, 2020, we shipped 88,545 genes compared to 69,087 genes in the three months ended March 31, 2019, an increase of 28%. Synthetic gene pricing to our customers was relatively constant period-over-period, but the product mix changed with the introduction of our 5.0KB gene product and customers purchasing our 3.0KB genes. The primary reason for NGS tools revenue growth was the adoption of our product by a larger customer base. We do not believe that pricing changes had a meaningful impact on the revenue changes for NGS tools period-over-period.

Cost of revenues

	Three months ended March 31,
(in thousands, except percentages)	2020	2019	Change	%
Cost of revenues	$13,564	$11,789	$1,775	15%

In the three months ended March 31, 2020, cost of revenues increased to $13.6 million from $11.8 million in the three months ended March 31, 2019. The increase was primarily due to payroll related expense increase of $1.1 million related to higher number of product shipped, and facilities and information technology cost increase of $1.3 million which included the effect of consolidating our manufacturing operations into one facility in South San Francisco.

Research and development expenses

	Three months ended March 31,
(in thousands, except percentages)	2020	2019	Change	%
Research and development	$10,629	$8,907	$1,722	19%

In the three months ended March 31, 2020, research and development expenses increased to $10.6 million from $8.9 million in the three months ended March 31, 2019. The increase was primarily due to expanding our DNA synthesis R&D capabilities which includes increase in outside services of $0.7 million, facilities and information technology of $0.6 million, and depreciation and maintenance of $0.5 million.

Selling, general and administrative

	Three months ended March 31,
(in thousands, except percentages)	2020	2019	Change	%
Selling, general and administrative	$27,190	$19,124	$8,066	42%

In the three months ended March 31, 2020, selling, general and administrative expenses increased to $27.2 million from $19.1 million in the three months ended March 31, 2019. The increase was primarily due to increases in payroll expenses related to increased headcount, stock compensation expenses, and legal fees. Salaries and related costs increased by $4.3 million due to a $3.2 million increase in salaries and benefits mainly associated with expanding our commercial organization, and increased stock-based compensation by $1.1 million. Legal fees increased by $2.8 million primarily in connection with the Agilent litigation settled in February 2020.

Interest, and other income (expense), net

	Three months ended March 31,
(in thousands, except percentages)	2020	2019	Change	%
Interest income	$576	$775	$(199)	(26)%
Interest expense	(215)	(340)	125	(37)%
Other income (expense)	18	(21)	39	(186)%

Total interest, and other income (expense), net	$379	$414	$(35)	(8)%

In the three months ended March 31, 2020, interest income was $0.6 million compared to $0.8 million in the three months ended March 31, 2019, resulting from our short-term investments. Interest expense was $0.2 million in the three months ended March 31, 2020 and $0.3 million in the three months ended March 31, 2019 related to our outstanding debt.

Provision for income taxes

	Three months ended March 31,
(in thousands, except percentages)	2020	2019	Change	%
Provision for income taxes	$61	$84	$(23)	(27)%

We recorded income tax expense of less than $0.1 million in the three months ended March 31, 2020 and 2019.

Comparison of the six months ended March 31, 2020 and 2019

Revenues

	Six months ended Mach 31,
(in thousands, except percentages)	2020	2019	Change	%
Revenues	$36,461	$25,049	$11,412	46%

In the six months ended March 31, 2020, revenues increased to $36.5 million from $25.0 million in the six months ended March 31, 2019. The revenue increase reflects growth in synthetic genes revenue of $4.3 million and NGS tools revenue of $5.5 million. The primary increase in synthetic genes revenue is due to higher sales of 5.0KB genes and 3.0KB genes. In the six months ended March 31, 2020, we shipped 168,396 genes compared to 140,333 genes in the six months ended March 31, 2019, an increase of 20%. Synthetic gene pricing to our customers was relatively constant period-over-period, but the product mix changed with the introduction of our 5.0KB gene product and customers purchasing our 3.0KB genes. The primary reason for NGS tools revenue growth was the adoption of our product by a larger customer base. We do not believe that pricing changes had a meaningful impact on revenue from NGS tools period-over-period.

Cost of revenues

	Six months ended March 31,
(in thousands, except percentages)	2020	2019	Change	%
Cost of revenues	$27,356	$23,646	$3,710	16%

In the six months ended March 31, 2020, cost of revenue increased to $27.4 million from $23.6 million in the six months ended March 31, 2019. The increase was primarily due to payroll related expense increase of $2.3 million related to higher number of produet shipped, and facilities and information technology cost increase of $1.9 million which included the effect of consolidating our manufacturing operations into one facility in South San Francisco.

Research and development expenses

	Six months ended March 31,
(in thousands, except percentages)	2020	2019	Change	%
Research and development	$20,926	$16,180	$4,746	29%

In the six months ended March 31, 2020, research and development expenses increased to $20.9 million from $16.2 million in the six months ended March 31, 2019. The increase was primarily due to expanding our DNA synthesis R&D capabilities which includes increase in outside services of $1.5 million, facilities and information technology of $1.2 million, depreciation and maintenance of $0.9 million, and payroll and stock compensation related expense of $1.3 million.

Selling, general and administrative

	Six months ended March 31,
(in thousands, except percentages)	2020	2019	Change	%
Selling, general and administrative	$53,595	$34,383	$19,212	56%

In the six months ended March 31, 2020, selling, general and administrative expenses increased to $53.6 million from $34.4 million in the six months ended March 31, 2019. The increase was primarily due to increases in payroll expenses related to increased headcount, stock compensation expenses, and legal expenses. Salaries and related costs increased by $9.0 million, as a result of increased headcount, including $2.4 million higher stock-based compensation expense. Legal fees increased by $8.4 million primarily in connection with the Agilent litigation settled in February 2020.

Litigation settlement

	Six months ended March 31,
(in thousands, except percentages)	2020	2019	Change	%
Litigation settlement	$22,500	$—	$22,500	100%

On February 6, 2020, we, Dr. Leproust, Dr. Chen, Ms. Glaize, and Agilent agreed to the terms of the Settlement Agreement to pay Agilent $22.5 million within 14 days of the Settlement Agreement to resolve all claims and counterclaims initiated with the Complaint. This expense was accrued in the consolidated financial statements in the three months ended December 31, 2019 and paid on February 13, 2020.

Interest, and other income (expense), net

	Six months ended March 31,
(in thousands, except percentages)	2020	2019	Change	%
Interest income	$1,140	$1,439	$(299)	(21)%
Interest expense	(463)	(688)	225	(33)%
Other income (expense)	(69)	(36)	(33)	92%

Total interest, and other income (expense), net	$608	$715	$(107)	(15)%

In the six months ended March 31, 2020, interest income was $1.1 million compared to $1.4 million in the six months ended March 31, 2019, resulting from our short-term investments. Interest expense was $0.5 million in the six months ended March 31, 2020 and $0.7 million in the six months ended March 31, 2019 related to our outstanding debt under our credit facility with Silicon Valley Bank.

Provision for income taxes

	Six months ended March 31,
(in thousands, except percentages)	2020	2019	Change	%
Provision for income taxes	$98	$127	$(29)	(23)%

We recorded income tax expense of $0.1 million in both the six months ended March 31, 2020 and 2019.

Liquidity and capital resources

As of March 31, 2020, our principal sources of liquidity were $230.1 million of cash, cash equivalents and short-term investments, which primarily consist of short-term, investment-grade commercial paper and U.S. government treasury bills.

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

Operating capital requirements

Our primary uses of capital are, and we expect will continue to be for the near future, working capital, compensation and related expenses, manufacturing costs, laboratory and related supplies, legal and other regulatory expenses and general overhead costs. As of March 31, 2020, we had $4.3 million in commitments for capital expenditures.

Cash flows

The following table summarizes our sources and uses of cash and cash equivalents:

	Six months ended March 31,
(in thousands)	2020	2019
Net cash used in operating activities	$(93,585)	$(42,497)
Net cash provided by (used in) investing activities	41,168	(80,917)
Net cash provided by financing activities	190,094	71,365

Operating activities

In the six months ended March 31, 2020, net cash used in operating activities was $93.6 million, and consisted primarily of a net loss of $87.4 million adjusted for non-cash items including depreciation and amortization expenses of $3.1 million, stock-based compensation expense of $7.9 million, and a change in operating assets and liabilities of $16.9 million.

In the six months ended March 31, 2019, net cash used in operating activities was $42.5 million, and consisted primarily of a net loss of $48.6 million adjusted for non-cash items including depreciation and amortization expenses of $2.8 million, stock-based compensation expense of $4.8 million, and a change in operating assets and liabilities of approximately $1.5 million.

Investing activities

In the six months ended March 31, 2020, our investing activities provided net cash of $41.2 million. The net cash provided resulted primarily from the net impact of purchases and maturity of investments, and purchases of laboratory property, equipment, and computers.

In the six months ended March 31, 2019, our investing activities used net cash of approximately $80.9 million. The use of net cash resulted primarily from the net impact of purchases and maturity of investments, and purchases of laboratory property, equipment, and computers.

Financing activities

In the six months ended March 31, 2020, net cash provided by financing activities was $190.1 million, which consisted of $48.1 million in net proceeds from our ATM offering, $140.3 million in net proceeds from our public offering, $1.5 million from proceeds from issuance of shares under the 2018 ESPP and $3.1 million from the exercise of stock options, offset by $1.7 million in principal payments on long term debt and $1.2 million in repurchases of common stock for income tax withholdings.

In the six months ended March 31, 2019, net cash provided by financing activities was $71.4 million, which consisted of $72.0 million in proceeds from the initial public offering, net of underwriting discounts and commissions and offering expenses, and $0.2 million from the issuance of common stock and exercise of stock options, offset by $0.8 million in principal payments on long term debt.

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

Interest rates risk

We had cash and cash equivalents totaling $184.4 million and $46.7 million as of March 31, 2020 and September 30, 2019, respectively. We had short-term investments of $45.7 million and $91.4 million as of March 31, 2020 and September 30, 2019, respectively. Our cash and cash equivalents consist of cash in bank accounts and money market funds, and short-term investments consist of U.S. government agency bonds, corporate bonds, and commercial paper. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio. Therefore, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

(a) Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020 as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by the Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 6, 2020, we, Dr. Leproust, Dr. Chen, Ms. Glaize (together, the Twist Group) and Agilent agreed to the terms of a settlement agreement (the Settlement Agreement) pursuant to which the Twist Group and Agilent each agreed to request dismissal of all claims against each other. The Settlement Agreement resolves the litigation initially commenced by the Complaint and contains no admission of liability or wrongdoing. Pursuant to the Settlement Agreement, we agreed to pay Agilent $22.5 million in cash within 14 days of the Settlement Agreement. This amount has been accrued in our consolidated financial statements in the three months ended December 31, 2019. In addition, the Twist Group and Agilent each agreed to release the other party from all known and unknown claims related to the claims and counterclaims alleged or that could have been alleged in such litigation or that arise from the facts and events that gave rise to such litigation. Further, Agilent agreed to grant us a limited non-exclusive license to use the trade secrets asserted by Agilent in the litigation, which extends to our supply chain, including its customers, suppliers, distributors and resellers. Agilent also agreed not to sue us for the infringement of any Agilent patent issued or pending as of the date of the Settlement Agreement or claim priority thereto, solely to the extent such patents claim a trade secret alleged in the litigation. There is no other covenant or release of claims for patent infringement.

The Court dismissed the case on February 14, 2020.

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

Risks related to our business

We are subject to risks associated with COVID-19.

Our global operations expose us to risks associated with COVID-19 that has spread globally. In the recent months, the continued spread of COVID-19 has led to disruption to business and economic activity and related uncertainty and volatility in the global capital markets, which increases the cost of, and adversely impacts access to, capital and increases economic uncertainty. The COVID-19 pandemic has caused an economic slowdown and it is likely that such slowdown will be of an extended duration, and it is possible that it will cause a global recession. COVID-19 may, in the future, result in an adverse impact on our operations, supply chains, distribution systems and customer demand, including as a result of impacts associated with preventive and precautionary measures that we, other businesses and governments are taking. The effectiveness of our sales teams may be negatively impacted by the lack of travel and their reduced ability to engage with decision-makers. Our NGS business may be negatively impacted by the sequencing capacity dedicated to COVID-19 related orders. Our shipments may be subject to higher freight costs. Our customers may delay payments for shipments received. A significant portion of our business is in the academic markets and the demand for our products in this customer segment have been affected by a reduction in their research grants and may continue to be so affected in the future. Supply chain disruptions may result in the lack of raw materials, delay in the release of new products or compressed margins due to an increase in material costs. Due to these impacts and measures, we may experience significant and unpredictable reductions in demand for our products and our customers may postpone or cancel their existing orders. As long as the COVID-19 pandemic continues, we and many other employers in the United States and Europe are requiring all employees whose duties can be performed remotely, to work from home and not to go into our offices. This increase in employee telecommuting activity could increase the risk of a security breach of our information technology systems. If the COVID-19 pandemic continues and business and economic conditions persist or worsen, we may experience a decline in sales activities and customer orders or cancelations of existing orders, and it remains uncertain what impact these declines will have on future sales and customer orders once conditions begin to improve. In addition to existing travel restrictions, countries may continue to close borders, impose prolonged quarantines, and further restrict travel, which would significantly impact our ability to support our business operations and customers in those locations and the ability of our employees to access their places of work to produce products, or significantly hamper our products from moving through the supply chain. As a result, given the rapid and evolving nature of the business and economic conditions in response to the virus, the COVID-19 pandemic may negatively affect our revenue growth, and it is uncertain how materially COVID-19 will affect our global operations if these impacts persist or worsen over an extended period of time. Any of these impacts would have an adverse effect on our business, financial condition and results of operations, and at this point, the extent of the impact of COVID-19 remains uncertain. In addition, our ability to raise capital may also be negatively affected.

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

We have incurred net losses each year since inception and have generated limited revenue from product sales to date. We expect to incur increasing costs as we grow our business. We cannot be certain if or when we will produce sufficient revenue from our operations to support our costs. Even if profitability is achieved, we may not be able to sustain profitability. We incurred net losses of $107.7 million, $71.2 million and $59.3 million for the years ended September 30, 2019, 2018 and 2017, respectively. As of March 31, 2019, we had an accumulated deficit of $405.9 million. We expect to incur substantial losses and negative cash flow for the foreseeable future. We may incur significant losses in the future for a number of reasons, many of which are beyond our control, including the other risks described in this Form 10-Q, the market acceptance of our products, business and economic conditions resulting from the COVID-19 pandemic, future product development, and our market penetration and margins.

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

We expect that our existing cash and cash equivalents will be sufficient to fund our planned operating expenses, capital expenditure requirements and debt service payments through at least the next 12 months. However, our operating plan may change as a result of factors currently unknown to us, and we have sought and may in the future need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our future capital requirements depend on many factors, including:

•	the number and characteristics of any additional products or manufacturing processes we develop or acquire to serve new or existing markets;

•	the scope, progress, results and costs of researching and developing future products or improvements to existing products or manufacturing processes;

•	the cost of manufacturing our DNA synthesis equipment and tools, our NGS sample preparation kits, and any future products we successfully commercialize;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;

•	the costs of expanding our sales and marketing capabilities in the United States and in other geographies, including China;

•	any lawsuits related to our products or commenced against us;

•	the expenses needed to attract and retain skilled personnel;

•	the costs associated with being a public company;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and

•	the timing, receipt and amount of sales of, or royalties on, any future approved products, if any.

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

The estimates of market opportunity and forecasts of market growth included in our Annual Report on Form 10-K may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. For example, several of the reports rely on discussions with industry thought leaders, employ projections of future applications of synthetic biology and next generation sequencing technology in major end-user market segments and by technology type, and incorporate data from secondary sources such as company websites as well as industry, trade and government publications. The estimates and forecasts in our Annual Report on Form 10-K relating to the size and expected growth of our market may prove to be inaccurate. Even if the market in which we compete meets the size estimates and growth forecasted in our Annual Report on Form 10-K, our business could fail to grow at the rate we anticipate, if at all.

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

Our customers’ spending on research and development impacts our sales and profitability. Our customers and potential customers include healthcare, agriculture, industrial chemicals and academic research sectors, and their budgets can have a significant effect on the demand for our products. Their research and development budgets are based on a wide variety of factors, including factors beyond our control, such as:

•	the allocation of available resources to make purchases;

•	funding from government sources;

•	funding from research grants:

•	changes in government programs that provide funding to research institutions and companies;

•	the spending priorities among various types of research equipment;

•	policies regarding capital expenditures during recessionary periods;

•	political climate or macroeconomic conditions, including economic downturns or market uncertainty (such as those caused by the COVID-19 pandemic);

•	changes in the regulatory environment;

•	differences in budgetary cycles; and

•	market acceptance of relatively new technologies, such as ours.

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

We have limited experience in sales and the marketing of our products. Our ability to achieve profitability depends on our being able to increase our market share and expand our customer base. Although members of our sales and marketing teams have considerable industry experience and have engaged in marketing activities for our products, in the future we must expand our sales, marketing, distribution and customer support capabilities with the appropriate technical expertise to effectively market our products. Furthermore, it takes six to nine months to recruit, onboard and ramp sales personnel to full capability and both new hires and sales personnel who operate at full capability are currently encountering challenging sales conditions due to business and operational difficulties arising from the COVID-19 pandemic, and may not be fully productive while these conditions persist or worsen. To perform sales, marketing, distribution and customer support successfully, we will face a number of risks, including that:

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

Currently, we are working simultaneously on multiple projects, expanding our capacity and reobtaining certain ISO certifications, as well as targeting several market sectors, including activities in the healthcare, agriculture, industrial chemicals and academic sectors. These diversified operations and activities place significant demands on our limited resources and require us to substantially expand the capabilities of our technical, administrative and operational resources.

If we are unable to manage this growth and recertification of our manufacturing facilities effectively, our shipments to our customers could be impacted and our business and operating results could suffer. Our ability to manage our operations and costs, including research and development, costs of components, manufacturing, sales and marketing, requires us to continue to enhance our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. Failure to attract and retain sufficient numbers of talented employees will further strain our human resources and could impede our growth.

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

Prolonged adverse conditions in the global economy and disruption of financial markets or further deterioration of these financial and macroeconomic conditions, including economic downturns or market uncertainty (such as those caused by the COVID-19 pandemic), could significantly harm our sales, profitability and results of operations.

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

A substantial portion of our manufacturing takes place at our headquarters. If regulatory, manufacturing, or other problems require us to discontinue production at this facility, we will not be able to manufacture our synthetic genes, oligo pools or NGS tool or create our DNA libraries, which would adversely impact our business. If this facility or the equipment in it is significantly damaged or destroyed by fire, flood, power loss, or similar events, or is shut down for health and safety or other reasons (such as in response to the COVID-19 pandemic), we may not be able to quickly or inexpensively replace our manufacturing capacity or replace the facility at all. In the event of a temporary or protracted loss of this facility or equipment, we might not be able to transfer manufacturing to another third party. Even if we could transfer manufacturing from one facility to another, the shift would likely be expensive and time-consuming, particularly if we were to maintain the current manufacturing standards procedures at such alternative facility.

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

We rely on third-party carriers for the timely delivery of our products. As a result, we are subject to carrier disruptions and increased costs that are beyond our control, including travel and other restrictions due to the COVID-19 pandemic, employee strikes, inclement weather and increased fuel costs. Any failure to deliver products to our customers in a timely and accurate manner may damage our reputation and brand and could cause us to lose customers. If our relationship with any of these third-party carriers is terminated or impaired or if any of these third parties are unable to deliver our products, the delivery and acceptance of our products by our customers may be delayed which could harm our business and financial results. The failure to deliver our products in a timely manner may harm our relationship with our customers, increase our costs and otherwise disrupt our operations.

Doing business internationally creates operational and financial risks for our business.

During our fiscal years ended September 30, 2019, 2018 and 2017, 34%, 31%, and 23% respectively, of our revenue was generated from customers located outside of the United States. In connection with our growth strategy, we intend to further expand in international markets. Conducting and launching operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones and consumes significant management resources. If we fail to coordinate and manage these activities effectively, our business, financial condition or results of operations could be adversely affected. International sales entail a variety of risks, including longer payment cycles and difficulties in collecting accounts receivable outside of the United States, currency exchange fluctuations, challenges in staffing and managing foreign operations, tariffs and other trade barriers, unexpected changes in legislative or regulatory requirements of foreign countries into which we sell our products, difficulties in obtaining export licenses or in overcoming other trade barriers, laws and business practices favoring local companies, political and economic instability, difficulties protecting or procuring intellectual property rights, and restrictions resulting in delivery delays and significant taxes or other burdens of complying with a variety of foreign laws.

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

Commencing with our fiscal year ending September 30, 2019, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our Form 10-K filing for that year, as required by Section 404 of the Sarbanes Oxley Act. We will become a large accelerated filer under the rules of the SEC at September 30, 2020, and our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting as of September 30, 2020, which is the date we are no longer an “emerging growth company” or a “smaller reporting company.” We expect to expend significant resources in developing the necessary documentation and testing procedures required by Section 404.

Due to our status as a recent public company, our upcoming transition into a large accelerated filer and the impact of the COVID-19 pandemic, there is a higher risk we could experience a number of significant deficiencies and/or material weaknesses. We cannot be certain that the actions we will be taking to improve our internal controls over financial reporting will be sufficient, or that we will be able to implement our planned processes and procedures in a timely manner. In addition, if we are unable to produce accurate financial statements on a timely basis, investors could lose confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations and growth.

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

For as long as we continue to be an emerging growth company, we intend to take advantage of certain other exemptions from various reporting requirements that are applicable to other public companies including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. Under certain circumstances, our status as a “smaller reporting company” would have extended our ability to rely on scaled disclosure requirements similar to those of an emerging growth company.

We will cease to be an “emerging growth company” and a “smaller reporting company” as of September 30, 2020.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, the listing requirements of the stock exchange on which our common stock is traded and other applicable securities rules and regulations. The SEC and other regulators have continued to adopt new rules and regulations and make additional changes to existing regulations that require our compliance. Stockholder activism, the current political environment, and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact, in ways we cannot currently anticipate, the manner in which we operate our business. Compliance with these rules and regulations may cause us to incur additional accounting, legal and other expenses that we did not incur as a private company. We also incur costs associated with corporate governance requirements, including requirements under securities laws, as well as rules and regulations implemented by the SEC and the Nasdaq Global Select Market, particularly after we are no longer an “emerging growth company” or “smaller reporting company. These rules and regulations have increased our legal and financial compliance costs and we devote significant time to comply with these requirements. We are currently evaluating and monitoring developments with respect to these rules and regulations, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

As of March 31, 2020, we own 15 issued U.S. patents and 6 issued international patents; three in China, one in Taiwan, one in Japan and one in Eurasia. There are 183 pending patent applications, including 55 in the United States, 119 international applications and nine applications filed under the Patent Cooperation Treaty. Additionally, we have exclusively licensed a patent portfolio containing seven issued patents, including one U.S. patent and six international patents, and nine pending applications, including one in the U.S. and eight international applications. We rely on a combination of patent rights, copyrights and trade secrets to protect the proprietary elements of our products. Our policy is to file patent applications to protect technology, inventions and improvements that are important to our business.

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

Factors that could cause the market price of our common stock to fluctuate significantly include:

•	actual or anticipated fluctuations in our financial condition and operating results, including fluctuations in our quarterly and annual results;

•	announcements of technological innovations by us or our competitors;

•	overall conditions in our industry and the markets in which we operate;

•	addition or loss of significant customers, or other developments with respect to significant customers;

•	changes in laws or regulations applicable to our products;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	competition from existing products or new products that may emerge;

•	issuance of new or updated research or reports by securities analysts;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	disputes or other developments related to proprietary rights, including patents, litigation matters, and our ability to obtain intellectual property protection for our technologies;

•	announcement or expectation of additional financing efforts;

•	sales of our common stock by us or our stockholders;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	the expiration of contractual lock-up agreements with our executive officers, directors and stockholders, which we have entered into and may enter into in the future from time to time;

•	general economic and market conditions, including economic downturns or uncertainty in financial markets (such as those caused by the COVID-19 pandemic); and

•	other factors beyond our control, such as terrorism, war, natural disasters and pandemics, including the COVID-19 pandemic.

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

As March 31, 2020, our directors and executive officers and their affiliates beneficially own, in the aggregate, approximately 25.3% of our outstanding capital stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

The enforceability of similar federal court choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find our federal court choice of forum provision to be inapplicable or unenforceable. If a court were to find either of the choice of forum provisions contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions. Additionally, while the Delaware Supreme Court recently determined that choice of forum provisions for actions arising under the Securities Act are facially valid, a stockholder may nevertheless seek to bring such a claim arising under the Securities Act against us, our directors, officers, or other employees in a venue other than in the federal district courts of the United States of America. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation, and this may require significant additional costs associated with resolving such action in other jurisdictions.

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

Item 3.	Defaults upon senior securities

None.

Item 4.	Mine safety disclosures

Not applicable.

Item 5.	Other information

None

Item 6.	Exhibits

Exhibit Number	Description	Filed / Furnished / Incorporated from Form
10.1	Settlement Agreement among Agilent Technologies, Inc., Twist Bioscience Corp., Emily Leproust, Siyuan Chen and Solange Glaize, dated February 6, 2020	Incorporated by Reference from Exhibit 10.1 to Form 10-Q filed on February 10, 2020

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by President and Chief Executive Officer.	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by President and Chief Financial Officer.	Filed herewith

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by President and Chief Executive Officer.	Furnished herewith

32.2†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by President and Chief Executive Officer.	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

May 12, 2020	Twist Bioscience Corporation

	By:	/s/ James M. Thorburn
James M. Thorburn
Chief Financial Officer