Form 10-Q
period 2020-06-30
Twist Bioscience Corp
filed 2020-08-12
CIK 1581280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares of the Registrant’s common stock outstanding as of August 10, 2020, was 44,662,970.

TWIST BIOSCIENCE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2020

i

Forward-looking statements

This Quarterly Report on Form 10-Q for the Quarter ended June 30, 2020, or Form 10-Q, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The words “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” and variations of such words and similar expressions are intended to identify such forward-looking statements, which may include, but are not limited to, statements concerning the following:

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

PART I. Financial information

Item 1.	Financial statements

Twist Bioscience Corporation

Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except share and per share data)	June 30, 2020	September 30, 2019
Assets
Current assets
Cash and cash equivalents	$207,853	$46,735
Short-term investments	103,906	91,372
Accounts receivable, net	13,347	12,104
Inventories	13,161	7,330
Prepaid expenses and other current assets	6,311	2,594

Total current assets	$344,578	$160,135
Property and equipment, net	23,870	20,835
Operating lease right-of-use assets	35,064	—
Goodwill	1,138	1,138
Intangible assets, net	356	508
Restricted cash, non-current	579	579
Other non-current assets	2,655	3,799

Total assets	$408,240	$186,994

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$5,973	$9,760
Accrued expenses	2,731	5,965
Accrued compensation	11,298	10,479
Current portion of operating lease liabilities	6,669	—
Current portion of long-term debt	3,333	3,333
Other current liabilities	1,373	817

Total current liabilities	$31,377	$30,354
Operating lease liabilities, net of current portion	25,747	—
Long-term debt, net of current portion	2,170	4,400
Other non-current liabilities	—	158

Total liabilities	$59,294	$34,912

Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.00001 par value—10,000,000 shares authorized; no shares issued or outstanding	$—	$—
Common stock, $0.00001 par value—100,000,000 shares authorized; 44,623,411 and 32,872,675 shares issued and outstanding as of June 30, 2020 and September 30, 2019, respectively	$—	$—
Additional paid-in capital	782,949	470,425
Accumulated other comprehensive income	134	181
Accumulated deficit	(434,137)	(318,524)

Total stockholders’ equity	$348,946	$152,082

Total liabilities and stockholders’ equity	$408,240	$186,994

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(In thousands, except share and per share data)	Three months ended June 30,		Nine months ended June 30,
	2020	2019	2020	2019
Revenues	$21,207	$13,600	$57,668	$38,648
Operating expenses:
Cost of revenues	$16,472	$11,394	$43,829	$35,041
Research and development	10,444	9,007	31,369	25,186
Selling, general and administrative	22,487	21,320	76,082	55,703
Litigation settlement	—	—	22,500	—

Total operating expenses	$49,403	$41,721	$173,780	$115,930

Loss from operations	$(28,196)	$(28,121)	$(116,112)	$(77,282)

Interest income	247	804	1,388	2,243
Interest expense	(181)	(318)	(644)	(1,007)
Other income (expense), net	(56)	(227)	(125)	(263)

Loss before income taxes	$(28,186)	$(27,862)	$(115,493)	$(76,309)
Provision for income taxes	(21)	(54)	(120)	(179)

Net loss attributable to common stockholders	$(28,207)	$(27,916)	$(115,613)	$(76,488)

Other comprehensive loss:
Change in unrealized gain on investments	(74)	3	(47)	13
Foreign currency translation adjustment	(5)	250	—	17

Comprehensive loss	$(28,286)	$(27,663)	$(115,660)	$(76,458)

Net loss per share attributable to common stockholders—basic and diluted	$(0.67)	$(0.92)	$(3.09)	$(2.97)

Weighted average shares used in computing net loss per share attributable to common stockholders—basic and diluted	41,838,498	30,290,150	37,462,929	25,789,794

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) (unaudited)

(In thousands, except share data)	Series A convertible preferred stock		Series B convertible preferred stock		Series C convertible preferred stock		Series D convertible preferred stock		Common stock		Additional paid-in capital	Other comprehensive income	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of March 31, 2020	—	$—	—	$—	—	$—	—	$—	40,970,157	$—	$669,919	$213	$(405,930)	$264,202

Issuance of common stock in public offerings, net of underwriting discounts and commissions and offering expenses of $7,487	—	—	—	—	—	—	—	—	3,484,848	—	107,507	—	—	107,507
Vesting of restricted stock units	—	—	—	—	—	—	—	—	29,479	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	151,098	—	1,901	—	—	1,901
Repurchases of early exercised stock options	—	—	—	—	—	—	—	—	(548)	—	—	—	—	—
Repurchases of common stock for income tax withholding	—	—	—	—	—	—	—	—	(11,623)	—	(450)	—	—	(450)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	4,072	—	—	4,072
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	—	(79)	—	(79)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(28,207)	(28,207)

Balances as of June 30, 2020	—	$—	—	$—	—	$—	—	$—	44,623,411	$—	$782,949	$134	$(434,137)	$348,946

(In thousands, except share data)	Series A convertible preferred stock		Series B convertible preferred stock		Series C convertible preferred stock		Series D convertible preferred stock		Common stock		Additional paid-in capital	Other comprehensive income	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of March 31, 2019	—	$—	—	$—	—	$—	—	$—	28,024,052	$—	$375,043	$(136)	$(259,427)	$115,480

Issuance of common stock in public offering, net of underwriting discounts and commissions and offering expenses of $6,307	—	—	—	—	—	—	—	—	4,312,500	—	84,255	—	—	84,255
Vesting of restricted stock units	—	—	—	—	—	—	—	—	3,459	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	131,580	—	899	—	—	899
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	3,032	—	—	3,032
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	253	—	253
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(27,916)	(27,916)

Balances as of June 30, 2019	—	$—	—	$—	—	$—	—	$—	32,471,591	$—	$463,229	$117	$(287,343)	$176,003

(In thousands, except share data)	Series A convertible preferred stock		Series B convertible preferred stock		Series C convertible preferred stock		Series D convertible preferred stock		Common stock		Additional paid-in capital	Other comprehensive income	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of September 30, 2019	—	$—	—	$—	—	$—	—	$—	32,872,675	$—	$470,425	$181	$(318,524)	$152,082
Issuance of common stock in public offerings, net of underwriting discounts and commissions and offering expenses of $18,798	—	—	—	—	—	—	—	—	11,063,813	—	295,680	—	—	295,680
Vesting of restricted stock units	—	—	—	—	—	—	—	—	149,058	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	539,997	—	5,005	—	—	5,005
Issuance of shares under the employee stock purchase plan	—	—	—	—	—	—	—	—	58,338	—	1,522	—	—	1,522
Repurchases of early exercised stock options	—	—	—	—	—	—	—	—	(1,444)	—	—	—	—	—
Repurchases of common stock for income tax withholding	—	—	—	—	—	—	—	—	(59,026)	—	(1,648)	—	—	(1,648)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	11,965	—	—	11,965
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	—	(47)	—	(47)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(115,613)	(115,613)

Balances as of June 30, 2020	—	$—	—	$—	—	$—	—	$—	44,623,411	$—	$782,949	$134	$(434,137)	$348,946

(In thousands, except share data)	Series A convertible preferred stock		Series B convertible preferred stock		Series C convertible preferred stock		Series D convertible preferred stock		Common stock		Additional paid-in capital	Other comprehensive income	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of September 30, 2018	2,817,723	$9,141	3,315,645	$25,900	2,491,483	$36,726	10,326,454	$218,716	3,206,048	$—	$9,346	$87	$(210,855)	$(201,422)

Issuance of common stock in public offering, net of underwriting discounts and commissions and offering expenses of $17,210	—	—	—	—	—	—	—	—	10,062,500	—	153,852	—	—	153,852
Vesting of restricted stock units	—	—	—	—	—	—	—	—	3,459	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	191,599	—	1,131	—	—	1,131
Conversion of redeemable convertible preferred stock warrant liability to equity	—	—	—	—	—	—	—	—	—	—	631	—	—	631
Conversion of redeemable convertible preferred stock to common stock	(2,817,723)	(9,141)	(3,315,645)	(25,900)	(2,491,483)	(36,726)	(10,326,454)	(218,716)	18,951,305	—	290,462	—	—	290,462
Repurchases of early exercised stock options	—	—	—	—	—	—	—	—	(442)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	7,807	—	—	7,807
Net exercise of stock warrants	—	—	—	—	—	—	—	—	57,122	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	30	—	30
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(76,488)	(76,488)

Balances as of June 30, 2019	—	$—	—	$—	—	$—	—	$—	32,471,591	$—	$463,229	$117	$(287,343)	$176,003

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)	Nine months ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(115,613)	$(76,488)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	4,788	4,622
Loss on disposal of property and equipment	—	202
Non-cash lease expense	(1,239)	—
Stock-based compensation	11,965	7,807
Discount accretion on investment securities	(243)	(968)
Non-cash interest expense	122	182
Amortization of debt discount	148	219
Changes in assets and liabilities:
Accounts receivable, net	(1,243)	(6,108)
Inventories	(5,831)	532
Prepaid expenses and other current assets	(3,714)	(122)
Other non-current assets	(424)	(442)
Accounts payable	(3,815)	(96)
Accrued expenses	(3,362)	1,961
Accrued compensation	832	4,475
Other liabilities	576	(355)

Net cash used in operating activities	(117,053)	(64,579)

Cash flows from investing activities
Purchases of property and equipment	(7,643)	(10,864)
Proceeds from sale of property and equipment	—	5
Purchases of investments	(110,438)	(137,264)
Proceeds from maturity of investments	98,100	44,500

Net cash used in investing activities	(19,981)	(103,623)

Cash flows from financing activities
Proceeds from exercise of stock options	4,977	1,109
Proceeds from public offerings, net of underwriting discounts and commissions and offering expenses	295,807	156,208
Proceeds from issuance of common stock under employee stock purchase plan	1,522	—
Repayments of long-term debt	(2,500)	(1,667)
Repurchases of common stock for income tax withholding	(1,648)	—

Net cash provided by financing activities	298,158	155,650

Effect of exchange rates on cash, cash equivalents and restricted cash	(6)	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	161,118	(12,552)
Cash, cash equivalents, and restricted cash at beginning of period	47,398	81,537

Cash, cash equivalents, and restricted cash at end of period	208,516	68,985

Supplemental disclosure of cash flow information
Interest paid	363	605
Income taxes paid, net of refunds	120	221
Non-cash investing and financing activities
Property and equipment additions included in accounts payable and accrued expenses	22	1,273
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	3,718	—
Offering expenses included in accounts payable and accrued expenses	127	—
Conversion of redeemable convertible preferred stock warrant liability to equity	—	631
Conversion of redeemable convertible preferred stock to common stock	—	290,462

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

The Company has generated net losses in all periods since its inception. As of June 30, 2020, the Company had an accumulated deficit of $434.1 million and has not generated positive cash flows from operations since inception. Losses are expected to continue as the Company continues to invest in product development, manufacturing, and sales and marketing.

The Company has raised multiple rounds of equity and debt financing since its inception. In October 2018, the Company completed an initial public offering (IPO) of its common stock which raised proceeds of $69.6 million, after deducting underwriting discounts and commissions and offering expenses. In May 2019, the Company completed an underwritten public offering of its common stock with proceeds of $84.3 million, after deducting underwriting discounts and commissions and offering expenses. In December 2019 and January 2020, the Company completed an at-the-market offering of its common stock with proceeds of $48.0 million, after deducting underwriting discounts and commissions and offering expenses. In February 2020, the Company completed an underwritten public offering of its common stock with proceeds of $140.2 million, after deducting underwriting discounts and commissions and offering expenses. In June 2020, the Company completed an underwritten public offering of its common stock with proceeds of $107.5 million, after deducting underwriting discounts and commissions and offering expenses. Management believes that the existing cash, cash equivalents and short-term investments will be sufficient to fund operations for at least one year from the issuance of these unaudited condensed consolidated financial statements. However, the Company may need to obtain additional financing to fund operations beyond this period, and there can be no assurance that it will be successful in raising additional financing on terms which are acceptable to the Company.

If the Company requires but is unable to obtain additional funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.

COVID-19 considerations

In March 2020, the World Health Organization declared the COVID-19 outbreak to be a pandemic. During the three and nine months ended June 30, 2020, financial results of the Company were not significantly affected by the COVID-19 outbreak. The Company has considered all information available as of the date of issuance of these financial statements and the Company is not aware of any specific events or circumstances that would require an update to its estimates or judgments, or a revision to the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information becomes available. The extent to which the COVID-19 outbreak affects the Company’s future financial results and operations will depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the outbreak, and current or future domestic and international actions to contain it and treat it.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law. The Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. These provisions are not expected to have a material effect on the Company’s unaudited consolidated financial statements.

2. Summary of significant accounting policies

Basis of presentation and use of estimates

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2019 (the Annual Report on Form 10-K) dated December 12, 2019. The condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements. The condensed consolidated balance sheet at September 30, 2019 is derived from unaudited consolidated financial statements but does not include all disclosures required by GAAP. The operating results for the three and nine months ended June 30, 2020 are not necessarily indicative of the results expected for the full year ending September 30, 2020.

The following table provides a reconciliation of the Company’s cash and cash equivalents, current portion of restricted cash and non-current portion of restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash shown in the Company’s condensed consolidated statements of cash flows:

(in thousands)	June 30, 2020	September 30, 2019
Cash and cash equivalents	$207,853	$46,735
Restricted cash, current (within prepaid expenses and other current assets)	84	84
Restricted cash, non-current	579	579

Total cash, cash equivalents and restricted cash	$208,516	$47,398

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

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and September 30, 2019 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value.

(in thousands)	June 30, 2020
	Level 1	Level 2	Level 3	Fair value
Assets
Cash	$26,893	$—	$—	$26,893
Money market funds	180,960	—	—	180,960
Commercial paper	—	71,794	—	71,794
U.S. government treasury bills	32,112	—	—	32,112

Totals	$239,965	$71,794	$—	$311,759

(in thousands)	September 30, 2019
	Level 1	Level 2	Level 3	Fair value
Assets
Cash	$19,344	$—	$—	$19,344
Money market funds	27,390	—	—	27,390
Corporate bonds	—	8,530	—	8,530
Commercial paper	—	28,361	—	28,361
U.S. government treasury bills	54,482	—	—	54,482

Totals	$101,216	$36,891	$—	$138,107

As of June 30, 2020 and September 30, 2019, gross unrealized gains and unrealized losses for cash equivalents and short-term investments were not material, and the contractual maturities of all marketable securities were less than one year.

4. Balance sheet components

The Company’s accounts receivable, net balance consists of the following:

(in thousands)	June 30, 2020	September 30, 2019
Trade Receivables	$12,740	$11,085
Other Receivables	926	1,313
Allowance for Doubtful Accounts	(319)	(294)

Accounts Receivable, net	$13,347	$12,104

Inventory amounts consist of the following:

(in thousands)	June 30, 2020	September 30, 2019
Raw Materials	$9,991	$4,900
Work-in-process	1,794	1,157
Finished Goods	1,376	1,273

	$13,161	$7,330

5. Goodwill and intangible assets

There were no changes to the carrying value of goodwill as of June 30, 2020 and September 30, 2019. Total amortization expense related to intangible assets was less than $0.1 million for the three months ended June 30, 2020 and 2019.

The intangible assets balances are presented below:

	June 30, 2020
(in thousands, except for years)	Useful life in years	Gross carrying amount	Accumulated amortization	Net book value
Developed Technology	6	$1,220	$(864)	$356
Tradenames & Trademarks	2	20	(20)	—

Total indefinite-lived intangible assets		$1,240	$(884)	$356

	September 30, 2019
(in thousands, except for years)	Useful life in years	Gross carrying amount	Accumulated amortization	Net book value
Developed Technology	6	$1,220	$(712)	$508
Tradenames & Trademarks	2	20	(20)	—

Total indefinite-lived intangible assets		$1,240	$(732)	$508

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

Future minimum lease payments under all non-cancelable operating leases as of June 30, 2020 are as follows:

(in thousands)	Operating leases
Years ending September 30:
Remainder of 2020	$1,341
2021	6,818
2022	6,911
2023	6,572
2024	6,385
Thereafter	11,340

Total minimum lease payments	$39,367
Less: imputed interest	(6,951)

Total operating lease liabilities	$32,416
Less: current portion	(6,669)

Operating lease liabilities, net of current portion	$25,747

During the three and nine months ended June 30, 2020, operating lease expense was $1.9 million and $5.9 million, respectively. Cash payments for amounts included in the measurement of operating lease liabilities for the three and nine months ended June 30, 2020 were $2.9 million and $7.1 million, respectively. As of June 30, 2020, the weighted-average remaining lease term was 5.8 years and the weighted-average discount rate was 6.98%.

7. Related party transactions

During the three months ended June 30, 2020 and 2019, the Company purchased raw materials from a related party investor in the amount of $1.1 million and $0.5 million, respectively. During the nine months ended June 30, 2020 and 2019, the Company purchased raw materials from a related party investor in the amount of $2.7 million and $2.6 million, respectively. Payable balances and cash receipts and receivable balances with the related party investor were immaterial as of June 30, 2020 and September 30, 2019.

8. Income taxes

In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that quarter. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate primarily as a result of state taxes, foreign taxes, and changes in the Company’s valuation allowance against its deferred tax assets. For each of the three and nine months ended June 30, 2020 and 2019, the Company recorded an immaterial provision for income taxes.

9. Warrants

Outstanding warrants for the Company’s common stock, issued in connection with its long-term debt agreements, were as follows:

(in thousands, except share and per share data)	Number of shares underlying warrants	Issuance date	Expiration date	Exercise price per share
	June 30, 2020
Warrant class/series:
Common stock warrants	18,854	December 22, 2015	December 22, 2025	$14.85
Common stock warrants	7,531	March 28, 2016	March 28, 2026	$21.24

Total common stock warrants	26,385

(in thousands, except share and per share data)	Number of shares underlying warrants	Issuance date	Expiration date	Exercise price per share
	September 30, 2019
Warrant class/series:
Common stock warrants	18,854	December 22, 2015	December 22, 2025	$14.85
Common stock warrants	7,531	March 28, 2016	March 28, 2026	$21.24

Total common stock warrants	26,385

10. Common stock

In December 2019, the Company entered into a sales agreement with Cowen and Company, LLC for an at-the-market offering (ATM) to offer and sell shares of its common stock having an aggregate offering price of up to $50.0 million from time to time. The offering was completed during December 2019 and January 2020. During this period, the Company sold a total of 2,239,680 shares of its common stock at a weighted-average price of $22.32 per share and received total net proceeds of $48.0 million under the ATM, net of estimated underwriting discounts and commissions and offering expenses.

In February 2020, the Company completed an underwritten public offering of 4,642,857 shares of its common stock at a price to the public of $28.00 per share, including the full exercise of the underwriters’ option to purchase an additional 696,428 shares of common stock. The Company received total net proceeds from the offering of $140.2 million, net of estimated underwriting discounts and commissions and offering expenses.

In June 2020, the Company completed an underwriting public offering of 3,484,848 shares of its common stock at a price to the public of $33.00 per share, including the full exercise of underwriters’ option to purchase an additional 454,545 shares of common stock. The Company received total net proceeds from the offering of $107.5 million, net of estimated underwriting discounts and commissions and offering expenses.

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

Activity under the equity incentive plans during the nine months ended June 30, 2020 is summarized below:

(in thousands, except share and per share data)	Shares available	Options outstanding	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at September 30, 2019	1,520,875	3,550,445	$15.99	8.3	$31,998
Additional shares authorized	999,900	—
Stock options granted	(1,161,972)	1,161,972	$25.77
Stock options exercised	—	(540,135)	$9.21
Stock options forfeited	178,049	(178,049)	$22.51
Restricted stock units granted	(238,162)	—	—
Forfeiture of restricted stock units	32,281	—	—
Shares withheld for payment of taxes	59,026	—	—
Early exercised options repurchased	1,444	—

Outstanding at June 30, 2020	1,391,441	3,994,233	$19.46	8.2	$103,249

Vested or expected to vest at June 30, 2020		3,994,233	$19.46	8.2	$103,249
Vested and exercisable at June 30, 2020		1,487,245	$13.80	7.2	$46,862

Total stock-based compensation expense recognized was as follows:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2020	2019	2020	2019
Cost of revenues	$279	$446	$890	$1,155
Research and development	833	530	2,357	1,251
Selling, general and administrative	2,960	2,056	8,718	5,401

Total stock-based compensation	$4,072	$3,032	$11,965	$7,807

As of June 30, 2020, there was $32.1 million of total unrecognized compensation cost related to non-vested stock options under the equity incentive plans that are expected to be recognized over a weighted average period of 2.9 years.

Restricted Stock Units

Restricted stock primarily consists of restricted stock unit awards (RSUs) which have been granted to employees. The value of an RSU award is based on the Company’s stock price on the date of grant. The shares underlying the RSU awards are not issued until the RSUs vest. Upon vesting, each RSU converts into one share of the Company’s common stock.

Activity with respect to the Company’s restricted stock units during the nine months ended June 30, 2020 was as follows:

(in thousands, except share and per share data)	Number of Shares	Weighted average grant date fair value per share	Weighted average remaining contractual term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2019	462,370	$26.16	3.9	$8,959
Restricted stock units granted	221,409	$25.16
Restricted stock units vested	(145,949)	$26.20
Restricted stock units forfeited	(28,798)	$26.20

Outstanding at June 30, 2020	509,032	$25.72	3.3	$23,059

Expected to vest at June 30, 2020	509,032	$25.72	3.3	$23,059

As of June 30, 2020, there was $12.2 million of total unrecognized compensation cost related to these issuances that is expected to be recognized over a weighted average period of 3.3 years.

2018 Employee Stock Purchase Plan

On September 26, 2018, the board of directors adopted the 2018 Employee Stock Purchase Plan (the 2018 ESPP). The number of shares reserved for issuance under the 2018 ESPP upon approval was 275,225 shares of the Company’s common stock, and it increases automatically on the first day of each fiscal year, following the fiscal year in which the 2018 ESPP becomes effective, by a number equal to the least of 249,470 shares, 1% of the shares of common stock outstanding at that time, or such number of shares determined by the Company’s board of directors. The number of shares reserved for issuance as at June 30, 2020 is as follows:

Shares available
Outstanding at September 30, 2019	56,081
Additional shares authorized	249,470
Shares issued during the period	(58,338)

Outstanding at June 30, 2020	247,213

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

Unless otherwise determined by the board of directors, the Company’s common stock will be purchased for the accounts of employees participating in the 2018 ESPP at a price per share that is the lesser of 85% of the fair market value of the Company’s common stock on the first trading day of the offering period, or 85% of the fair market value of the Company’s common stock on the last trading day of the offering period. During the three and nine months ended June 30, 2020 and 2019, activity under the 2018 ESPP was immaterial.

12. Net loss per share attributable to common stockholders

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders:

	Three months ended June 30,		Nine months ended June 30,
(in thousands, except share and per share data)	2020	2019	2020	2019
Numerator:
Net loss attributable to common stockholders	$(28,207)	$(27,916)	$(115,613)	$(76,488)

Denominator:
Weighted average shares used in computing net loss per share, basic and diluted	41,838,498	30,290,150	37,462,929	25,789,794

Net loss per share attributable to common stockholders, basic and diluted	$(0.67)	$(0.92)	$(3.09)	$(2.97)

The potentially dilutive common shares that were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented are as follows:

	Three and nine months ended June 30,
(in thousands, except share and per share data)	2020	2019
Shares subject to options to purchase common stock	3,994,233	3,606,663
Unvested restricted stock units	509,032	471,330
Unvested restricted shares of common stock	—	50,921
Unvested shares of common stock issued upon early exercise of stock options	21,698	45,369
Shares subject to employee stock purchase plan	50,008	143,716
Shares subject to warrants to purchase common stock	26,385	74,670

Total	4,601,356	4,392,669

13. Geographic, product and industry information

The table below sets forth revenues by geographic region, based on ship-to destinations. Americas consists of Canada, Mexico, and South America; EMEA consists of Europe, the Middle East, and Africa; and APAC consists of Japan, China, South Korea, Singapore, Malaysia, and Australia.

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2020	2019	2020	2019
United States	$13,365	$8,687	$34,944	$26,567
EMEA	6,394	3,508	18,566	9,257
APAC	1,179	878	3,364	2,017
Americas	269	527	794	807

Total	$21,207	$13,600	$57,668	$38,648

The table below sets forth revenues by products.

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2020	2019	2020	2019
Synthetic genes	$9,604	$6,242	$26,556	$18,850
Oligo pools	1,004	1,214	3,347	3,280
DNA and Biopharma libraries	1,522	578	3,933	1,654
NGS tools	9,077	5,566	23,832	14,864

Total	$21,207	$13,600	$57,668	$38,648

The table below sets forth revenues by industry.

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2020	2019	2020	2019
Industrial chemicals	$7,698	$5,319	$21,471	$16,051
Academic research	4,624	4,497	14,341	9,206
Healthcare	8,552	3,291	20,853	12,412
Agricultural	333	493	1,003	979

Total	$21,207	$13,600	$57,668	$38,648

* * * * *

Item 2.	Management’s discussion and analysis of financial condition and results of operations

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

Additionally, we believe our platform will enable new value-add opportunities, such as discovery partnerships for biologic drugs, and will enable new applications for synthetic DNA, such as digital data storage. We sell our synthetic DNA and synthetic DNA-based products to a customer base of over 1,900 customers across a broad range of industries. We launched the first application of our platform, synthetic genes and oligo pools in April 2016 to disrupt the gene synthesis market and make legacy DNA synthesis methods obsolete.

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

In the three months ended June 30, 2020, our net revenues increased sequentially to $21.2 million from net revenues of $19.3 million in the three months ended March 31, 2020. Our net revenues from NGS tools grew, including products related to COVID-19, to $9.1 million in the three months ended June 30, 2020, from $7.7 million in the three months ended March 31, 2020, due to customers adopting our NGS tools and ramping up of production volume. Our synthetic gene revenue attributable to Ginkgo Bioworks, our largest customer, was $2.8 million in the three months ended June 30, 2020, versus $3.9 million in the three months ended March 31, 2020. Our non-Ginkgo synthetic gene revenue was $6.8 million in the three months ended June 30, 2020 compared to our non-Ginkgo synthetic gene revenue of $5.2 million in the three months ended March 31, 2020. Our selling, general and administrative expenses, or SG&A, decreased to $22.5 million in the three months ended June 30, 2020 from $27.2 million in the prior three months ended March 31, 2020, due to decrease in legal costs, offset by an increase of consulting expense.

Our R&D expenses decreased nominally from $10.6 million in the three months ended March 31, 2020 to $10.4 million in the three months ended June 30, 2020 due to the reimbursement of $1.5 million recognized as an offset to the R&D expense.

As of June 30, 2020, and September 30, 2019, we had $311.8 million and $138.1 million in cash, cash equivalents and short-term investments, respectively.

COVID-19 considerations

In March 2020, the World Health Organization declared the COVID-19 outbreak to be a pandemic. During the nine months ended June 30, 2020, financial results of the Company were not significantly affected by the COVID-19 outbreak. However, the extent to which the COVID-19 outbreak affects the Company’s future financial results and operations will depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the outbreak, and current or future domestic and international actions to contain it and treat it.

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

Due to the speed and uncertainty with which the situation continues to develop, we are not able at this time to estimate the effect of COVID-19 on our financial results and operations, but the effect could be material for the remainder of fiscal year 2020 and/or during any future period affected either directly or indirectly by this pandemic. For further discussion of the risks relating to COVID-19, see Part II, Item 1A. “Risk Factors—We are subject to risks associated with COVID-19.”

Financial overview

The following table summarizes certain selected historical financial results:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2020	2019	2020	2019
Revenues	$21,207	$13,600	$57,668	$38,648
Loss from operations	(28,196)	(28,121)	(116,112)	(77,282)
Net loss attributable to common stockholders	(28,207)	(27,916)	(115,613)	(76,488)

Revenues

We generate revenue from sales of synthetic genes, oligo pools, NGS tools, DNA and Biopharma libraries. Our ability to increase our revenues will depend on our ability to further penetrate the domestic and international markets, launch new products, generate sales through our direct sales force, and over time from our e-commerce platform.

Revenues by geography

We have one reportable segment from the sale of synthetic DNA products. The following table shows our revenues by geography, based on our customers’ shipping addresses. Americas consists of Canada, Mexico, and South America; EMEA consists of Europe, the Middle East, and Africa; and APAC consists of Japan, China, South Korea, Singapore, Malaysia, and Australia.

	Three months ended June 30,				Nine months ended June 30,
(in thousands, except percentages)	2020	%	2019	%	2020	%	2019	%
United States	$13,365	63%	$8,687	64%	$34,944	61%	$26,567	69%
EMEA	6,394	30%	3,508	26%	18,566	32%	9,257	24%
APAC	1,179	6%	878	6%	3,364	6%	2,017	5%
Americas	269	1%	527	4%	794	1%	807	2%

Total revenues	$21,207	100%	$13,600	100%	$57,668	100%	$38,648	100%

Revenues by product

The table below sets forth revenues by product:

	Three months ended June 30,				Nine months ended June 30,
(in thousands, except percentages)	2020	%	2019	%	2020	%	2019	%
Synthetic genes	$9,604	45%	$6,242	46%	$26,556	46%	$18,850	49%
Oligo pools	1,004	5%	1,214	9%	3,347	6%	3,280	8%
DNA and Biopharma libraries	1,522	7%	578	4%	3,933	7%	1,654	4%
NGS tools	9,077	43%	5,566	41%	23,832	41%	14,864	39%

Total revenues	$21,207	100%	$13,600	100%	$57,668	100%	$38,648	100%

Revenues by industry

The table below sets forth revenues by industry:

	Three months ended June 30,				Nine months ended June 30,
(in thousands, except percentages)	2020	%	2019	%	2020	%	2019	%
Industrial chemicals	$7,698	36%	$5,319	39%	$21,471	37%	$16,051	42%
Academic research	4,624	22%	4,497	33%	14,341	25%	9,206	24%
Healthcare	8,552	40%	3,291	24%	20,853	36%	12,412	32%
Agriculture	333	2%	493	4%	1,003	2%	979	2%

Total revenues	$21,207	100%	$13,600	100%	$57,668	100%	$38,648	100%

Product shipments including synthetic genes

Shipments of all products and number of genes shipped in the three months ended June 30, 2020, March 31, 2020, December 31, 2019, September 30, 2019, June 30, 2019, March 31, 2019, December 31, 2018, and September 30, 2018 were as follows:

	Three months ended
(in thousands, except shipments)	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Number of genes shipped	83,216	88,545	79,851	80,022	68,069	69,087	71,246	70,820
Number of shipments	7,213	6,595	6,154	5,631	5,151	3,909	2,943	2,229

Comparison of the three months ended June 30, 2020 and 2019

Revenues

	Three months ended June 30,
(in thousands, except percentages)	2020	2019	Change	%
Revenues	$21,207	$13,600	$7,607	56%

In the three months ended June 30, 2020, revenues increased to $21.2 million from $13.6 million in the three months ended June 30, 2019. The revenue increase reflects growth in synthetic genes revenue of $3.4 million and NGS tools revenue of $3.5 million. The increase in synthetic genes revenue is primarily due to higher sales of 5.0KB genes and 3.2KB genes. In the three months ended June 30, 2020, we shipped 83,216 genes compared to 68,069 genes in the three months ended June 30, 2019, an increase of 22%. Synthetic gene pricing to our customers was relatively constant period-over-period, but the product mix changed with the introduction of our 5.0KB gene product as well as the number of customers purchasing our 3.2KB genes as a result of the introduction of our 5.0K gene product. The primary reason for NGS tools revenue growth was the adoption of our product by a larger customer base. We do not believe that pricing changes had a meaningful impact on the revenue changes for NGS tools period-over-period.

Cost of revenues

	Three months ended June 30,
(in thousands, except percentages)	2020	2019	Change	%
Cost of revenues	$16,472	$11,394	$5,078	45%

In the three months ended June 30, 2020, cost of revenues increased to $16.5 million from $11.4 million in the three months ended June 30, 2019. The increase was primarily due to higher consumption of reagents and production materials of $2.6 million associated with the increased product shipments and higher revenue. Payroll related expense was primarily driven to due to $0.9 million shelter-in place pay premiums and facilities and information technology cost increase of $0.6 million.

Research and development expenses

	Three months ended June 30,
(in thousands, except percentages)	2020	2019	Change	%
Research and development	$10,444	$9,007	$1,437	16%

In the three months ended June 30, 2020, research and development expenses increased to $10.4 million from $9.0 million in the three months ended June 30, 2019. The increase was primarily due to expanding our DNA synthesis R&D capabilities which includes increase in lab supplies of $0.3 million, outside services of $0.4 million, payroll related expenses of $1.9 million, which included shelter-in-place pay premiums of $0.3 million, and facilities and information technology of $0.2 million. The increase was offset by the reimbursement of $1.5 million received from Georgia Institute of Technology related to development of the DNA synthesis portion of the Molecular Information Storage program.

Selling, general and administrative

	Three months ended June 30,
(in thousands, except percentages)	2020	2019	Change	%
Selling, general and administrative	$22,487	$21,320	$1,167	5%

In the three months ended June 30, 2020, selling, general and administrative expenses increased to $22.5 million from $21.3 million in the three months ended June 30, 2019. The increase was primarily due to increases in payroll expenses related to increased headcount, stock compensation expenses, and consulting and legal fees. Salaries and related costs increased by $4.0 million due to a $3.1 million increase in salaries and benefits mainly associated with expanding our commercial organization and increased stock-based compensation of $0.9 million. Consulting expenses increased by $1.7 million. The increase was offset by a decrease in legal fees of $3.6 million due to the Agilent litigation settlement in February 2020 and a decrease in travel expenses of $0.8 million primarily due to COVID-19 travel restrictions.

Interest, and other income (expense), net

	Three months ended June 30,
(in thousands, except percentages)	2020	2019	Change	%
Interest income	$247	$804	$(557)	(69)%
Interest expense	(181)	(318)	137	(43)%
Other income (expense)	(56)	(227)	171	(75)%

Total interest, and other income (expense), net	$10	$259	$(249)	(96)%

In the three months ended June 30, 2020, interest income was $0.2 million compared to $0.8 million in the three months ended June 30, 2019, resulting from our short-term investments. Interest expense was $0.2 million in the three months ended June 30, 2020 and $0.3 million in the three months ended June 30, 2019 related to outstanding debt under our credit facility with Silicon Valley Bank.

Provision for income taxes

	Three months ended June 30,
(in thousands, except percentages)	2020	2019	Change	%
Provision for income taxes	$21	$54	$(33)	(61)%

We recorded income tax expense of less than $0.1 million in the three months ended June 30, 2020 and 2019.

Comparison of the nine months ended June 30, 2020 and 2019

Revenues

	Nine months ended June 30,
(in thousands, except percentages)	2020	2019	Change	%
Revenues	$57,668	$38,648	$19,020	49%

In the nine months ended June 30, 2020, revenues increased to $57.7 million from $38.6 million in the nine months ended June 30, 2019. The revenue increase reflects growth in synthetic genes revenue of $7.7 million and NGS tools revenue of $9.0 million. The primary increase in synthetic genes revenue is due to higher sales of 5.0KB genes and 3.2KB genes. In the nine months ended June 30, 2020, we shipped 251,612 genes compared to 208,402 genes in the nine months ended June 30, 2019, an increase of 21%. Synthetic gene pricing to our customers was relatively constant period-over-period, but the product mix changed with the introduction of our 5.0KB gene product and customers purchasing our 3.2KB genes. The primary reason for NGS tools revenue growth was the adoption of our product by a larger customer base. We do not believe that pricing changes had a meaningful impact on revenue from NGS tools period-over-period.

Cost of revenues

	Nine months ended June 30,
(in thousands, except percentages)	2020	2019	Change	%
Cost of revenues	$43,829	$35,041	$8,788	25%

In the nine months ended June 30, 2020, cost of revenues increased to $43.8 million from $35.0 million in the nine months ended June 30, 2019. The increase was primarily due to payroll related expense increase of $3.6 million related to higher number of product shipped and $1.0 million related to shelter-in-place pay premiums. Consumption of reagents and production materials increased by $3.1 million associated with the increased product shipments and higher revenue. Facilities and information technology costs increased by $2.3 million which included the effect of consolidating our manufacturing operations into one facility in South San Francisco.

Research and development expenses

	Nine months ended June 30,
(in thousands, except percentages)	2020	2019	Change	%
Research and development	$31,369	$25,186	$6,183	25%

In the nine months ended June 30, 2020, research and development expenses increased to $31.4 million from $25.2 million in the nine months ended June 30, 2019. The increase was primarily due to expanding our DNA synthesis R&D capabilities which includes increases in outside services of $2.0 million, facilities and information technology of $1.0 million, and depreciation and maintenance of $1.4 million. Payroll and stock compensation related expense increased by $3.2 million, which included $0.4 million of shelter-in-place pay premiums. The increase was offset by the reimbursement of $1.5 million received from Georgia Institute of Technology related to development of the DNA synthesis portion of the Molecular Information Storage program.

Selling, general and administrative

	Nine months ended June 30,
(in thousands, except percentages)	2020	2019	Change	%
Selling, general and administrative	$76,082	$55,703	$20,379	37%

In the nine months ended June 30, 2020, selling, general and administrative expenses increased to $76.1 million from $55.7 million in the nine months ended June 30, 2019. The increase was primarily due to increases in payroll expenses related to increased headcount, stock compensation expenses, and legal expenses. Salaries and related costs increased by $13.0 million, as a result of increased headcount, including $3.3 million higher stock-based compensation expense. Legal fees increased by $4.2 million primarily in connection with the Agilent litigation settled in February 2020. Outside services increased by $1.4 million and facilities and information technology increased by $1.4 million. The increase was offset by a decrease in travel expenses of $0.9 million primarily due to COVID-19 travel restrictions.

Litigation settlement

	Nine months ended June 30,
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

Interest, and other income (expense), net

	Nine months ended June 30,
(in thousands, except percentages)	2020	2019	Change	%
Interest income	$1,388	$2,243	$(855)	(38)%
Interest expense	(644)	(1,007)	363	(36)%
Other income (expense)	(125)	(263)	138	(52)%

Total interest, and other income (expense), net	$619	$973	$(354)	(36)%

In the nine months ended June 30, 2020, interest income was $1.4 million compared to $2.2 million in the nine months ended June 30, 2019, resulting from our short-term investments. Interest expense was $0.6 million in the nine months ended June 30, 2020 and $1.0 million in the nine months ended June 30, 2019 related to outstanding debt under our credit facility with Silicon Valley Bank.

Provision for income taxes

	Nine months ended June 30,
(in thousands, except percentages)	2020	2019	Change	%
Provision for income taxes	$120	$179	$(59)	(33)%

In the nine months ended June 30, 2020, we recorded income tax expense of $0.1 million compared to $0.2 million in the nine months ended June 30 2019.

Liquidity and capital resources

As of June 30, 2020, our principal sources of liquidity were $311.8 million of cash, cash equivalents and short-term investments, which primarily consist of short-term, investment-grade commercial paper and U.S. government treasury bills.

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

Operating capital requirements

Our primary uses of capital are, and we expect will continue to be for the near future, working capital, compensation and related expenses, manufacturing costs, laboratory and related supplies, legal and other regulatory expenses and general overhead costs. As of June 30, 2020, we had $5.0 million in commitments for capital expenditures.

Cash flows

The following table summarizes our sources and uses of cash and cash equivalents:

	Nine months ended June 30,
(in thousands)	2020	2019
Net cash used in operating activities	$(117,053)	$(64,579)
Net cash used in investing activities	(19,981)	(103,623)
Net cash provided by financing activities	298,158	155,650

Operating activities

In the nine months ended June 30, 2020, net cash used in operating activities was $117.1 million, and consisted primarily of a net loss of $115.6 million adjusted for non-cash items including depreciation and amortization expenses of $4.8 million, stock-based compensation expense of $12.0 million, and a change in operating assets and liabilities of $17.0 million.

In the nine months ended June 30, 2019, net cash used in operating activities was $64.6 million, and consisted primarily of a net loss of $76.5 million adjusted for non-cash items including depreciation and amortization expenses of $4.6 million, stock-based compensation expense of $7.8 million, and a change in operating assets and liabilities of approximately $0.2 million.

Investing activities

In the nine months ended June 30, 2020, our investing activities used net cash of $20.0 million. The net cash provided resulted primarily from the net impact of purchases and maturity of investments, and purchases of laboratory property, equipment, and computers.

In the nine months ended June 30, 2019, our investing activities used net cash of approximately $103.6 million. The use of net cash resulted primarily from the net impact of purchases and maturity of investments, and purchases of laboratory property, equipment, and computers.

Financing activities

In the nine months ended June 30, 2020, net cash provided by financing activities was $298.2 million, which consisted of $48.0 million in net proceeds from our ATM offering, $247.8 million in net proceeds from public offerings of our common stock, $1.5 million from proceeds from issuance of shares under the 2018 ESPP and $5.0 million from the exercise of stock options, offset by $2.5 million in principal payments on long term debt and $1.6 million in repurchases of common stock for income tax withholdings.

In the nine months ended June 30, 2019, net cash provided by financing activities was $155.7 million, which consisted of $156.2 million in proceeds from public offerings of our common stock, net of underwriting discounts and commissions and offering expenses, and $1.1 million from the issuance of common stock and exercise of stock options, offset by $1.7 million in principal payments on long term debt.

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

Our revenue is generated through the sale of synthetic biology tools, such as synthetic genes, or clonal genes and fragments, oligonucleotide pools, or oligo pools, NGS tools, DNA and Biopharma libraries. We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.

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

Interest rate risk

We had cash and cash equivalents totaling $207.9 million and $46.7 million as of June 30, 2020 and September 30, 2019, respectively. We had short-term investments of $103.9 million and $91.4 million as of June 30, 2020 and September 30, 2019, respectively. Our cash and cash equivalents consist of cash in bank accounts and money market funds, and short-term investments consist of U.S. government agency bonds, corporate bonds, and commercial paper. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio. Therefore, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

(a) Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020 as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by the Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may be subject to various legal proceedings and claims arising in the ordinary course of business.

Item 1A.	Risk factors

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding other statements in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes, before making a decision to invest in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risk and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the events or circumstances described in the following risk factors actually occur, our business, operating results, financial condition, cash flows, and prospects could be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

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

Our global operations expose us to risks associated with COVID-19 that has spread globally. In the recent months, the continued spread of COVID-19 has led to disruption to business and economic activity and related uncertainty and volatility in the global capital markets, which increases the cost of, and adversely impacts access to, capital and increases economic uncertainty. The COVID-19 pandemic has caused an economic slowdown and it is likely that such slowdown will be of an extended duration, and it is possible that it will cause a global recession. While our financial results for the second and third quarters of fiscal 2020 have not been significantly affected by the COVID-19 outbreak, impacts from COVID-19 may, in the future, adversely affect our operations, supply chains, distribution systems and customer demand, including as a result of impacts associated with preventive and precautionary measures that we, other businesses and governments are taking or may take in the future. The effectiveness of our sales teams may be negatively impacted by the lack of travel and their reduced ability to engage with decision-makers. Our NGS business may be negatively impacted by the sequencing capacity dedicated to COVID-19 related orders. Our shipments may be subject to higher freight costs. Our customers may delay payments for shipments received. A significant portion of our business is in the academic markets and the demand for our products in this customer segment have been affected by a reduction in their research grants and may continue to be so affected in the future. Supply chain disruptions may result in the lack of raw materials, delay in the release of new products or compressed margins due to an increase in material costs. Due to these impacts and measures, we may experience significant and unpredictable reductions in demand for our products and our customers may postpone or cancel their existing orders. As long as the COVID-19 pandemic continues, we and many other employers in the United States and Europe are requiring all employees whose duties can be performed remotely, to work from home and not to go into our offices. This increase in employee telecommuting activity could increase the risk of a security breach of our information technology systems. If the COVID-19 pandemic continues and business and economic conditions persist or worsen, we may experience a decline in sales activities and customer orders or cancelations of existing orders, and it remains uncertain what impact these declines will have on future sales and customer orders once conditions begin to improve. In addition to existing travel restrictions, some countries have closed their borders to U.S. travelers and may continue to impose or further restrict travel and impose or resume prolonged quarantines, which would significantly impact our ability to support our business operations and customers in those locations and the ability of our employees to access their places of work to produce products, or significantly hamper our products from moving through the supply chain. As a result, given the rapid and evolving nature of the business and economic conditions in response to the virus, the COVID-19 pandemic may negatively affect our revenue growth, and it is uncertain how materially COVID-19 will affect our global operations if these impacts persist or worsen over an extended period of time. Any of these impacts would have an adverse effect on our business, financial condition and results of operations, and at this point, the extent of the impact of COVID-19 remains uncertain. In addition, our ability to raise capital may also be negatively affected.

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

We have incurred net losses each year since inception and have generated limited revenue from product sales to date. We expect to incur increasing costs as we grow our business. We cannot be certain if or when we will produce sufficient revenue from our operations to support our costs. Even if profitability is achieved, we may not be able to sustain profitability. We incurred net losses of $107.7 million, $71.2 million and $59.3 million for the years ended September 30, 2019, 2018 and 2017, respectively. As of June 30, 2020, we had an accumulated deficit of $434.1 million. We expect to incur substantial losses and negative cash flow for the foreseeable future. We may incur significant losses in the future for a number of reasons, many of which are beyond our control, including the other risks described in this Form 10-Q, the market acceptance of our products, business and economic conditions resulting from the COVID-19 pandemic, future product development, and our market penetration and margins.

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

In order to grow our business, we must continue to attract new customers and retain and grow sales from our existing customers on a cost-effective basis. To do this, we aim to attract new and existing buyers of synthetic DNA and NGS tool kits, convert makers of synthetic DNA into buyers of synthetic DNA, monetize our antibody discovery platform by entering into partnerships and achieve widespread market acceptance by delivering both our current product offerings and new products and technologies at low-cost, with high-quality, reliable turn-around times and throughput, superior e-commerce services and effective technical support. We cannot guarantee that our efforts to provide these key requirements will be consistently acceptable to, and meet the performance expectations of, our customers and potential customers. If we are unable to successfully attract and retain customers, our business, financial position and results of operations would be negatively impacted.

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

Our future revenue growth and market potential may depend on our ability to leverage our DNA synthesis platform together with our custom libraries and other proprietary tools, such as our antibody discovery and optimization platform, in adjacent businesses such as pharmaceutical biologics drug discovery and digital data storage in DNA. There can be no assurance that we can continue to utilize our antibody libraries to accelerate the lead identification and lead optimization steps of antibody discovery or to discover more effective antibody drugs. In addition, our technology may not develop in a way that allows data storage in DNA to become cost competitive with traditional data storage media or in a way that otherwise enables us to address the markets opportunities that we believe exist. If we are unable to expand into adjacent addressable markets, our business, financial position and results of operations could be negatively impacted.

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

Our near-term prospects, including our ability to finance our research and development activities and initiatives and enter into strategic collaborations, will depend heavily on the successful development and commercialization of our synthetic DNA products. These initiatives will be substantially dependent on our ability to generate revenue from our synthetic DNA products and obtain other funding necessary to support these initiatives. Our inability to continue these initiatives and initiate new research and development efforts could result in a failure to develop new products, improve upon existing products such that sectors like pharmaceutical biologics drug discovery, DNA library creation and data storage may never be fully developed, and expand our addressable market which could have a material and adverse impact on our sales, business, financial position and results of operations.

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

•

our ability to progress our DNA synthesis products could be materially and adversely impacted if the single-source supplier upon which we rely were to experience a significant business challenge, disruption or failure due to issues such as financial difficulties or bankruptcy, issues relating to other customers such as regulatory or quality compliance issues, or other financial, legal, regulatory, operational or reputational issues.

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

In September 2017, we entered into an amended and restated loan and security agreement with Silicon Valley Bank (SVB) which provides a $10 million revolving credit facility and a $10 million term loan. The credit agreement contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

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

As of June 30, 2020, we own 20 issued U.S. patents and 8 issued international patents; three in China, one in Europe, two in Taiwan, one in Japan and one in Eurasia. There are 188 pending patent applications, including 51 in the United States, 130 international applications and seven applications filed under the Patent Cooperation Treaty. Additionally, we have exclusively licensed a patent portfolio containing eight issued patents, including one U.S. patent and seven international patents, and nine pending applications, including one in the U.S. and eight international applications. We rely on a combination of patent rights, copyrights and trade secrets to protect the proprietary elements of our products. Our policy is to file patent applications to protect technology, inventions and improvements that are important to our business.

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

As June 30, 2020, our directors and executive officers and their affiliates beneficially own, in the aggregate, approximately 19.3% of our outstanding capital stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

We have begun using and intend to use the net proceeds from our initial public offering primarily to (i) improve and update our platform and core technologies, (ii) expand our sales and marketing capabilities in the United States and other geographies, including China, (iii) continue to expand in the pharmaceutical biologics drug discovery and DNA data storage markets, (iv) establish our operations in China, and (v) for working capital and general corporate purposes. While we have no current agreements, commitments or understandings for any specific strategic acquisitions or in-licenses at this time, we may use a portion of the net proceeds for these purposes.

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

August 12, 2020	Twist Bioscience Corporation

	By:	/s/ James M. Thorburn
James M. Thorburn
Chief Financial Officer