Form 10-K
period 2020-09-30
Twist Bioscience Corp
filed 2020-11-27
CIK 1581280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2020

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☒    NO  ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Small reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of March 31, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of common stock held by non-affiliates of the registrant was approximately $1.088 billion.

The number of shares of the Registrant’s common stock outstanding as of November 23, 2020, was 45,152,511.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be filed in connection with its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

TWIST CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2020

Forward-looking statements

This Annual Report on Form 10-K for the fiscal year ended September 30, 2020, or Form 10-K, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements relate to, among other matters, plans for product development and licensing to third parties, plans and timeframe for the commercial development of DNA data storage capabilities, expectations regarding market penetration, anticipated customer conversions to our products, plans to expand in the international markets, identification and development of potential antibody candidates for the treatment of COVID-19, and the anticipated timeframe for remediating the material weakness in internal control over financial reporting. Forward-looking statements are also identified by the words “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” and variations of such words and similar expressions. You should not rely upon forward-looking statements as predictions of future events. Such statements are based on management’s expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results, events or circumstances to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include:

•	our ability to increase our revenue and our revenue growth rate;

•	our ability to accurately estimate capital requirements and our needs for additional financing; our estimates of the size of our market opportunities;

•	our ability to increase DNA production, reduce turnaround times and drive cost reductions for our customers;

•	our ability to effectively manage our growth;

•	our ability to successfully enter new markets and manage our international expansion;

•	our ability to protect our intellectual property, including our proprietary DNA synthesis platform;

•	costs associated with defending intellectual property infringement and other claims;

•	the effects of increased competition in our business;

•	our ability to keep pace with changes in technology and our competitors;

•	our ability to successfully identify, evaluate and manage any future acquisitions of businesses, solutions or technologies;

•	the success of our marketing efforts;

•	a significant disruption in, or breach in security of our information technology systems and resultant interruptions in service and any related impact on our reputation;

•	our ability to attract and retain qualified employees and key personnel;

•

the effects of natural or man-made catastrophic events, including those resulting from the novel strain of coronavirus that causes coronavirus disease 2019, or COVID-19, that was first identified in Wuhan, China;

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

*        *         *        *        *

When we use the terms “Twist,” “Twist Bioscience,” the “Company,” “we,” “us” or “our” in this report, we are referring to Twist Bioscience Corporation and its consolidated subsidiaries unless the context requires otherwise. Sequence space and the Twist logo are trademarks of Twist Bioscience Corporation. All other company and product names may be trademarks of the respective companies with which they are associated.

PART I

Item 1.	Business

At Twist Bioscience Corporation, we work in service of customers who are changing the world for the better. In fields such as health care, food/agriculture, industrial chemicals, academic research and data storage, by using our synthetic DNA tools, our customers are developing ways to better lives and improve the sustainability of the planet. We believe that the faster our customers succeed, the better for all of us, and we believe Twist Bioscience is uniquely positioned to help accelerate their efforts.

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

We have applied our unique technology to manufacture a broad range of synthetic DNA-based products, including synthetic genes, tools for next generation sample preparation, and antibody libraries for drug discovery and development, all designed to enable our customers to conduct research more efficiently and effectively. Additionally, we are expanding our footprint by harnessing our proprietary platform to disrupt and innovate within larger market opportunities, such as discovery partnerships for biologic drugs, and new applications for synthetic DNA, such as digital data storage, to expand the overall reach and impact of DNA-based products. We sell our synthetic DNA and synthetic DNA-based products to a global customer base of approximately 2,200 customers across a broad range of industries.

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

•

chemicals/materials for cost-effective and sustainable production of new and existing specialty chemicals and materials, such as spider silk, nylon, rubber, fragrances, food flavors and food additives;

•	food/agriculture for more effective and sustainable crop production;

•	academic research for a broad range of applications; and

•	technology for potential use as an alternative long-term data storage medium.

Background

We currently generate revenue through two primary product lines: synthetic biology tools and next generation sequencing, or NGS, tools. In addition, we are leveraging our platform to expand our portfolio to include other synthetic DNA-based products and address additional market opportunities, including vertical market opportunities in biological drug discovery and development and digital data storage.

As part of our synthetic biology offering, we have commercialized a custom DNA library solution which we believe can be leveraged to facilitate other proprietary tools to provide an end-to-end solution in biologics drug discovery and early development, from target to investigational new drug, or IND, application, adding value as a partner to biotechnology and pharmaceutical companies.

In fiscal year 2020 we served approximately 2,200 customers and reported $90.1 million in revenue, including $29.1 million in revenue to the chemicals/materials sector, $40.0 million in revenue to the healthcare sector, $19.6 million in revenue to the academic research sector and $1.4 million in revenue to the food/agriculture sector. The industrial chemicals sector includes sales of $10.4 million to Ginkgo Bioworks, Inc., which we believe is the largest purchaser of synthetic DNA.

COVID-19 considerations

In March 2020, the World Health Organization declared the COVID-19 outbreak to be a pandemic. During the twelve months ended September 30, 2020, our revenues were not significantly affected by the COVID-19 pandemic. However, the extent to which the COVID-19 pandemic affects our future financial results and operations will depend on future developments which are highly uncertain and cannot be predicted, including the recurrence, severity and/or duration of the ongoing pandemic, and current or future domestic and international actions to contain and treat COVID-19.

We are following public and private sector policies and initiatives to reduce the transmission of COVID-19, such as the imposition of travel restrictions and the promotion of social distancing and work-from-home arrangements. We are taking a variety of measures to ensure the availability and functioning of our critical infrastructure, to promote the safety and security of our employees and to support the communities in which we operate. These measures include increasing our inventory, requiring remote working arrangements for employees not integral in physically making and shipping our products or who need specialized equipment to perform their work, investing in personal protective equipment, and providing paid sick leave to affected employees. For fiscal 2020, we provided shelter-in-place compensation during the quarter ended June 30, 2020 for employees working on site. On July 20, 2020 we commenced weekly testing of our employees working on site.

Due to the speed with which the situation may change, we are not able at this time to estimate the effect of COVID-19 on our financial results and operations, but the effect could be material for fiscal year 2021 and/or during any future period affected either directly or indirectly by this pandemic. For further discussion of the risks relating to COVID-19, see “We are subject to risks associated with COVID-19” under the section titled “Risk factors.”

Our Markets

The synthetic biology industry

Our products serve the field of synthetic biology, which is undergoing an era of rapid innovation and transformation. Synthetic biology is the engineering of biology to build new biological systems or re-design existing biological systems. The ability to design DNA and engineer biology is creating advances and benefits for a broad and growing range of applications for synthetic DNA and synthetic DNA-based products across multiple industries, including:

•	healthcare for the discovery and production of new vaccines, therapeutics and molecular diagnostics;

•	chemicals/materials for cost-effective and sustainable production of new and existing specialty chemicals and materials, such as spider silk, nylon, rubber, fragrances food flavors and food additives;

•	food/agriculture for more effective and sustainable crop production;

•	academic research for a broad range of applications; and

•	technology for potential use as an alternative long-term data storage medium.

Synthetic DNA is the fundamental building block of synthetic biology. Users of synthetic biology can design synthetic DNA to regulate the production of proteins and other molecules to achieve a specific functional purpose. While synthetic DNA has been produced for more than 40 years, the complexities of biology and the production constraints inherent in legacy processes have historically limited the applications and market opportunities for DNA synthesis.

The NGS Industry

Our NGS product line improves the work of our customers within large and growing markets. NGS has transformed many markets in recent years by changing the landscape of diagnosing disease and disorders to offer a path to prevention or treatment of disease. Some of the markets impacted by NGS includes oncology, reproductive health, food/agriculture, consumer genomics, infectious disease research and drug discovery. As NGS technology improves and the cost of sequencing declines, new emerging markets that were once considered impractical, such as population-scale sequencing, liquid biopsy and single cell sequencing, have become major areas of interest and investment.

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

Our platform

We developed the Twist Bioscience DNA synthesis platform to address the limitations of throughput, scalability, and cost inherent in legacy DNA synthesis methods. Our platform stems from extensive analyses and improvements to the existing gene synthesis and assembly workflows. Our core technologies combine expertise in silicon, software, fluidics, chemistry, and motion and vision control to miniaturize thousands of parallel chemical reactions on silicon and write thousands of strands of DNA in parallel. With a footprint that is similar to the size of a 96-well plate that produces one gene, we are able to produce 9,600 genes in parallel. Based on current production needs, we have intentionally designed our latest chip to make 6,144 genes in parallel, but we have the current capability to increase this to 9,600 genes, as needed. We have combined our DNA synthesis technology with propriety software and a scalable commercial infrastructure to create our vertically integrated DNA synthesis platform capable of delivering very large volumes of high-quality synthetic DNA at low cost.

Enzymatic Synthesis

Several companies are pursuing an emerging gene synthesis process that uses enzymatic chemistry rather than phosphoramidite chemistry. While the promise of enzymatic synthesis to deliver longer genes in a shorter timeframe provides excitement for the industry, this technology is at the proof-of-concept stage and has not yet been proven to be scalable or commercially viable. If, in the future, enzymatic synthesis proves commercially scalable, we have the ability to include this chemistry within our established infrastructure.

Our products

We have developed multiple products derived from synthetic DNA and our versatile DNA synthesis technology. Our current offering consists of two primary product lines, synthetic biology tools and NGS tools, that address different needs of our customers across a variety of applications, such as synthetic genes, oligo pools, SARS-CoV-2 tools and DNA libraries.

Synthetic Biology Products

Synthetic genes

Synthetic genes are manufactured strands of DNA. Customers order our synthetic genes to conduct a wide range of research, including product development for the chemical/materials, food/agriculture, therapeutics, diagnostic, data storage as well as a multitude of emerging applications within academic research. Virtually all research and development requires trial and error, and our customers require many variations of genes to find the DNA sequence that achieves their objectives.

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

Clonal genes in a Twist Bioscience or customer vector

Our premier gene synthesis offering delivers clonally perfect genes. For our clonally perfect genes, we perform the cloning on behalf of our customers and deliver DNA in either a customer-supplied vector or a Twist Bioscience vector. Customer-supplied vectors greatly simplify downstream work for our customers, allowing them to take our genes and pass them directly into their workflows. We have also developed a catalog of our own specific vectors. Currently, we manufacture genes of up to 5,000 base pairs in length, yielding a clonally perfect piece of DNA that our customers can immediately use for their research. In 2020, we enhanced our clonal genes product line with the expansion of preparation quantities, delivery formats, buffer options, as well as tube and plate options, to allow customers to access larger amounts of DNA in the format suitable for their specific research needs. We offer turnaround times of approximately 11 to 17 business days for clonal genes. Our standard pricing for clonal DNA is $0.09 per base pair for genes between 300 and 1,800 bps in length.

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

Oligonucleotide, or Oligo, pools

Oligo pools, or high diversity collections of oligonucleotides, are utilized in many applications, including targeted NGS, CRISPR gene editing, mutagenesis experiments, DNA origami (the nanoscale folding of DNA to create two- and three-dimensional shapes at the nanoscale), DNA computing and data storage in DNA, among others. Our oligo pools are also used for high-throughput reporter assays that are used to study cell signaling pathways, gene regulation, and the structure of cell regulatory elements. For these applications, we provide customers with accurate and uniform synthetic oligos to precisely match their required designs.

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

Oligo pools for CRISPR gene editing

CRISPR is a gene editing tool that has become an area of significant research focus, especially in drug development, and is a rapidly growing application that is contributing to growing demand for our oligo pools. In the CRISPR editing process, a short sequence of RNA called guide-RNA (gRNA) binds to its target DNA sequence in a host cell, indicating to an enzyme where to cut and edit the DNA. In order to conduct gene editing research, many single guide-RNA must be created. Researchers can use oligo pools for CRISPR gene editing to silence, through editing, DNA locations. This process creates an error at a particular location in the DNA of the cell, rendering that location unusable, in other words silenced. By studying the relationship between silenced regions and change in phenotype (did the disease get worse or better), researchers can find the genomic regions important to the disease and identify targets for therapeutics. Similar to our standard oligo pools, we offer oligo pools for CRISPR screening with a diverse and customizable set of specifications, including pool sizes ranging from a few hundred oligos to over one million. From oligos produced on a single silicon chip, researchers can edit up to 1,000,000 DNA locations. We currently offer oligo pools for CRISPR screening of up to 300 nucleotides in length, which in each oligo, allows for two guide-RNAs. As such, where previously researchers could study one region at a time, with the ability to create double guide-RNA pools, there is now the ability to study two regions simultaneously, which has the potential to expand the knowledge of a particular target or disease as well as the underlying biology.

NGS tools

Building from our DNA synthesis platform, we developed products for the large NGS market. In particular, we are focused on addressing the demand for better sample preparation products that improve sequencing workflow, increase sequencing accuracy, and lower sequencing costs. Using our silicon-based DNA synthesis platform, we are able to synthesize the exact sequences of interest. In the target enrichment process, our synthetic DNA probes “enrich,” or hybridize by binding to, the sequence of interest within the sample in order to isolate and physically extract the targeted segment of DNA.

Our NGS products are primarily used for diagnostic tests for various indications like SARS-CoV-2 and cancer through liquid biopsy, research for population genetics and biomarker discovery, translational research, microbiology and applied markets. Our customers are primarily diagnostic companies and hospitals, research institutions, agricultural biotechnology companies, and consumer genetics companies conducting diagnostic tests for a wide range of applications.

With the emergence of the COVID-19 pandemic, we introduced a suite of infectious disease products designed to support the fight against COVID-19. This includes synthetic RNA controls, which serve as a positive control for diagnostic tests to confirm a positive sample. These controls for SARS-CoV-2 and other respiratory diseases allow researchers to develop tests safely and effectively, without working with live virus samples. In addition, we introduced the SARS-CoV-2 Research Panels and the Twist Respiratory Virus Panel, for the detection of disease in a research setting. Both products can be used for environmental monitoring and surveillance testing, while also providing insight into the full sequence information for monitoring of viral evolution and strain origin.

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

Human Exome Kits

A human genome is incredibly complex. Genes (the parts of the genome that encode proteins) are fragmented, scattered across the genome and surrounded by other DNA. That other DNA is required for maintaining the genome’s integrity, for controlling each gene’s expression, and in some instances, its function still remains a mystery. A researcher’s aim in an exome sequencing experiment is to isolate the DNA sequences from a genomic sample containing only the protein coding regions called the exome. Only 1% of a human genome contains gene encoding regions, yet around 85% of genetic mutations known to cause disease to occur in the exome. By isolating just these regions, the amount of genomic DNA that needs to be sequenced to get meaningful data about a disease can be lowered. Exome sequencing provides an important “first pass” screen for mutations.

The Twist Human Comprehensive and Core Exome Kits includes the library preparation and enrichment components of the NGS sample preparation process for the entire known coding region of the genome for known inherited disease. Compared to traditional capture methods, our kit allows researchers to increase sample throughput, and achieve a higher depth of coverage across target regions with uncompromising quality.

Library Prep Kits

In addition to the complete human exome, we offer kits to accommodate a wide range of DNA. Sometimes DNA samples are degraded and need special materials to enhance the extraction of the DNA, particularly when the input sample is low quality.

Fixed Panels

We offer a suite of products that have specific probes to address specific needs. We sell the Human RefSeq Panel to complement the Human Comprehensive Exome Kit. We sell the Comprehensive Viral Research Panel that contains over 1,000 viral human pathogens for rapid identification in various settings and the Mouse Exome Panel with the most current content in the industry. We also offer a Mitochondrial Panel that can be combined with the Human Core Exome Kit for study of rare diseases. In 2020, we added two panels for infectious disease research: the SARS-CoV-2 Research Panel and the Respiratory Virus Research Panel.

Custom Panels

Similar to our fixed panels, we build customized NGS panels of all sizes, designing these panels for the specific needs of our customers in their own laboratory workflow.

FastHyb

A key step in the sample preparation process is hybridization. This is the process whereby the probes are mixed with the genomic sample and then the target DNA is extracted. This step often takes many hours and can even take days, and is an important rate-limiting step in the sample preparation process. With our FastHyb solution, customers can complete the hybridization step in as little as 15 minutes, enabling the sample to be processed through the workflow and onto the sequencing step in a single day.

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

Twist Targeted Methylation Sequencing Solution

In February 2020, we introduced the Twist Targeted Methylation Sequencing Solution for early access customers. DNA methylation plays a key role in many biological processes and disease. When a methyl group is added to a single nucleotide in a genetic sequence, it can change the gene’s behavior, even without changing the sequence. For example, when a methyl group is located in a gene promotor, it often acts to repress gene transcription into a protein. Methylation is a focus of current cancer research because it may help in understanding the physiology and pathology of disease as well as approaches for prevention and treatment of disease. Twist’s Targeted Methylation Solution offers a high-throughput, highly uniform target enrichment solution to explore methylation in a wide range of applications including epigenetic and oncology research. We expect to launch this product to all customers in early calendar year 2021.

Synthetic Viral Controls

Leveraging our DNA synthesis platform, we launched a new product line of synthetic viral controls in response to the rapid spread of COVID-19. We offer fully synthetic SARS-CoV-2 RNA reference sequences as positive controls for the development of both NGS and reverse transcription-polymerase chain reaction (RT-PCR) assays. In addition, we offer a wide range of respiratory viral controls including for influenzas, respiratory syncytial virus, rhinoviruses, SARS, MERS and other coronaviruses. These controls can be used to provide quality control for the development, verification and ongoing validation of diagnostic tests. Our SARS-CoV-2 controls are now included on the U.S. Food and Drug Administration website as reference materials.

Partnerships

We signed several partnerships with technology providers in which, using our NGS solutions, customers can access a complete workflow that meets their specific needs. This includes all steps of the sequencing workflow from preparation to analysis. Our collaborators include SOPHiA Genetics, Genopsys, Miroculus and others.

Drug and Target Discovery Solutions

Precision DNA libraries

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

We have also developed a comprehensive antibody optimization solution to enable simultaneous optimization of multiple characteristics of a given antibody. We have developed custom software for the optimization of antibody hits, antibody compounds that meet pre-specified criteria for therapeutic development. We have added our high throughput and hyper-variant antibody library capabilities to create a comprehensive antibody optimization solution for potential partners. We are now using this solution to design, build and test hyper-variant, tightly controlled antibody libraries that follow the rules of the human repertoire and mitigate the pitfalls associated with traditional optimization methods. By following the rules of the human repertoire, which means including only DNA sequences known to occur in humans, we have created a “Library of Libraries” made up of many different individual libraries. These libraries are natural in composition and are expected to generate better drug development candidates. The libraries also have a large degree of synthetic variation, enabling simultaneous optimization of several antibody characteristics and the discovery of antibodies with high affinity and specificity to drug targets.

Additionally, we are leveraging our ability to rapidly generate custom libraries to discover novel therapeutic antibodies against biological targets that have traditionally been difficult for biological drug development. One of our libraries within the “Library of Libraries” is a proprietary antibody library targeting a major class of proteins known as G protein-coupled receptors, or GPCRs. GPCRs are important receptors that control and drive the biology of nearly all disease classes, including inflammation, cancer, metabolism, respiratory, and pain.

We also have created a series of single domain antibody libraries, potentially enabling faster discovery and development. Using our proprietary libraries, we have identified three different functional antibodies to the GLP1R receptor, an important target for people who have severe hypoglycemia.

Identification and validation of antibodies for diagnosis and treatment of COVID-19

In March 2020, we initiated antibody discovery using our biopharma platform, identifying approximately 75 potential antibodies that could be used for the diagnosis and treatment of COVID-19 for research purposes. To expedite COVID-19 research, we sell these antibodies to customers for further development as either a diagnostic tool or potential therapeutic. In addition, we tested several of these antibody candidates in live virus. In September 2020, we announced data from testing our antibodies against live virus. The results demonstrated the potent neutralizing effects of multiple potential therapeutic antibodies, both immunoglobulin G (IgG) antibodies and substantially smaller single domain VHH “nanobodies,” against SARS-CoV-2, the virus that causes COVID-19. These neutralizing effects were found to be comparable to or better than those seen with antibody candidates derived from patients who had recovered from COVID-19. The data were collected from studies conducted by St. Louis University and verified by scientists at Colorado State. The data was very promising and provided validation of our ability to generate well characterized and potent antibodies from our proprietary libraries.

Partnerships with leading companies

We believe we have several avenues available to monetize our antibody discovery program. In general, partnerships for our antibody development platform require us to provide rapid, on-demand (high affinity) antibodies based on one or more targets provided by the customer. These agreements have 3 elements to the program:

•	We license and also utilize our “Library of Libraries,” a panel of synthetic antibody phage display libraries derived only from sequences that exist in the human body.

•	We will work to discover, validate and optimize new antibody candidates.

•

The customers pay Twist annual technology licensing fees, and increasingly, we receive project milestones for completion of various Twist activities and development milestones as our customers progress and commercialize the products. In many cases, we also receive royalties on any products coming out of the partnerships.

As of September 30, 2020, we had signed thirteen revenue-generating partnerships, with eight of those agreements including milestones and/or royalties. Some of our partners have been disclosed: Takeda Pharmaceutical Company Limited, Invetx, Inc., and Neogene Therapeutics, Inc. In addition, we collaborate with companies that bring complementary technologies to expand our opportunities and reach.

Our growth strategy

Our objective is to be the leading provider of synthetic DNA and DNA-based products worldwide and to leverage our platform to build a leadership position in other synthetic DNA-based product markets in which we have a competitive advantage. We intend to accomplish this objective by executing on the following:

•	maintain and expand our position as the provider of choice for high-quality, affordable synthetic genes and DNA to customers across multiple industries;

•	become a leading supplier of NGS sample preparation products;

•	conduct antibody therapeutic discovery and optimization for our current customers and future partners;

•	continue to explore development of DNA as a digital data storage medium through internal research and government and industry partnerships; and

•	expand our global presence.

Beyond these opportunities, we are working with industry partners to create new markets for our products by leveraging our platform.

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

We sell our products through a worldwide selling organization that includes direct sales personnel, commercial consultants in Europe, Asia, an ecommerce platform and distributors. As of September 30, 2020, we employed 166 people in sales, marketing and customer support.

Research and development

We are engaged in ongoing research and development efforts focused on enhancements to existing products and the development of new products. Currently, we are pursuing research and development projects with respect to the following:

•	process development for higher quality oligos;

•	building a massively parallel fast turnaround time SynBio pipeline;

•	optimization, automation and miniaturization of gene and NGS pipelines;

•	silicon process and chemistry development for our data storage initiative;

•	buildout of a massively parallel screening facility for our pharma initiatives that allows us to screen over a dozen antibody phage display campaigns per week; and

•	expansion of our product offering for oligo, gene, DNA Libraries NGS products.

In June 2020, we executed a firm fixed-price subcontract with Georgia Institute of Technology to develop the DNA synthesis portion of the Molecular Information Storage program. The total cost for this subcontract is $6.5 million, and we are responsible for providing a minimum contribution of $2.0 million of the cost, with the remaining $4.5 million to be funded by the U.S. Director of Central Intelligence. The $4.5 million funding is to be received in fixed amounts over a period from September 2019 to June 2022.

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

Patents and other intellectual property rights

As of September 30, 2020, we own 23 issued U.S. patents and 10 issued international patents; three in China, one in Europe, two in South Korea, two in Taiwan, one in Japan and one in Eurasia. There are 205 pending patent applications, including 56 in the United States, 141 international applications and eight applications filed under the Patent Cooperation Treaty. Additionally, we have exclusively licensed a patent portfolio containing nine issued patents, including one U.S. patent and eight international patents, and nine pending applications, including one in the U.S. and eight international applications. We rely on a combination of patent rights, copyrights and trade secrets to protect the proprietary elements of our products. Our policy is to file patent applications to protect technology, inventions and improvements that are important to our business.

Manufacturing and facilities

The production of our products is a highly complex and precise process. We currently manufacture all of our products and multiple sub-assemblies at our manufacturing facility in South San Francisco, California. We also outsource some of our sub-assemblies to third party manufacturers. All of our products originate from synthetic DNA obtained from nanostructured clusters fabricated on our proprietary silicon technology platform. Due to its on-demand nature, the gene synthesis business requires manufacturing operations to be in operation 24 hours a day, seven days a week, 365 days per year. For synthetic genes, we have built a highly scalable gene production process with what we believe is industry-leading capacity of approximately 45,000 genes per month to address the growing demand of scalable, high-quality, affordable synthetic genes.

In addition to synthetic genes, we are combining nanostructured clusters into oligo pools. The pooling process has been fully automated through a mixture of custom proprietary and over-the-counter liquid handling equipment. We are currently only utilizing approximately two thirds of our production capacity for synthetic genes and oligos. We currently have the capacity to produce more than 60 million high-quality oligos per month that can be combined into high-precision oligo pools of various sizes. We intend to increase our shipments to leverage our production capacity through our e-commerce platform, which we believe will expand both our market opportunity and our customer base.

The manufacturing process for our NGS tools is highly flexible given the efficiency of our production capability. We have automated the entire workflow using proprietary and over-the-counter laboratory equipment. We have built dedicated production capabilities for our NGS products.

ISO Certification

In 2018, we certified our Quality Management System (QMS) to the ISO 9001:2015 (Quality Management Systems—Requirements) standard and ISO 13485:2016 standard (Medical devices—Quality management systems—Requirements for regulatory purposes). ISO is a global network of national standards with over 18,000 standards for nearly every aspect of technology and business. ISO has standard bodies in 163 countries. ISO Surveillance Audits will be carried out twice within a three-year period by the registrar (certification body) to ensure we are maintaining our system in compliance with ISO standards. Recertification is required every three years and we have been successfully recertified since obtaining our original ISO certification. Most recently, we were registered with the FDA as a manufacturer of “Reagents, 2019-novel coronavirus nucleic acid”.

In January 2019, our quality management systems for manufacturing our NGS Target Enrichment Panels in our Mission Bay San Francisco offices received ISO 9001:2015 and 13485:2016 certifications, the latter for medical device applications. In 2020, these certifications were extended to our South San Francisco offices. In addition to continuing to provide NGS tools to our current customer base, we now have the ability to support customers in more regulated markets that require ISO certification from their key reagent suppliers.

Supply chain

We have historically purchased many of the components and raw materials used in our products from numerous suppliers worldwide. For reasons of quality assurance, sole source availability or cost effectiveness, certain components and raw materials used in the manufacture of our products are available only from one supplier. We have worked closely with our suppliers to develop contingency plans to assure continuity of supply while maintaining high quality and reliability, and in some cases, we have established long-term supply contracts with our suppliers. The COVID-19 pandemic could disrupt our supply chain and although we continue to take steps to increase our safety stock and qualify other suppliers it is very difficult to predict the future impact of the pandemic on our supply chain. As outbreaks of the virus continue to occur, we could potentially face disruption which could mean supply chain lead times are lengthened or we experience shortages and consequently this could impact our ability to produce and negatively impact our revenue.

Competition

The synthetic biology industry is intensely competitive and is characterized by price competition, technological change, international competition, product turnaround time and manufacturing yield problems. The competitive factors in the market for our products include:

•	price;

•	product quality, reliability and accuracy;

•	product offering & complexity;

•	turnaround time;

•	breadth of product line;

•	design and introduction of new products;

•	market acceptance of our products and those of our customers;

•	throughput and scale; and

•	technical support and service.

Regarding these factors, we face competition from a broad range of providers of core synthetic biology products such as GenScript Biotech Corporation, GENEWIZ (owned by Brooks Automation), Integrated DNA Technologies, Inc. (owned by Danaher), DNA 2.0 Inc. d/b/a/ ATUM, GeneArt (owned by Thermo Fisher Scientific Inc.), Eurofins Genomics LLC, Sigma-Aldrich Corporation (an indirect wholly owned subsidiary of Merck & Company), Promega Corporation, OriGene Technologies, Inc., Blue Heron Biotech, LLC and others. Additionally, we compete with both large and emerging providers in the life sciences tools and diagnostics industries focused on sample preparation for NGS such as Thermo Fisher Scientific Inc., Illumina, Inc., Integrated DNA Technologies, Inc., Agilent Technologies, Inc. (“Agilent”), and Roche NimbleGen, Inc. In the antibody discovery market, we compete with clinical research organizations, such as LakePharma (mouse hybridoma, llama immune libraries, XOMA phage display library) and Aldevron, LLC (genetic mouse immunization coupled with hybridoma), and antibody discovery biotechnology companies, such as Iontas (human phage display libraries, human phage display library focused on ion channels), Adimab (human synthetic yeast display libraries), and Distributed Bio (human synthetic phage display library, lead optimization libraries). In the field of DNA digital data storage, we compete with Catalog Technologies, Inc., ETH Zurich, Helixworks, Iridia, Inc., North Shore Bio and Roswell.

Environmental, social, governance and human capital

We are at the forefront of the synthetic biology revolution, and our products are increasingly being used to empower our customers, who are diagnostic, therapeutic and healthcare companies, agricultural biotech companies, chemical companies, academic institutions and government entities, around the world to address societal grand challenges. All of our work supports our mission to provide synthetic DNA and DNA product to improve health and sustainability.

Our employees are a key factor in our ability to serve our customers and achieve our mission to provide synthetic DNA to improve health and sustainability. The ability to hire and retain highly skilled professionals remains key to our success in the marketplace. To attract, maintain and motivate our employees, we offer a challenging work environment, ongoing skills development initiatives, attractive career advancement, opportunities and a culture that rewards entrepreneurial initiative and exceptional execution.

Our guiding principles of grit, impact, service and trust serve as our cultural pillars. Our guiding principles set the tone for how we work together, provide a framework for giving feedback and increase the power of our brand. Service is at the core of our business and our interactions with one another. We relentlessly focus on exceeding internal and external customer needs.

We have six dedicated, full-time employees who oversee all aspects of our human resources processes including attracting, retaining and motivating our employees. We are consistently looking at new opportunities and avenues to recruit talented individuals to work in our organization.

Diversity and inclusion

Diversity is in our DNA. Our employees come from numerous countries and bring diversity to our workplace across many critical categories. We believe our company is stronger because of the variety of experiences and backgrounds our employees bring to their work every day and are committed to creating and maintaining a diverse, inclusive and safe work environment.

We are committed to creating and maintaining a diverse, inclusive and safe work environment where our employees can bring their best selves to work each day. As part of our diversity and inclusion program, we bring in speakers on specific topics, assemble resources for all employees on diversity and inclusion, conduct an Allyship Challenge among all employees and are currently running an 8-session Diversity Forum where all employees are encouraged to participate.

We actively engage with underrepresented populations through a variety of outreach including targeted recruitment and collaboration with local community colleges. Additionally, we invest in STEM education for all ages and global populations to encourage education and new career pathways within the synthetic biology field.

With an active program in place for our employees, we are striving further support our female and underrepresented employees advance their careers while continuing to focus on hiring diverse talent at more senior positions.

Community engagement, social and relationship capital

We are endeavoring to develop relationships, give back to our communities and engage in corporate social responsibility and sustainability initiatives. We provide all employees with eight fully paid hours each year to give back to the community at an organization of their choice. As we grow our employee base, we will extend our efforts in these areas.

Compensation and benefits, health and wellness

We strive to provide pay, comprehensive benefits and services that help meet the varying needs of our employees. Our generous total rewards package includes above-market pay; fully covered healthcare benefits for employees, with family member healthcare benefits covered at 90%; a health savings account that is fully funded for individuals and their families; approximately four weeks of paid vacation; family leave; flexible work schedules; and, onsite services. In addition, we offer every full-time employee, both exempt and non-exempt the benefit of equity ownership in the company through stock option grants and our employee stock purchase plan.

COVID-19 employee safety and benefits

With the emergence of the COVID-19 global pandemic, many of our customers require our synthetic DNA products to provide critical tools for global health. Prior to the shelter-in-place mandate from the State of California, Twist took extra precautions to reduce the risk of virus exposure for all employees. We encouraged all of our employees who were able to work from home to do so. For these newly remote employees, we provide ergonomic evaluations of their workstation, allow flexible schedules, support their information technology needs and provide guidance for managers to ensure that their employees are maintaining their physical, mental and emotional wellbeing. For those employees who remain onsite to produce our products, we reduced the number of people in the office significantly with the remote work option. In addition, we provide personal protective equipment (PPE), implemented shelter-in-place pay for a period of four months, put in place new safety protocols for the manufacturing environment, and we currently test all onsite employees once per week. As a benefit for all employees, we provide flu shots for the employee and their family.

For any employee who contracts COVID-19, we provide full pay for their entire recovery and quarantine time, regardless of the guidelines of their home country. Twist paid sick leave for all affected employees at 100%.

Growth and development

We invest significant financial and support resources to develop the talent we need to remain at the cutting edge of innovation to ensure Twist Bioscience is an employer of choice. We recently launched a new performance management system to support our culture, maintain consistency with our guiding principles and to focus on continuous learning and development. Our success in the market depends on employees understanding and embracing how their job contributes to the company’s overall strategy. We employ a variety of tools to facilitate open and direct communication including open forums with executives, employee experience surveys and engagement through focus groups, forums and committees. We believe this broadens our employee’s skill set and provides opportunity for growth and advancement. We invest in our next generation of leaders through a one-year leadership program for mid-level managers. In addition, we offer tuition reimbursement aimed at growth and career development.

Communications and engagement

We employ a variety of tools to facilitate open and direct communication including open forums with executives, employee surveys and engagement through focus groups, forums and committees. We endeavor to further refine our employee programs through our employee engagement survey as well as follow up pulse surveys. Based on the most recent survey, our employees are extremely proud to work for Twist, see strength in the leadership and executive team, feel supported in making flexible work arrangements and believe their manager genuinely cares about their wellbeing. The executive leadership team identified key initiatives within their organizations that tie directly back to the survey feedback to further increase employee engagement moving forward.

Conduct and ethics

We believe it is imperative that the board of directors and senior management strongly support a no-tolerance stance for workplace harassment, biases and unethical behavior. All employees are required to abide by, review and confirm compliance to the company’s Code of Business Conduct and Ethics Policy, our Anti-Money Laundering Policy, our Anti-Corruption Policy.

In addition, because synthetic DNA is considered to be a dual use technology, we invest substantial financial and human resources in biosecurity to help ensure that our products are used for responsible research. We abide by all local, national and international regulations as well as trade compliance requirements and are an active member of the International Gene Synthesis Consortium and the Australia Group. We maintain an active relationship with the governing body for synthetic DNA within the U.S. Department of Homeland Security.

Employee population

As of September 30, 2020, we had 525 employees, which includes our team of 64 dedicated commercial consultants. Of these employees, 129 were primarily engaged in engineering as well as research and development activities; 166 were primarily engaged in marketing, sales and customer support; 56 were primarily engaged in general and administrative activities; and 174 were primarily engaged in operations and manufacturing, of which there are 132 full-time employees dedicated to manufacturing our synthetic genes, oligo pools, NGS tools and DNA libraries. Of these employees, 403 hold engineering or science degrees including 86 Ph.D.’s. None of our employees is represented by a labor union, and we consider our employee relations to be good.

Board of Directors

Board Member	Gender
Nicolas Barthelemy	Male
Nelson C. Chan	Male
Robert Chess	Male
Keith Crandell	Male
Jan Johannessen	Male
Xiaoying Mai	Female
Robert Ragusa	Male
Emily Leproust	Female
Bill Banyai	Male
Female	22%
Male	78%
Total	9

Executives

Executive Team Member	Gender
Emily Leproust	Female
Paula Green	Female
Erin Smith	Female
Jim Thorburn	Male
Patrick Weiss	Male
Patrick Finn	Male
Aaron Sato	Male
Martin Kunz	Male
Mark Daniels	Male
Bill Banyai	Male
Female	30%
Male	70%
Total	10

All Twisters (inclusive of executives)

Gender	Percent of all Twisters
Female	38%
Male	62%
Total	525

Region	Percent of all Twisters
Americas	80%
EMEA	14%
APAC	6%
Total	525

Degree	Percent of all Twisters
Engineering or Science Degree, not inclusive of Ph.D	61%
PhD in Engineering or Science	16%
Employee without Engineering or Science Degree	23%
Total	525

Government regulation

Our synthetic DNA products are currently labeled and sold for “Research Use Only” (RUO). We sell these products for non-diagnostic and non-clinical purposes to academic institutions, life sciences and research laboratories, and biopharmaceutical and biotechnology companies. Our products are neither intended nor promoted for clinical use, diagnostic procedures, or use as components of our customers products. Rather, they are intended to be used as research tools that enable our customers to develop a wide spectrum of commercial products. However, in the future we may be subject to a variety of specialized regulatory requirements, including potential regulation by the U.S. Food and Drug Administration, or the FDA. For example, in December 2010, the Presidential Commission for the Study of Bioethical Issues recommended that the federal government oversee, but not regulate, synthetic biology research. The Presidential Commission also recommended that the federal government lead an ongoing review of developments in the synthetic biology field and that the federal government conduct a reasonable risk assessment before the field release of synthetic organisms.

Aside from certain labeling requirements, we believe that our products, as currently marketed, are largely unregulated by governmental bodies, including the FDA. As we expand our product development to include products for clinical applications, we may be subject to a variety of specialized regulatory requirements, including regulation by the FDA, any of which could have a material effect on the business.

RUO is a term limited to our target enrichment products for the next-generation sequencing (NGS) market and is specifically applied only to kits sold to this market segment. It is intended to restrict use of the kits to non-in vitro diagnostic purposes. Our NGS target enrichment and library preparation products are used in a more comprehensive workflow for next generation sequencing for research purposes only. In the future, we may develop this larger workflow as an in vitro diagnostic, for which we will obtain prior authorization from FDA or other applicable regulatory authorities before commercialization.

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

Medical device regulation in general

The FDC Act classifies medical devices into one of three categories based on the risks associated with the device and the level of control necessary to provide reasonable assurance of safety and effectiveness. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously 510(k) cleared devices are generally categorized as Class III. These devices typically require submission and approval of a Premarket Approval Application, or PMA. However, FDA can reclassify or use “de novo classification” for a device that meets the FDC Act standards for a class II device, permitting the device to be marketed without PMA approval. Devices deemed to pose lower risk are categorized as either Class I or II. Class II classification usually requires the manufacturer to submit to the FDA a premarket notification submission requesting clearance of the device for commercial distribution in the United States pursuant to Section 510(k) of the FDC Act, referred to as 510(k) clearance. Most Class I devices are exempt from this requirement, as are some lower risk Class II devices. When a 510(k) is required, the manufacturer must submit to the FDA a premarket notification submission demonstrating that the device is “substantially equivalent” to: (i) a device that was legally marketed prior to May 28, 1976, for which PMA approval is not required, (ii) a legally marketed device that has been reclassified from Class III to Class II or Class I, or (iii) another legally marketed, similar device that has been cleared through the 510(k) process.

All clinical studies of investigational medical devices to determine safety and effectiveness must be conducted in accordance with FDA’s investigational device exemption (IDE) regulations, including the requirement for the study sponsor to submit an IDE application to FDA, unless exempt, which must become effective prior to commencing human clinical studies. PMA reviews generally last between one and two years, although they can take longer. Both the 510(k) and the PMA processes can be expensive and lengthy and may not result in clearance or approval. If we are required to submit our products for pre-market review by the FDA, we may be required to delay marketing and commercialization while we obtain premarket clearance or approval from the FDA. There would be no assurance that we could ever obtain such clearance or approval.

All medical devices, including in vitro diagnostics, or IVDs, that are regulated by the FDA are also subject to the Quality System Regulation. Obtaining the requisite regulatory approvals, including the FDA quality system inspections that are required for PMA approval, can be expensive, may involve delay, and could conclude without such products being approved by the FDA. Changes to the current regulatory framework, including the imposition of additional or new regulations, could arise at any time during the development or marketing of our products. This may negatively affect our ability to obtain or maintain FDA or comparable regulatory clearance or approval of our products in the future.

IVDs are a category of medical devices that include reagents, instruments, and systems intended for use in diagnosis of disease or other conditions, including a determination of the state of health, in order to cure, mitigate, treat, or prevent disease or its sequelae. IVDs are intended for use in the collection, preparation, and examination of specimens taken from the human body. A RUO IVD product is an IVD product that is in the laboratory research phase of development. As such, an RUO IVD is not intended for use in clinical investigations or in clinical practice. Such RUO products do not require premarket clearance or approval from the FDA, provided that they be labeled “For Research Use Only. Not For Use In Diagnostic Procedures” pursuant to FDA regulations.

As noted above, although our products are currently labeled and sold for research purposes only, the regulatory requirements related to marketing, selling, and supporting such products could be uncertain and depend on the totality of circumstances. This uncertainty exists even if such use by our customers occurs without our consent. If the FDA or other regulatory authorities assert that any of our RUO products are subject to regulatory clearance or approval, our business, financial condition, or results of operations could be adversely affected.

According to the FDA, merely including the RUO labeling statement will not necessarily render the device exempt from FDA premarket clearance, approval, or other regulatory requirements if the totality of circumstances surrounding the distribution of the product indicate that the manufacturer intended its IVDs for diagnostic use. Such circumstances may include, but are not limited to, the product’s advertising, labeling, or promotion, or the manufacturer’s assistance of a clinical laboratory in validating or verifying a test that incorporates products labeled RUO. This uncertainty exists even if such use by our customers occurs without our consent. If the FDA or other regulatory authorities assert that any of our RUO products are subject to regulatory clearance or approval, our business, financial condition, or results of operations could be adversely affected.

EU Regulation

In the European Union (EU), the new In Vitro Diagnostic Device Regulation (EU) 2017/746, or IVDR, imposes stricter requirements for the marketing and sale of applicable medical devices, including in the area of clinical evaluation requirements, quality systems and post-market surveillance. The IVDR is expected to become effective in May 2022. We likely will be impacted by this new regulation, either directly as a manufacturer of IVDs, or indirectly as a supplier to customers who are placing IVDs in the EU market for clinical or diagnostic use. Complying with the IVDR requirements may require us to incur significant expenditures. Failure to meet these requirements could adversely impact our business in the EU and other regions that tie their product registrations to the EU requirements.

FSAP

The federal Centers for Disease Control and Prevention (CDC) and the Animal and Plant Health Inspection Service (APHIS) administer requirements of the Federal Select Agent Program, or FSAP. FSAP requirements govern possession, use, and transfer of select agents and toxins consisting of biological materials that have the potential to pose a severe threat to public, animal or plant health or to animal or plant products. The FSAP currently lists approximately 67 select agents and toxins, and approximately 247 entities were registered under FSAP to possess a select agent or toxin. The registered entities primarily consist of academic, federal and non-federal government, commercial, and private facilities that conduct research studies or diagnostic activities. We are not a registered entity under FSAP and it is our policy generally not to produce or otherwise work with any biological material that is subject to FSAP license requirements. To the extent that we may possess, use, or transfer any material considered a select agent or toxin under FSAP prospectively, we would register with FSAP and obtain all necessary permits for possession, transfer, importation, or any other regulated activity.

Export controls

Some sequences and synthetic controls we produce may be subject to licensing requirements for export outside of the United States under the U.S. Export Administration Regulations (EAR). Given the evolving nature of our industry, legislative bodies or regulatory authorities may adopt additional regulation or expand existing regulation to include our service. Changes to the current regulatory framework, including the imposition of additional or new regulations, could arise at any time, and we may be unable to obtain or maintain comparable regulatory approval or clearance of our service, if required. These regulations and restrictions may materially and adversely affect our business, financial condition, and results of operations.

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

Risk Factor Summary

Investing in our common stock involves a high degree of risk. You should carefully consider all information in this Annual Report on Form 10-K prior to investing in our common stock. These risks are discussed more fully in the section titled “Risk Factors.” These risks and uncertainties include, but are not limited to, the following:

•	We are subject to risks associated with COVID-19;

•	We have incurred net losses in every period to date, and we expect to continue to incur significant losses as we develop our business and may never achieve profitability;

•

We will require additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product manufacturing and development and other operations;

•	If we are unable to maintain adequate revenue growth or do not successfully manage such growth, our business and growth prospects will be harmed;

•

Rapidly changing technology and extensive competition in synthetic biology could make the products we are developing and producing obsolete or non-competitive unless we continue to develop and manufacture new and improved products and pursue new market opportunities;

•	The continued success of our business relies heavily on our disruptive technologies and products and our position in the market as a leading provider or synthetic DNA using a silicon chip;

•

We depend on one single-source supplier for a critical component for our DNA synthesis process. The loss of this supplier or its failure to supply us with the necessary component on a timely basis, could cause delays in the future capacity of our DNA synthesis process and adversely affect our business;

•

We depend on the continuing efforts of our senior management team and other key personnel. If we lose members of our senior management team or other key personnel or are unable to successfully retain, recruit and train qualified researchers, engineering and other personnel, our ability to develop our products could be harmed, and we may be unable to achieve our goals;

•	We may engage in strategic transactions, including acquisitions that could disrupt our business, cause dilution to our stockholders, reduce our financial resources, or prove not to be successful;

•

Our products could in the future be subject to additional regulation by the U.S. Food and Drug Administration or other domestic and international regulatory agencies, which could increase our costs and delay our commercialization efforts, thereby materially and adversely affecting our business and results of operations;

•	If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, which would adversely affect our business;

•	Our ability to protect our intellectual property and proprietary technology through patents and other means is uncertain;

•

If we are unable to obtain, maintain and enforce intellectual property protection, others may be able to make, use, or sell products and technologies substantially the same as ours, which could adversely affect our ability to compete in the market;

•

We have never paid dividends on our capital stock and we do not intend to pay dividends for the foreseeable future. Consequently, any gains from an investment in our common stock will likely depend on whether the price of our common stock increases;

•	Our charter documents and Delaware law could prevent a takeover that stockholders consider favorable and could also reduce the market price of our stock;

•	The market price of our common stock is likely to be volatile and could fluctuate or decline, resulting in a substantial loss of your investment; and

•

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

Our global operations expose us to risks associated with COVID-19 that has spread globally. In the recent months, the continued spread of COVID-19 has led to disruption to business and economic activity and related uncertainty and volatility in the global capital markets, which increases the cost of, and adversely impacts access to, capital and increases economic uncertainty. The COVID-19 pandemic has caused an economic slowdown and it is likely that such slowdown will be of an extended duration, and it is possible that it will cause a global recession. While our financial results for the second, third and fourth quarters of fiscal 2020 have not been significantly affected by the COVID-19 outbreak, impacts from COVID-19 may, in the future, adversely affect our operations, supply chains, distribution systems and customer demand, including as a result of impacts associated with preventive and precautionary measures that we, other businesses and governments are taking or may take in the future. Due to the health risks caused by the COVID-19 pandemic to employees who operate and monitor our internal controls and due to the requirement that a large number of employees work remotely, the COVID-19 pandemic impact on staffing could cause challenges for the effective operation of our internal controls. The unanticipated loss or unavailability of key employees due to the COVID-19 outbreak could harm our ability to operate or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability. The effectiveness of our sales teams may be negatively impacted by the lack of travel and their reduced ability to engage with decision-makers. Our NGS business may be negatively impacted by the sequencing capacity dedicated to COVID-19 related orders. Our shipments may be subject to higher freight costs. Our customers may delay payments for shipments received. A significant portion (approximately 25%) of our business is in the academic markets and the demand for our products in this customer segment have been affected by a reduction in their research grants and may continue to be so affected in the future. Supply chain disruptions may result in the lack of raw materials, delay in the release of new products or compressed margins due to an increase in material costs. Due to these impacts and measures, we may experience significant and unpredictable reductions in demand for our products and our customers may postpone or cancel their existing orders. Due to the COVID-19 pandemic, we and many other employers in the United States and Europe are requiring all employees whose duties can be performed remotely, to work from home and not to go into our offices. This increase in employee telecommuting activity could increase the risk of a security breach of our information technology systems. If the COVID-19 pandemic continues and business and economic conditions persist or worsen, we may experience a decline in sales activities and customer orders or cancelations of existing orders, and it remains uncertain what impact these declines will have on future sales and customer orders once conditions begin to improve. In addition to existing travel restrictions, some countries have closed their borders to U.S. travelers and may continue to impose or further restrict travel and impose or resume prolonged quarantines, which would significantly impact our ability to support our business operations and customers in those locations and the ability of our employees to access their places of work to produce products, or significantly hamper our products from moving through the supply chain. As a result, given the evolving nature of the business and economic conditions in response to the virus, the COVID-19 pandemic may negatively affect our revenue growth, and it is uncertain how materially COVID-19 will affect our global operations if these impacts persist or worsen over an extended period of time. Any of these impacts would have an adverse effect on our business, financial condition and results of operations, and at this point, the extent of the impact of COVID-19 remains uncertain. In addition, our ability to raise capital in the future may also be negatively affected.

We have incurred net losses in every period to date, and we expect to continue to incur significant losses as we develop our business and may never achieve profitability.

We have incurred net losses each year since inception and have generated limited revenue from product sales to date. We expect to incur increasing costs as we grow our business. We cannot be certain if or when we will produce sufficient revenue from our operations to support our costs. Even if profitability is achieved, we may not be able to sustain profitability. We incurred net losses of $139.9 million, $107.7 million and $71.2 million for the years ended September 30, 2020, 2019 and 2018, respectively. As of September 30, 2020, we had an accumulated deficit of $458.5 million. We expect to incur substantial losses and negative cash flow for the foreseeable future. We may incur significant losses in the future for a number of reasons, many of which are beyond our control, including the other risks described in this Form 10-K, business and economic conditions resulting from the COVID-19 pandemic, the market acceptance of our products, future product development, and our market penetration and margins.

We will require additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product manufacturing and development and other operations.

Since our inception, substantially all of our resources have been dedicated to the development of our DNA synthesis platform and our sample preparation kit for NGS. We believe that we will continue to expend substantial resources for the foreseeable future as we expand into additional markets we may choose to pursue, including new COVID-19 testing products, pharmaceutical biologics drug discovery and digital data storage in DNA. These expenditures are expected to include costs associated with research and development, manufacturing and supply as well as marketing and selling existing and new products. In addition, other unanticipated costs may arise.

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

If we experience a significant disruption in, or breach in security of, our information technology systems, or if we fail to implement new systems and software successfully, our business could be adversely affected. Cyberattacks and security vulnerabilities could lead to reduced revenue, increased costs, liability claims, or harm to our reputation or competitive position.

We rely on several centralized information technology systems throughout our company to provide products, keep financial records, process orders, manage inventory, process shipments to customers and operate other critical functions. In addition, we currently generate a growing portion of our revenue through sales on our e-commerce platform. We manage our website and e-commerce platform internally and as a result any compromise of our security or misappropriation of proprietary information could have a material adverse effect on our business, financial condition and results of operations. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure Internet transmission of confidential information, such as credit and other proprietary information. We announced on February 12, 2020 that our information security management system received ISO 27001:2013 certification, an information security standard published by the International Organization for Standardization (ISO), the world’s largest developer of voluntary international standards, and the International Electrotechnical Commission. Even though our information security management system received ISO 27001:2013 certification, our information technology systems may still be susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors, catastrophes or other unforeseen events. Our information technology systems also may experience interruptions, delays or cessations of service or produce errors in connection with system integration, software upgrades or system migration work that takes place from time to time. If we were to experience a prolonged system disruption in the information technology systems that involve our interactions with customers or suppliers, including negatively impacting our order fulfillment and order entry on our e-commerce platform, it could result in the loss of sales and customers and significant incremental costs, which could adversely affect our business. In addition, security breaches of our information technology systems could result in the misappropriation or unauthorized disclosure of confidential information belonging to us or to our employees, partners, customers or suppliers, which could result in our suffering significant financial or reputational damage. Further, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws. We would also be exposed to a risk of litigation and potential liability, which could materially adversely affect our business, results of operations and financial condition.

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

Our future profitability will depend on our ability to successfully execute and maintain a sustainable business model and generate continuous streams of revenue. Our business model is premised on the fact that we are the only DNA synthesis provider to synthesize DNA on a silicon chip on a large commercial level and the competitive advantages this creates. Our DNA synthesis methods, among other things, reduce the amount of raw materials required, speed up the synthesis process and deliver large volumes of high-quality synthetic DNA at low unit cost. However, if other competitors develop and commercialize a manufacturing process using a silicon chip or other similar technologies providing for the development of competitive synthetic DNA products at scale, this could be disruptive to our business model and could adversely affect our business prospects, financial condition and results of operations. If we are unable to convert sufficient number of current manufacturers of synthetic DNA to buyers of our synthetic DNA, surpass our competitors regarding certain industry-related data points, and effectively implement our e-commerce platform which facilitates efficient order entry and fulfillment for our customers, our business, prospects, financial condition and results of operation will be adversely affected.

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

Our customers’ spending on research and development impacts our sales and profitability. Our customers and potential customers include chemicals/materials, diagnostics, therapeutics, food/agriculture, and their budgets can have a significant effect on the demand for our products. Their research and development budgets are based on a wide variety of factors, including factors beyond our control, such as:

•	the allocation of available resources to make purchases;

•	funding from government sources;

•	funding from research grants;

•	changes in government programs that provide funding to research institutions and companies;

•	the spending priorities among various types of research equipment;

•	policies regarding capital expenditures during recessionary periods;

•	political climate or macroeconomic conditions, including economic downturns or market uncertainty;

•	changes in the regulatory environment;

•	differences in budgetary cycles; and

•	market acceptance of relatively new technologies, such as ours.

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

We may be unable to successfully increase our market share and expand our customer base.

Our ability to achieve profitability depends on our being able to increase our market share and expand our customer base. Although members of our sales and marketing teams have considerable industry experience and have engaged in marketing activities for our products, in the future we must expand our sales, marketing, distribution and customer support capabilities with the appropriate technical expertise to effectively market our products. Furthermore, it takes six to nine months to recruit, onboard and ramp sales personnel to full capability and both new hires and sales personnel who operate at full capability are currently encountering challenging sales conditions due to business and operational difficulties arising from the COVID-19 pandemic, and may not be fully productive while these conditions persist or worsen. To perform sales, marketing, distribution and customer support successfully, we will face a number of risks, including that:

•	we may not be able to attract, retain and manage the sales, marketing and service force necessary to publicize and gain broader market acceptance of our technology;

•	the time and cost of establishing a specialized sales, marketing and service force for a particular product or service, which may be difficult to justify in light of the revenue generated;

•	our field sales personnel may not be able to access our customers’ premises which could delay the adoption and ordering of our products; and

•	our sales, marketing and service force may be unable to initiate and execute successful commercialization activities with respect to new products or markets we may seek to enter.

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

Our near-term prospects, including our ability to finance our research and development activities and initiatives and enter into strategic collaborations, will depend heavily on the successful development and commercialization of our synthetic DNA products. These initiatives will be substantially dependent on our ability to generate revenue from our synthetic DNA products and obtain other funding necessary to support these initiatives. Our inability to continue these initiatives and initiate new research and development efforts could result in a failure to develop new products, improve upon existing products such that sectors like pharmaceutical biologics drug discovery, DNA library creation and data storage may never be fully developed, and expand our addressable market, which could have a material and adverse impact on our sales, business, financial position and results of operations.

We depend on one single-source supplier for a critical component for our DNA synthesis process. The loss of this supplier or its failure to supply us with the necessary component on a timely basis, could cause delays in the future capacity of our DNA synthesis process and adversely affect our business.

We depend on one single-source supplier for a critical component for our DNA synthesis process. We do not currently have the infrastructure or capability internally to manufacture this component. Although we have a substantial reserve of supplies and although alternative suppliers exist for this critical component of our synthesis process, our existing DNA synthesis manufacturing process has been designed based on the functions, limitations, features and specifications of the components that we currently utilize. We have a supply agreement in place with this component supplier. However, there can be no assurance that our supply of this component will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. Additionally, we do not have any control over the process or timing of the acquisition or manufacture of materials by our supplier and cannot ensure that it will deliver to us the component we order on time, or at all.

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

Currently, we are working simultaneously on multiple projects, expanding our capacity as well as targeting several market sectors, including activities in the chemicals/materials, diagnostics, therapeutics, food and data storage sectors. In addition, we work to renew our ISO certifications from time to time. These diversified operations and activities place significant demands on our limited resources and require us to substantially expand the capabilities of our technical, administrative and operational resources.

If we are unable to manage this growth and the periodic ISO recertification of our manufacturing facilities effectively, our shipments to our customers could be impacted and our business and operating results could suffer. Our ability to manage our operations and costs, including research and development, costs of components, manufacturing, sales and marketing, requires us to continue to enhance our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. Failure to attract and retain sufficient numbers of talented employees will further strain our human resources and could impede our growth.

Our revenue, results of operations, cash flows and reputation in the marketplace may suffer upon the loss of a significant customer or a limited number of large customers.

We have derived, and believe we may continue to derive, a significant portion of our revenues from one large customer or a limited number of large customers. Our largest customer Ginkgo Bioworks, Inc. accounted for 12%, 17% and 34% of our revenues for the fiscal years ended September 30, 2020, 2019 and 2018, respectively. Our customers may buy less of our products depending on their own technological developments, end-user demand for our products and internal budget cycles. In addition, existing customers may choose to produce some or all of their synthetic DNA requirements internally by using or developing manufacturing capabilities organically or by using capabilities from acquisitions of assets or entities from third parties with such capabilities. The loss of Ginkgo Bioworks as a customer, or the loss of any other significant customer or a significant reduction in the amount of product ordered by Ginkgo Bioworks, Inc. or any other significant customer would adversely affect our revenue, results of operations, cash flows and reputation in the marketplace.

Our credit facility contains restrictions that limit our flexibility in operating our business.

In September 2017, we entered into an amended and restated loan and security agreement with Silicon Valley Bank (SVB) which provides a $10.0 million revolving credit facility and a $10.0 million term loan. The credit agreement contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

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

In the future, we may enter into transactions to acquire other businesses, products or technologies and our ability to do so successfully cannot be ensured. While we do not have a history of successfully completing acquisitions, we are pursuing opportunities in the life sciences industry that complement and expand our synthetic DNA product, products and markets both locally and internationally. If we identify suitable opportunities, we may not be able to make such acquisitions on favorable terms or at all. Any acquisitions we make may not strengthen our competitive position, and these transactions may be viewed negatively by customers or investors. We may decide to incur debt in connection with an acquisition or issue our common stock or other equity securities to the stockholders of the acquired company, which would reduce the percentage ownership of our existing stockholders. We could incur losses resulting from undiscovered liabilities of the acquired business that are not covered by any indemnification we may obtain from the seller. In addition, we may not be able to successfully integrate the acquired personnel, technologies and operations into our existing business in an effective, timely and non-disruptive manner. Acquisitions may also divert management attention from day-to-day responsibilities, increase our expenses and reduce our cash available for operations and other uses. In addition, we cannot guarantee that we will be able to fully recover the costs of such acquisitions or that we will be successful in leveraging any such strategic transactions into increased business, revenue or profitability. We also cannot predict the number, timing or size of any future acquisitions or the effect that any such transactions might have on our operating results.

From time to time, we may consider other strategic transactions, including collaborations. The competition for collaborators is intense, and the negotiation process is time-consuming and complex. Any new collaboration may be on terms that are not optimal for us, and we may not be able to maintain any new collaboration. Any such collaboration may require us to incur non-recurring or other charges, increase our near- and long-term expenditures and pose significant integration or implementation challenges or disrupt our management or business. These transactions would entail numerous operational and financial risks, including exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention to manage a collaboration, incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected collaboration, acquisition or integration costs, write-downs of assets or goodwill or impairment charges, increased amortization expenses, difficulty and cost in facilitating the collaboration or combining the operations and personnel of any acquired business, impairment of relationships with key suppliers, manufacturers or customers of any acquired business due to changes in management and ownership and the inability to retain key employees of any acquired business. Antitrust or other competition laws may also limit our ability to acquire or work collaboratively with certain businesses or to fully realize the benefits of a strategic transactions to acquire or collaborate with other businesses. Accordingly, although there can be no assurance that we will undertake or successfully complete any collaborations, any transactions that we do complete may be subject to the foregoing or other risks and have a material and adverse effect on our business, financial condition, results of operations and prospects. Conversely, any failure to enter any collaboration or other strategic transaction that would be beneficial to us could delay the development and potential commercialization of our products and technologies.

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

We are subject to the U.S. Foreign Corrupt Practices Act, or the FCPA, which prohibits corporations and individuals from paying, offering to pay, or authorizing the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. We are also subject to the

UK Anti-Bribery Act, which prohibits both domestic and international bribery, as well as bribery across both public and private sectors. We require that our employees review our Code of Business Conduct and Ethics, our Anti-Money Laundering Policy and our Anti-Corruption Policy on an annual basis.

In the course of establishing and expanding our commercial operations and complying with non-U.S. regulatory requirements, we will need to establish and expand business relationships with various third parties and we will interact more frequently with foreign officials, including regulatory authorities. Expanded programs to maintain compliance with such laws will be costly and may not be effective. Any interactions with any such parties or individuals where compensation is provided that are found to be in violation of such laws could result in substantial fines and penalties and could materially harm our business. Furthermore, any finding of a violation under one country’s laws may increase the likelihood that we will be prosecuted and be found to have violated another country’s laws. We require that our employees annually certify that they understand and will comply with our Code of Business Conduct and Ethics Policy, our Anti-Money Laundering Policy, our Anti-Corruption Policy as well as the UK Modern Slavery Act of 2015. Even so, if our business practices outside the United States are found to be in violation of the FCPA, UK Anti-Bribery Act, antitrust or other similar laws, we may be subject to significant civil and criminal penalties which could have a material adverse effect on our financial condition and results of operations.

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

We have established an international trade compliance program that encompasses best practices for preventing, detecting and addressing noncompliance with international trade restraints. Furthermore, to date our exports have not been licensable under export controls; however, we could fail to observe the compliance program requirements in a manner that leaves us in noncompliance with export controls or other international trade restraints. In addition, authorities could promulgate international trade restraints that impinge on our ability to pursue our business as planned. One or more of resulting legal penalties, restraints on our business or reputational damage could have material adverse effects on our business and financial condition.

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

Prolonged adverse conditions in the global economy and disruption of financial markets or further deterioration of these financial and macroeconomic conditions, including economic downturns or market uncertainty, could significantly harm our sales, profitability and results of operations.

We operate in a highly competitive industry and if we are not able to compete effectively, our business and operating results will likely be harmed.

We face competition from a broad range of providers of core synthetic biology products such as GenScript Biotech Corporation, GENEWIZ (owned by Brooks Automation), Integrated DNA Technologies, Inc. (owned by Danaher Corporation), DNA 2.0 Inc. d/b/a/ ATUM, GeneArt (owned by Thermo Fisher Scientific Inc.), Eurofins Genomics LLC, Sigma-Aldrich Corporation (an indirect wholly owned subsidiary of Merck & Company), Promega Corporation, OriGene Technologies, Inc., Blue Heron Biotech, LLC and others. Additionally, we compete with both large and emerging providers in the life sciences tools and diagnostics industries focused on sample preparation for NGS such as Thermo Fisher Scientific Inc., Illumina, Inc., Integrated DNA Technologies, Inc., Agilent, and Roche NimbleGen, Inc. In the antibody discovery market, we compete with clinical research organizations, such as LakePharma (mouse hybridoma, llama immune libraries, XOMA phage display library) and Aldevron, LLC (genetic mouse immunization coupled with hybridoma), and antibody discovery biotechnology companies, such as Iontas (human phage display libraries, human phage display library focused on ion channels), Adimab (human synthetic yeast display libraries), and Distributed Bio (human synthetic phage display library, lead optimization libraries). In the field of DNA digital data storage, we compete with Catalog Technologies, Inc., ETH Zurich, Helixworks, Iridia, Inc., North Shore Bio and Roswell. We may not be successful in maintaining our competitive position for a number of reasons. Some of our current competitors, as well as many of our potential competitors, have significant name recognition, substantial intellectual property portfolios, longer operating histories, greater resources to invest in new technologies, substantial experience in new product development and manufacturing capabilities and more established distribution channels to deliver products to customers than we do. These competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. Our competitors may develop disruptive technologies or products that are comparable or superior to our technologies and products. In light of these advantages, even though we believe our technology is superior to the products offerings of our competitors, current or potential customers might accept competitive products in lieu of purchasing our products. Increased competition is likely to result in continued pricing pressures, which could harm our sales, profitability or market share. Our failure to continue competing effectively or wining additional business with our existing customers could materially and adversely affect our business, financial condition or results of operations.

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

We have established a comprehensive, industry-leading biosecurity program under which we follow biosafety and biosecurity best practices and avoid DNA synthesis activities that implicate FSAP rules; however, we could err in our observance of compliance program requirements in a manner that leaves us in noncompliance with FSAP or other biosecurity rules. In addition, authorities could promulgate new biosecurity requirements that restrictions our operations. One or more resulting legal penalties, restraints on our business or reputational damage could have material adverse effects on our business and financial condition.

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

The FDA regulates medical devices, including in vitro diagnostics, or IVDs. IVDs are a category of medical devices that include reagents, instruments, and systems intended for use in diagnosis of disease or other conditions, including a determination of the state of health, in order to cure, mitigate, treat, or prevent disease or its sequelae. IVDs are intended for use in the collection, preparation, and examination of specimens taken from the human body. A RUO IVD product is an IVD product that is in the laboratory research phase of development. As such, an RUO IVD is not intended for use in clinical investigations or in clinical practice. Such RUO products do not require premarket clearance or approval from the FDA, provided that they are labeled “For Research Use Only. Not For Use In Diagnostic Procedures” pursuant to FDA regulations. Our IVD products are not intended for clinical or diagnostic use, and we market and label them as RUO. However, the FDA may disagree with our assessment that our products are properly marketed as RUO and may determine that our products are subject to pre-market clearance, approval, or other regulatory requirements. If the FDA determines that our products are subject to such requirements, we could be subject to enforcement action, including administrative and judicial sanctions, and additional regulatory controls and submissions for our tests, all of which could be burdensome.

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

Many countries have laws and regulations that could affect our products and which could limit our ability to sell our products in those countries. The number and scope of these requirements are increasing. We may not be able to obtain regulatory approvals in such countries or may incur significant costs in obtaining or maintaining foreign regulatory approvals. For example, the European Union, or EU, is transitioning from the existing European

Directive 98/79/EC on in vitro diagnostic medical devices, or IVD Directive (IVDD), to the In Vitro Diagnostic Device Regulation (EU) 2017/746, or IVDR, which imposes stricter requirements for the marketing and sale of medical devices, including in the area of clinical evaluation requirements, quality systems and post-market surveillance. The IVDR is expected to become effective in May 2022. It is likely that we will be impacted by this new regulation, either directly as a manufacturer of IVDs, or indirectly as a supplier to customers who are placing IVDs in the EU market for clinical or diagnostic use. Complying with the requirements of the IVDR may require us to incur significant expenditures. Failure to meet these requirements could adversely impact our business in the EU and other regions that tie their product registrations or chemical regulations to the EU requirements.

Certain of our potential customers may require that we become certified under the Clinical Laboratory Improvement Amendments of 1988.

Although we are not currently subject to the Clinical Laboratory Improvement Amendment of 1988, or CLIA, we may in the future be required by certain customers to obtain a CLIA certification. CLIA, which extends federal oversight over clinical laboratories by requiring that they be certified by the federal government or by a federally approved accreditation agency, is designed to ensure the quality and reliability of clinical laboratories by mandating specific standards in the areas of personnel qualifications, administration and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. If our customers require us to obtain a CLIA certification, we will have to continually expend time, money and effort to ensure that we meet the applicable quality and safety requirements, which may divert the attention of management and disrupt our core business operations.

Our manufacturing operations in the United States depend primarily on one facility. If this facility is destroyed or we experience any manufacturing difficulties, disruptions, or delays, this could limit supply of our product or adversely affect our ability to sell products or conduct our clinical trials, and our business would be adversely impacted.

While we are currently in the process of identifying a suitable location for and building out a second manufacturing facility, a substantial portion of our manufacturing currently takes place at our headquarters. If regulatory, manufacturing, or other problems require us to discontinue production at this facility, we will not be able to manufacture our synthetic genes, oligo pools or NGS tool or create our DNA libraries, which would adversely impact our business. If this facility or the equipment in it is significantly damaged or destroyed by fire, flood, power loss, or similar events, or is shut down for health and safety or other reasons, we may not be able to quickly or inexpensively replace our manufacturing capacity or replace the facility at all. In the event of a temporary or protracted loss of this facility or equipment, we might not be able to transfer manufacturing to another third party. Even if we could transfer manufacturing from one facility to another, the shift would likely be expensive and time-consuming, particularly if we were to maintain the current manufacturing standards procedures at such alternative facility.

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

We rely on third-party carriers for the timely delivery of our products. As a result, we are subject to carrier disruptions and increased costs that are beyond our control, including travel restrictions, employee strikes, inclement weather and increased fuel costs. Any failure to deliver products to our customers in a timely and accurate manner may damage our reputation and brand and could cause us to lose customers. If our relationship with any of these third-party carriers is terminated or impaired or if any of these third parties are unable to deliver our products, the delivery and acceptance of our products by our customers may be delayed which could harm our business and financial results. The failure to deliver our products in a timely manner may harm our relationship with our customers, increase our costs and otherwise disrupt our operations.

Doing business internationally creates operational and financial risks for our business.

During our fiscal years ended September 30, 2020, 2019 and 2018, 36%, 34% and 31%, respectively, of our revenue was generated from customers located outside of the United States. In connection with our growth strategy, we intend to further expand in international markets. Conducting and launching operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones and consumes significant management resources. If we fail to coordinate and manage these activities effectively, our business, financial condition or results of operations could be adversely affected. International sales entail a variety of risks, including longer payment cycles and difficulties in collecting accounts receivable outside of the United States, currency exchange fluctuations, challenges in staffing and managing foreign operations, tariffs and other trade barriers, (including tariffs enacted and proposed by the U.S. government on various imports from China and by the Chinese government on certain U.S. goods), unexpected changes in legislative or regulatory requirements of foreign countries into which we sell our products, difficulties in obtaining export licenses or in overcoming other trade barriers, laws and business practices favoring local companies, political and economic instability, difficulties protecting or procuring intellectual property rights, and restrictions resulting in delivery delays and significant taxes or other burdens of complying with a variety of foreign laws.

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

Corporate tax reform, base-erosion efforts and tax transparency continue to be high priorities in many tax jurisdictions where we intend to have business operations. As a result, policies regarding corporate income and other taxes in numerous jurisdictions are under heightened scrutiny and tax reform legislation is being proposed or enacted in a number of jurisdictions. For example, the Tax Cuts and Jobs Act of 2017, or the Tax Act, signed into law on December 22, 2017, adopting broad U.S. corporate income tax reform , among other things, reduced the U.S. corporate income tax rate, but imposed base-erosion prevention measures on non-U.S. earnings of U.S. entities as well as a one-time mandatory deemed repatriation tax on accumulated non-U.S. earnings of U.S. entities.

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

As a public company, we are required to comply with Section 404 of the Sarbanes Oxley Act of 2002 (“SOX”), which requires, among other things, that companies maintain disclosure controls and procedures to ensure timely disclosure of material information, and that management review the effectiveness of those controls on a quarterly basis. Because we ceased to be an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) with our transition to large accelerated filer status as of September 30, 2020, we are also now subject to Section 404(b) of SOX, which requires that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting for the first time in this Annual Report on Form 10-K, among other additional requirements. Effective internal controls are necessary for us to provide reliable financial reports and to help prevent fraud, and our management and other personnel devote a substantial amount of time to these compliance requirements. These rules and regulations also increase our legal and financial compliance costs and make some activities more time-consuming and costly.

As disclosed in Part II—Item 9A, “Controls and Procedures”, of this Annual Report on Form 10-K, we identified material weaknesses in our internal control over financial reporting related to controls surrounding our journal entry process, revenue order entry process, and information technology general controls. As a result, management concluded that our internal control over financial reporting was not effective as of September 30, 2020. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified in Item 9A in this Annual Report on Form 10-K did not result in any misstatement of our financial statements for any period presented. We have designed and have begun implementation of a remediation plan for these material weaknesses. However, our remediation efforts may be inadequate, and we may in the future discover other areas of our internal controls that require remediation.

We cannot be certain that we will be able to maintain adequate controls over our financial processes and reporting in the future. If we fail to maintain effective internal controls, investors may lose confidence in the accuracy and completeness or our financial reports, the market price of our securities may be negatively affected, and we could be subject to sanctions or investigation by regulatory authorities, such as the SEC or Nasdaq.

The requirements of being a public company may strain our resources and require a substantial amount of management’s attention.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, Nasdaq listing requirements and other applicable securities rules and regulations. The SEC and other regulators have continued to adopt new rules and regulations and make additional changes to existing regulations that require our compliance. Stockholder activism, the current political environment, and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact, in ways we cannot currently anticipate, the manner in which we operate our business. Compliance with these rules and regulations may cause us to incur additional accounting, legal and other expenses. We also incur costs associated with corporate governance requirements, including requirements under securities laws, as well as rules and regulations implemented by the SEC and Nasdaq, particularly as a large accelerated filer. These rules and regulations have increased our legal and financial compliance costs and we devote significant time to comply with these requirements. We are currently evaluating and monitoring developments with respect to these rules and regulations, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

As of September 30, 2020, we own 23 issued U.S. patents and 10 issued international patents; three in China, one in Europe, two in South Korea, two in Taiwan, one in Japan and one in Eurasia. There are 205 pending patent applications, including 56 in the United States, 141 international applications and eight applications filed under the Patent Cooperation Treaty. Additionally, we have exclusively licensed a patent portfolio containing nine issued patents, including one U.S. patent and eight international patents, and nine pending applications, including one in the U.S. and eight international applications. Our policy is to file patent applications to protect technology, inventions and improvements that are important to our business.

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

Filing, prosecuting and defending patents on our technologies and products in all countries throughout the world would be prohibitively expensive. In addition, the laws of some non-U.S. countries do not protect intellectual property rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting and defending such rights in foreign jurisdictions. Consequently, we may not be able to prevent third parties from using our inventions in countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own technologies and products and, may export otherwise infringing products to territories where we have patent protection. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient enough to prevent them from competing.

The legal systems of certain countries, particularly China and certain other developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biotechnology, which could make it difficult for us to stop the infringement of our patents. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business, put our own patents at risk of being invalidated or interpreted narrowly, put our patent applications at risk of not being issued, and provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop. Certain countries in Europe and developing countries, including China and India, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In those countries, we may have limited remedies if any of our patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

Trade secrets and know-how can be difficult to protect as trade secrets, and know-how will over time be disseminated within the industry through independent development, the publication of journal articles, and the movement of personnel skilled in the art from company to company. In addition, because we may rely on third parties in the development of our products, we may, at times, share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with third parties prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. If we are unable to prevent unauthorized material disclosure of the intellectual property related to our technologies to third parties, we will not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, results of operations and financial condition.

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

Patent infringement suits can be expensive, lengthy and disruptive to business operations and the outcome following legal assertions of invalidity and unenforceability is unpredictable. We could incur substantial costs and divert the attention of our management and technical personnel in prosecuting or defending against any claims and may harm our reputation. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. There can be no assurance that we will prevail in any suit initiated against us by third parties, successfully settle or otherwise resolve patent infringement claims. If we are unable to successfully settle claims on terms acceptable to us, we may be required to engage in or continue costly, unpredictable and time-consuming litigation and may be prevented from or experience substantial delays in marketing our technologies and products. Furthermore, parties making claims against us may be able to obtain injunctive or other relief, which could block our ability to develop, commercialize and sell products, and could result in the award of substantial damages against us, including treble damages and attorneys’ fees and costs in the event that we are found to be a willful infringer of third party patents.

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

Risks relating to owning our common stock

We have never paid dividends on our capital stock and we do not intend to pay dividends for the foreseeable future. Consequently, any gains from an investment in our common stock will likely depend on whether the price of our common stock increases.

We have never declared or paid any dividends on our common stock and do not intend to pay any dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the operation of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their common stock after any price appreciation as the only way to realize any future gains on their investments. Furthermore, we are party to a credit agreement with Silicon Valley Bank which contains negative covenants that limit our ability to pay dividends. For more information, see the section of this Form 10-K captioned “Management’s discussion and analysis of financial condition and results of operation—Liquidity and capital resources.” For more information regarding the negative covenants in our loan and security agreement with Silicon Valley Bank, see “Risk factors—Our credit facility contains restrictions that limit our flexibility in operating our business.”

Our charter documents and Delaware law could prevent a takeover that stockholders consider favorable and could also reduce the market price of our stock.

Our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include:

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

General risk factors

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

Factors that could cause the market price of our common stock to fluctuate significantly include:

•	actual or anticipated fluctuations in our financial condition and operating results, including fluctuations in our quarterly and annual results;

•	announcements of technological innovations by us or our competitors;

•	overall conditions in our industry and the markets in which we operate;

•	addition or loss of significant customers, or other developments with respect to significant customers;

•	changes in laws or regulations applicable to our products;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	competition from existing products or new products that may emerge;

•	issuance of new or updated research or reports by securities analysts;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain intellectual property protection for our technologies;

•	announcement or expectation of additional financing efforts;

•	sales of our common stock by us or our stockholders;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	the expiration of contractual lock-up agreements with our executive officers, directors and stockholders, which we have entered into and may enter into in the future from time to time;

•	general economic and market conditions, including economic downturns or uncertainty in financial markets; and

•	other factors beyond our control, such as terrorism, war, natural disasters and pandemics.

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

As we have in the past, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner, we determine from time to time. We have also issued and expect to issue common stock to employees and directors pursuant to our equity incentive plans. If we sell common stock, convertible securities or other equity securities in future transactions, or common stock is issued pursuant to equity incentive plans, investors may be materially diluted. New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of our common stock.

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

•	we may not retroactively amend our amended and restated bylaw provisions to reduce our indemnification obligations to directors, officers, employees and agents.

Item 1B.	Unresolved staff comments

None.

Item 2.	Properties

Our principal facilities are described below:

Principal Facilities	Approximate Square Footage	Lease Expiration	Use	Owned or Leased
San Francisco, CA	10,750	2020	General & Administration	Leased
South San Francisco, CA	70,596	2026	General & Administration, R&D and Manufacturing	Leased
Carlsbad, CA	7,206	2020	Sales & Marketing	Leased
Tel Aviv, IL	9,332	2022	R&D	Leased
Guangzhou, China	11,583	2024	R&D and Manufacturing	Leased
Singapore	1,353	2022	Sales & Marketing	Leased

The Company believes its existing facilities are in good operating condition and are suitable for the conduct of its business.

Item 3.	Legal proceedings

We are subject to various legal proceedings and claims arising in the ordinary course of business. Although occasional adverse decisions or settlements may occur, management believes that the final disposition of such matters will not have a material adverse effect on our business, financial position, results of operations or cash flows.

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

Performance Graph

This graph is not “soliciting material” or subject to Regulation 14A, deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to liabilities under that section, and shall not be deemed incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

The following graph compares the cumulative total return to stockholder return on our common stock relative to the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Biotechnology Index. An investment of $100 is assumed to have been made in our common stock and each index on October 31, 2018 (the first day of trading of our common stock) and its relative performance is tracked through September 30, 2020. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder returns shown on the graph below are based on historical results and are not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

*	$100.00 invested on October 31, 2018 in stock or index, including reinvestment of dividends.

	10/31/2018	12/31/2018	3/29/2019	6/28/2019	9/30/2019	12/31/2019	3/31/2020	6/30/2020	9/30/2020
Twist Bioscience Corporation	$100.00	$164.93	$165.57	$207.21	$170.57	$150.00	$218.43	$323.57	$400.29
Nasdaq Composite Index	100.00	90.82	105.80	$09.59	109.49	122.81	105.40	137.68	152.86
Nasdaq Biotechnology Index	100.00	92.92	107.22	104.65	95.48	115.60	103.56	131.19	129.95

Holders of Record

As of November 23, 2020, there were approximately 60 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Securities authorized for issuance under equity compensation plans

Equity compensation plan information

The following table presents information as of September 30, 2020 with respect to compensation plans under which shares of our common stock may be issued.

Plan	Shares issuable upon exercise of outstanding plan options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Shares remaining available for future issuance under plan (excluding those reflected in column (a)(c)
Equity compensation plan approved by security holders(1)(2)	3,913,346	$24.35	1,212,735	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	3,913,346	$24.35	1,212,735

(1)	Includes our 2013 Stock Plan, 2018 Equity Incentive Plan and our 2018 Employee Stock Purchase Plan.
(2)

Includes 179,372 shares that remain available for purchase under the 2018 Employee Stock Purchase Plan and 1,033,363 shares of common stock that remain available for grant under the 2018 Equity Incentive Plan. There are no shares of common stock available for issuance under our 2013 Plan, but the plan continues to govern the terms of stock options granted thereunder. Any shares of common stock that are subject to outstanding awards under the 2013 Plan that are issuable upon the exercise of stock options that expire or become unexercisable for any reason without having been exercised in full will generally be available for future grant and issuance under our 2018 Equity Incentive Plan. In addition, the 2018 Plan provides for an automatic increase in the number of shares reserved for issuance thereunder on the first day of each fiscal year for the remaining term of the plan equal to the least of (a) 4.0% of the number of issued and outstanding shares of common stock outstanding at that time, (b) 999,900 shares, or (c) a lesser amount as approved by the board each year. Also, the 2018 Employee Stock Purchase Plan provides for an automatic annual increase in the number of shares reserved for issuance thereunder on the first day of each fiscal year for the remaining term of the plan equal to the least of (a) 1.0% of the number of issued and outstanding shares of common stock outstanding, (b) 249,470 shares, or (c) a lesser amount as approved by the Board each year.

Sales of unregistered securities

None.

Issuer Purchases of Equity Securities

None.

Item 6.	Selected consolidated financial data

The selected consolidated statements of operations and comprehensive loss data for the years ended September 30, 2020, 2019, and 2018 and the consolidated balance sheet data as of September 30, 2020 and 2019 are derived from our audited consolidated financial statements included elsewhere in this report and should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Item 8, “Consolidated financial statements and Supplementary Data”. We derived the selected consolidated statements of operations and comprehensive loss data for the years ended September 30, 2017 and 2016 and the consolidated balance sheet data as of September 30, 2018, 2017, and 2016 from our audited financial statements not included in this report. Our historical results are not necessarily indicative of our results in any future period.

	Year ended September 30,
(in thousands, except per share data)	2020	2019	2018	2017	2016
Consolidated statements of operations and comprehensive loss data:
Revenues	$90,100	$54,385	$25,427	$10,767	$2,269
Operating expenses:
Cost of revenues	61,406	47,426	32,189	24,020	9,421
Research and development	43,006	35,683	20,347	19,169	18,230
Selling, general and administrative	103,267	80,126	43,450	26,060	18,274
Litigation settlement	22,500	—	—	—	—

Total operating expenses	230,179	163,235	95,986	69,249	45,925

Loss from operations	(140,079)	(108,850)	(70,559)	(58,482)	(43,656)
Interest income	1,499	3,032	999	412	241
Interest expense	(787)	(1,294)	(1,313)	(905)	(746)
Other income (expense), net	(182)	(265)	(121)	(55)	73

Loss before income taxes	(139,549)	(107,377)	(70,994)	(59,030)	(44,088)
Provision for income taxes	(382)	(292)	(242)	(280)	(242)

Net loss attributable to common stockholders	$(139,931)	$(107,669)	$(71,236)	$(59,310)	$(44,088)

Other comprehensive loss
Change in unrealized gain (loss) on investments	(34)	49	—	(9)	(9)
Foreign currency translation adjustment	(60)	45	54	33	—

Comprehensive loss	$(140,025)	$(107,575)	$(71,182)	$(59,286)	$(44,079)

Net loss per share attributable to common stockholders—basic and diluted	$(3.57)	$(3.92)	$(25.51)	$(24.49)	$(23.58)

	September 30,
(in thousands)	2020	2019	2018	2017	2016
Consolidated balance sheet data:
Cash, cash equivalents, and short-term investments	$290,002	$138,107	$80,757	$62,204	$55,920
Working capital	298,841	129,781	77,134	58,392	50,361
Total assets	398,882	186,994	115,791	85,657	76,463
Total liabilities	62,620	34,912	26,730	19,382	19,037
Redeemable convertible preferred stock	—	—	290,483	199,633	134,037
Additional paid-in capital	794,630	470,425	9,346	6,228	3,689
Accumulated deficit	(458,455)	(318,524)	(210,855)	(139,619)	(80,309)
Total stockholders’ equity	336,262	152,082	(201,422)	(133,358)	(76,611)

Item 7.	Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Form 10-K. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk factors” and elsewhere in this Form 10-K. The last day of our fiscal year is September 30, and we refer to our fiscal year ended September 30, 2018 as fiscal 2018 or 2018, September 30, 2019 as fiscal 2019 or 2019 and our fiscal year ended September 30, 2020 as fiscal 2020 or 2020.

Overview

We are an innovative synthetic biology and genomics company that has developed a disruptive DNA synthesis platform to industrialize the engineering of biology. The core of our platform is a proprietary technology that pioneers a new method of manufacturing synthetic DNA by “writing” DNA on a silicon chip. We have combined this technology with proprietary software, scalable commercial infrastructure and an e-commerce platform to create an integrated technology platform that enables us to achieve high levels of quality, precision, automation, and manufacturing throughput at a significantly lower cost than our competitors. We are leveraging our unique technology to manufacture a broad range of synthetic DNA-based products, including synthetic genes, tools for next generation sample preparation, and antibody libraries for drug discovery and development.

Additionally, we believe our platform will enable new value-add opportunities, such as discovery partnerships for biologic drugs, and will enable new applications for synthetic DNA, such as digital data storage. We sell our synthetic DNA and synthetic DNA-based products to a customer base of approximately 2,200 customers in fiscal year 2020 across a broad range of industries.

We launched the first application of our platform, synthetic genes and oligo pools, in April 2016 to disrupt the gene synthesis market and make legacy DNA synthesis methods obsolete.

We generated revenues of $90.1 million in the year ended September 30, 2020, $54.4 million in the year ended September 30, 2019 and $25.4 million in the year ended September 30, 2018, while incurring net losses of $139.9 million, $107.7 million and $71.2 million in the years ended September 30, 2020, 2019 and 2018, respectively. Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the success of our existing products and development and commercialization of additional products in the synthetic biology industry.

In 2020, 2019 and 2018 we served approximately 2,200, 1,300 and 700 customers, respectively, and revenue to our largest customer, Ginkgo Bioworks, Inc. which we believe is the largest global purchaser of synthetic DNA, was $10.7 million, $9.2 million, and $8.7 million, respectively. Sales to Ginkgo Bioworks, Inc. has accounted for 12%, 17% and 34% of our total revenue in 2020, 2019 and 2018 respectively.

Highlights from fiscal year 2020 compared with fiscal year 2019 included

•	Revenue growth of 66% to $90.1 million from $54.4 million in 2019, primarily due to order growth in NGS tools, DNA Libraries and Synthetic Genes;

•	Our gross margin increased to 31.8% in 2020 from 12.8% in 2019; and

•	Entry into a settlement agreement with Agilent in February 2020 to conclude litigation.

We have built a scalable commercial platform that enables us to reach a diverse customer base in a variety of industries including industrial chemicals, healthcare, food, agriculture and data storage. To address this diverse customer base, we have employed a multi-channel strategy comprised of a direct sales force targeting synthetic DNA customers, international distributors, and an e-commerce platform. We launched our proprietary, innovative, and easy-to-use e-commerce platform in October 2017 to existing customers and expanded access to the general public in January 2018. Our platform allows customers to design, validate and place on-demand orders of customized DNA online. This is a key component of our strategy to address and support our diverse and growing customer base, as well as support commercial productivity, enhance the customer experience, and promote loyalty.

Seasonality

Over the years, we have experienced a pattern, although not consistently, of our third-quarter revenue growth being lower than revenue growth in other quarters due to a decrease in demand from Ginkgo Bioworks, Inc. during such quarter and periodic revenue fluctuations in our NGS tools. As we continue to grow our NGS tools, our revenue may fluctuate from quarter to quarter. As our European business becomes a larger percentage of our revenues, we anticipate reduced revenue in our fourth quarter due to the seasonal slowdown at our customers’ European facilities caused by summer vacations and European holiday schedules.

Key business metrics

We regularly review the following key business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. We believe that the following metrics are representative of our current business. However, we anticipate these will change or may be substituted for additional or different metrics as our business grows.

Value of orders received

We believe that the value of orders we receive is a leading indicator of our ability to generate revenue in subsequent quarters, although there can be no assurance orders will translate into revenue. We define an order as a contract with a customer or purchase order from a customer, which outlines the promised goods at an agreed upon price. We regularly assess trends relating to the value of orders we receive, including with respect to our customer concentration.

	Year ended September 30,
(in thousands, except percentages)	2020	2019	2018
Order value for customers other than Ginkgo Bioworks, Inc.	$104,462	$62,159	$30,347
Percentage change from prior year	68%	105%	197%

Orders may never convert into actual revenue and the timing of delivery of our orders and recognition of revenue, if any, may vary based on the nature of the order, and there can be no assurance that orders will result in recognized revenue. The following table lists the value of orders received, including Ginkgo Bioworks, Inc. and non-Ginkgo Bioworks, Inc. orders, during the periods indicated:

	Year ended September 30,
(in thousands)	2020	2019	2018
Order value	$116,717	$69,947	$39,372

Number of customers

We believe that the number of customers who have purchased from us since inception is representative of our ability to drive adoption of our products. We define customers as separate legal entities or persons who have purchased and directly paid for our products. This means that if a parent company is a customer of ours, it is counted as one customer, and if its subsidiary also purchases our products from us, and the subsidiary makes a payment directly to us, we count the subsidiary as a separate customer. We apply this methodology of counting customers because it is not possible for our e-commerce platform and other data tracking software to distinguish accurately between affiliated purchasers.

Percentage of revenue from new and repeat customers

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

We shipped products to approximately 2,200, 1,300, and 700 customers in fiscal years ended 2020, 2019, and 2018, respectively. Our percentage of revenue from repeat customers were 97% for each of the fiscal years ended 2020, 2019, and 2018.

Financial overview

The following table summarizes certain selected historical financial results:

	Year ended September 30,
(in thousands)	2020	2019	2018
Revenues	$90,100	$54,385	$25,427
Loss from operations	(140,079)	(108,850)	(70,559)
Net loss attributable to common stockholders	(139,931)	(107,669)	(71,236)

Revenues

We generate revenue from sales of synthetic genes, oligo pools, NGS tools and DNA libraries. We recognize revenue upon delivery (shipment) to our customers and bill them directly for the shipments. Our ability to increase our revenues will depend on our ability to further penetrate the domestic and international markets, generate sales through our direct sales force and over time from our e-commerce platform and launch new products.

Revenues by geography

We have one reportable segment from the sale of synthetic DNA products. The following table shows our revenues by geography, based on our customers’ shipping addresses. Americas consists of Canada, Mexico and South America; EMEA consists of Europe, Middle East and Africa; and APAC consists of Japan, China, South Korea, India, Singapore, Malaysia and Australia.

	Year ended September 30,
(in thousands, except percentages)	2020	%	2019	%	2018	%
United States	$58,080	64%	$35,936	66%	$17,662	69%
EMEA	25,821	29%	14,692	27%	6,557	26%
APAC	5,115	6%	2,761	5%	1,001	4%
Americas	1,084	1%	996	2%	207	1%

Total revenues	$90,100	100%	$54,385	100%	$25,427	100%

Revenues by products

The table below sets forth revenues by products:

	Year ended September 30,
(in thousands, except percentages)	2020	%	2019	%	2018	%
Synthetic genes	$35,192	39%	$26,712	49%	$17,986	71%
Oligo pools	4,545	5%	4,594	8%	3,002	12%
DNA and Biopharma libraries	6,348	7%	2,036	4%	1,771	7%
NGS tools	44,015	49%	21,043	39%	2,668	10%

Total revenues	$90,100	100%	$54,385	100%	$25,427	100%

Revenues by industry

Revenues by industry were as follows:

	Year ended September 30,
(in thousands, except percentages)	2020	%	2019	%	2018	%
Industrial chemicals	$29,054	32%	$21,927	40%	$14,912	59%
Academic research	19,642	22%	13,835	26%	5,813	23%
Healthcare	40,036	44%	17,424	32%	4,212	16%
Food/agriculture	1,368	2%	1,199	2%	490	2%

Total revenues	$90,100	100%	$54,385	100%	$25,427	100%

Revenues and accounts receivable concentration

Customer revenues equal to or greater than 10% of total revenues was as follows:

	Year ended September 30,
	2020	2019	2018
Customer A	12%	17%	34%
Customer B	10%	—%	—%

One customer accounted for greater than 10% of net accounts receivable as follows:

	September 30,
	2020	2019
Customer A	*	13%
Customer B	36%	–

*	Represents less than 10%.

Product shipments including synthetic genes

Shipments of number of genes in years ended September 30, 2020, 2019 and 2018 were as follows:

	Year ended September 30,
(in thousands, except shipments)	2020	2019	2018
Number of genes shipped	338,550	288,424	247,102

Cost of revenues

Cost of revenues reflect the aggregate cost incurred in the production and delivery of our products and consists of production materials, personnel costs, cost of expensed equipment and consumables, laboratory supplies, depreciation of capitalized equipment, production overhead costs and allocations of IT and facility costs. Personnel costs consist of salaries, employee benefit costs, bonuses, and stock-based compensation expenses. We expect that our cost of revenues will vary with changes in our revenues and our revenue mix.

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

Selling, general and administrative

Selling expenses consist of personnel costs, customer service expenses, direct marketing expenses, educational and promotional expense, market research and analysis. General and administrative expenses include executive, finance and accounting, legal and human resources. These expenses consist of personnel costs, audit and legal expenses, consulting costs and allocated IT and facility costs. We expense all selling, general and administrative expenses as incurred. We expect our selling and marketing cost will continue to increase in absolute dollars, primarily driven by our efforts to expand our commercial capability, with an increased presence both within and outside the United States, and to expand our brand awareness and customer base through targeted marketing initiatives. We expect general and administrative expenses will increase as well as we scale our operations.

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

	Year ended September 30,
(in thousands)	2020	2019	2018
Revenues	$90,100	$54,385	$25,427
Operating expenses:
Cost of revenues	61,406	47,426	32,189
Research and development	43,006	35,683	20,347
Selling, general and administrative	103,267	80,126	43,450
Litigation settlement	22,500	—	—

Total operating expenses	230,179	163,235	95,986

	Year ended September 30,
(in thousands)	2020	2019	2018
Loss from operations	(140,079)	(108,850)	(70,559)
Interest income	1,499	3,032	999
Interest expense	(787)	(1,294)	(1,313)
Other income (expense), net	(182)	(265)	(121)
Provision for income taxes	(382)	(292)	(242)

Net loss attributable to common stockholders	$(139,931)	$(107,669)	$(71,236)

Comparison of the years ended September 30, 2020, 2019 and 2018

Revenues

	Year ended September 30,			Change
(in thousands, except percentages)	2020	2019	2018	2020-2019		2019-2018
Revenues	$90,100	$54,385	$25,427	$35,715	66%	$28,958	114%

Revenues increased from $54.4 million to $90.1 million in the year ended September 30, 2020, which was an increase of $35.7 million, or 66%, as compared to the same period in 2019. The increase in revenue was primarily due to an increase in revenue from NGS tools which grew from $21.0 million in 2019 to $44.0 million in 2020 and an $8.5 million increase in revenue from synthetic genes. The increase in synthetic genes revenue was primarily due to higher sales of 5.0KB genes and 3.2KB genes. In the year ended September 30, 2020, we shipped 339K genes compared to 288K genes in the year ended September 30, 2019, an increase of 17%. Synthetic gene pricing to our customers was relatively constant period-over-period, but the product mix changed with the introduction of our 5.0KB gene product and customers purchasing our 3.2KB genes. NGS tools revenue growth was primarily attributable to the adoption of our product by a larger customer base. We do not believe that pricing changes had a meaningful impact on revenue from NGS tools period-over-period.

Revenues increased from $25.4 million to $54.4 million in the year ended September 30, 2019, which was an increase of $29.0 million, or 114%, as compared to the same period in 2018. The increase in revenue was primarily due to an increase in revenue from NGS tools which grew from $2.7 million in 2018 to $21.0 million in 2019 and an $8.7 million increase in revenue from synthetic genes to $26.7 million in year ended September 30, 2019. The NGS tools revenue growth period-over-period was attributed to the full commercial product launch in February 2018, customer adoption in 2019 and higher volumes as an increasing number of customers adopted our NGS tools and scaled production. The increase in synthetic genes revenue was attributed to a 17% volume growth as we shipped 288K genes in the year ended September 30, 2019 as compared to 247K genes in the prior year. In addition, we also benefited from higher revenue in our 5.0KB clonal genes which was released to our customers in January 2019. Gene pricing to our customers was relatively constant period-over-period.

A discussion of our revenues for the year ended September 30, 2018 can be found on pages 65 and 66 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 filed with the SEC on December 13, 2019, or our 2019 Annual Report.

Cost of revenues

	Year ended September 30,			Change
(in thousands, except percentages)	2020	2019	2018	2020-2019		2019-2018
Cost of revenues	$61,406	$47,426	$32,189	$13,980	29%	$15,237	47%

Cost of revenue increased from $47.4 million in the prior year to $61.4 million in the year ended September 30, 2020, which was an increase of $14.0 million, or 29%. The increase was primarily due to the increase in personnel costs of $4.6 million related to supporting new product portfolio launches and increase in volume of products shipped and $1.0 million related to shelter-in-place pay premiums. Consumption of reagents and production materials increased by $6.3 million associated with the increased product shipments and higher revenue. Facilities and information technology costs increased by $2.4 million which included the effect of consolidating our manufacturing operations into one facility in South San Francisco.

Cost of revenue increased from $32.2 million in the prior year to $47.4 million in the year ended September 30, 2019, which was an increase of $15.2 million, or 47%. The increase was primarily due to higher consumption of reagents and production materials of $6.9 million associated with the increased product shipments and higher revenue. Personnel costs increased by $7.7 million and facilities and information technology costs increased by $2.0 million including facilities moving expenses of $0.4 million.

A discussion of our cost of revenues for the year ended September 30, 2018 can be found on page 66 of our 2019 Annual Report.

Research and development expenses

	Year ended September 30,			Change
(in thousands, except percentages)	2020	2019	2018	2020-2019		2019-2018
Research and development	$43,006	$35,683	$20,347	$7,323	21%	$15,336	75%

Research and development costs increased by $7.3 million to $43.0 million for the year ended September 30, 2020, as compared to the same period 2019. The increase was due to costs related to expanding our DNA synthesis research and development capabilities which included increases in outside services of $3.4 million and increases of facilities and information technology of $1.8 million. Personnel costs increased by $4.8 million, which included $0.4 million of shelter-in-place pay premiums. The increase was offset by $2.5 million reimbursement received from Georgia Institute of Technology related to the development of the DNA synthesis portion of the Molecular Information Storage program.

Research and development costs increased by $15.3 million to $35.7 million for the year ended September 30, 2019, as compared to the same period 2018. The increase was due to an increase in personnel costs of $8.6 million including $6.2 million for salaries and benefits, $1.7 million in stock-based compensation expense. Equipment depreciation, amortization and maintenance costs increased by $1.3 million, lab supplies rose $2.0 million and outside services increased by $1.8 million. Information technology and facilities costs increased by $0.9 million including facilities moving expenses of approximately $0.4 million. In addition, there were $0.5 million in payments from Defense Advanced Research Projects Agency, or DARPA, received during the 2019 fiscal year.

A discussion of our research and development expenses for the year ended September 30, 2018 can be found on page 67 of our 2019 Annual Report.

Selling, general and administrative expenses

	Year ended September 30,			Change
(in thousands, except percentages)	2020	2019	2018	2020-2019		2019-2018
Selling, general and administrative	$103,267	$80,126	$43,450	$23,141	29%	$36,676	84%

Selling, general and administrative expenses increased by $23.1 million to $103.3 million for the year end September 30, 2020, compared to the same period for 2019. The increase was primarily due to increases in personnel costs related to increased headcount, partially offset by a $0.6 million decreases in legal expenses. Salaries and related costs increased by $20.0 million, as a result of increased headcount, including $5.0 million higher stock-based compensation expense. Outside services and insurance increased by $2.4 million and facilities and information technology increased by $1.6 million. The increase was offset by a decrease in travel expenses of $1.7 million, primarily due to COVID-19 travel restrictions.

Selling, general and administrative expenses increased by $36.7 million to $80.0 million for the year end September 30, 2019, compared to the same period for 2018. The increase was primarily due to increases in personnel costs of $18.4 million including a $10.3 million increase in salaries and benefits mainly associated with expanding our commercial organization, higher bonuses and sales commissions of $2.5 million, and increased stock-based compensation expense of $5.6 million. Marketing costs increased by $1.2 million as we continued to invest in our brand. External legal expenses increased by $11.8 million and insurance costs increased by $1.6 million as a result of being a public company. Travel costs increased by $1.7 million mainly due to the increased staffing in our commercial organization.

A discussion of our selling, general and administrative expenses for the year ended September 30, 2018 can be found on page 67 of our 2019 Annual Report.

Interest, and other income (expense), net

	Year ended September 30,			Change
(in thousands, except percentages)	2020	2019	2018	2020-2019		2019-2018
Interest income	$1,499	$3,032	$999	$(1,533)	(51)%	$2,033	204%
Interest expense	(787)	(1,294)	(1,313)	507	(39)%	19	(1)%
Other income (expense)	(182)	(265)	(121)	83	(31)%	(144)	119%

Total interest, and other income (expense), net	$530	$1,473	$(435)	$(943)	(64)%	$1,908	(439)%

Interest income was $1.5 million in the year ended September 30, 2020, $3.0 million in the year ended September 30, 2019 and $1.0 million in the year ended September 30, 2018, resulting from our short-term investments. Interest expense was $0.8 million in fiscal 2020, $1.3 million in fiscal 2019 and $1.3 million in fiscal 2018 related to our outstanding debt.

Provision for income taxes

	Year ended September 30,			Change
(in thousands, except percentages)	2020	2019	2018	2020-2019		2019-2018
Provision for income taxes	$(382)	$(292)	$(242)	$90	31%	$(50)	21%

We recorded provision for income taxes of $0.4 million in 2020, $0.3 million in 2019 and $0.2 million in 2018.

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

Basic and diluted net loss per share is computed independently. Therefore, the sum of the quarterly net loss per share may not equal the total computed for the fiscal year or any cumulative interim period.

	Three months ended
(in thousands)	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
Revenues	$32,432	$21,207	$19,297	$17,164	$15,736	$13,600	$13,557	$11,492
Operating expenses:
Cost of revenues	$17,578	$16,472	$13,564	$13,792	$12,386	$11,394	$11,789	$11,857
Research and development	11,636	10,444	10,629	10,297	10,496	9,007	8,907	7,273
Selling, general and administrative	27,185	22,487	27,190	26,405	24,423	21,320	19,124	15,259
Litigation settlement	—	—	—	22,500	—	—	—	—

Total operating expenses	$56,399	$49,403	$51,383	$72,994	$47,305	$41,721	$39,820	$34,389

Loss from operations	$(23,967)	$(28,196)	$(32,086)	$(55,830)	$(31,569)	$(28,121)	$(26,263)	$(22,897)
Interest income	112	247	576	564	789	804	775	664
Interest expense	(143)	(181)	(215)	(248)	(288)	(318)	(340)	(348)
Other income (expense), net	(57)	(56)	18	(87)	(2)	(227)	(21)	(15)

Loss before income taxes	$(24,055)	$(28,186)	$(31,707)	$(55,601)	$(31,070)	$(27,862)	$(25,849)	$(22,596)
Provision for income taxes	(263)	(21)	(61)	(37)	(111)	(54)	(84)	(43)

Net loss attributable to common stockholders	$(24,318)	$(28,207)	$(31,768)	$(55,638)	$(31,181)	$(27,916)	$(25,933)	$(22,639)
Net loss per share—basic and diluted	$(0.54)	$(0.67)	$(0.85)	$(1.69)	$(0.96)	$(0.92)	$(0.93)	$(1.18)

Liquidity and capital resources

Sources of liquidity

To date, we have financed our operations principally through public equity raises, private placements of our convertible preferred stock, borrowings from credit facilities and revenue from our commercial operations.

Since our inception on February 4, 2013 and through September 30, 2020, we have received an aggregate of $740.0 million in net proceeds from the issuance of equity securities and an aggregate of $13.8 million from debt. As of September 30, 2020, we had a balance of $93.7 million of cash and cash equivalents and $196.3 million in short-term investments.

Loan and Security Agreement

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

In addition, we obtained a revolving facility from SVB in September 2017 as part of the Fourth Loan and the facility which allows us to borrow up to $10.0 million. The principal amount outstanding under the revolving line accrues interest at a floating per annum rate equal to one percentage point (1.00%) above the prime rate, which interest is payable monthly. The amounts available under the revolving line are limited by an advance rate which is a percentage of our account receivables balance. As of September 30, 2019, we have not borrowed against the $10.0 million revolving facility.

Our credit facilities contain customary representations and warranties and customary affirmative and negative covenants applicable to us and our subsidiaries, including, among other things, restrictions on changes in business, management, ownership or business locations, indebtedness, encumbrances, investments, mergers or acquisitions, dispositions, maintenance of collateral accounts, prepayment of other indebtedness, distributions and transactions with affiliates. The credit facilities contain customary events of default subject in certain cases to grace periods and notice requirements, including (a) failure to pay principal, interest and other obligations when due, (b) material misrepresentations, (c) breach of covenants, conditions or agreements in the credit facilities, (d) default under material indebtedness, (e) certain bankruptcy events, (f) a material adverse change; (g) attachment, levy or restraint on business, (h) default with respect to subordinated debt, (i) cross default under our credit facilities, and (j) government approvals being revoked. As part of the Fourth Loan, all rights, title and interest to our personal property with the exception of our intellectual property, have been pledged as collateral, including cash and cash equivalents, short-term investments, accounts receivable, contractual rights to payment, license agreements, general intangibles, inventory and equipment. We were in compliance with all covenants under the loan and security agreement as of September 30, 2020.

Future maturities of the loan as of September 30, 2020 are as follows:

(in thousands)	Principal	Interest	Total
Years ending September 30,
2021	$3,333	$167	$3,500
2022	833	9	842

	$4,166	$176	4,342
Less: Interest			(176)

Total amount of loan principal			4,166
Less unamortized debt discount			(85)
Add accretion of final payment fee			655

			$4,736

Capital resources

Our primary cash needs are for operating expenses, working capital and capital expenditures to support the growth in our business. As of September 30, 2020, we had cash, cash equivalents and short-term investments of $290.0 million. In October of 2018 in connection with our initial public offering, we sold a total of 5,750,000 shares at a price of $14.00 per share and received approximately $69.6 million in net proceeds, after deducting underwriting discounts and commissions of $5.6 million and offering expenses of $5.3 million payable by the Company.

In May 2019, we sold 4,312,500 shares in a public offering at a price of $21.00 per share, and received net proceeds of $84.3 million, after deducting an underwriting discount and commission totaling $5.4 million and offering expenses of $0.9 million. In December 2019 and January 2020, we completed an at-the-market offering of common stock selling a total of 2,239,680 shares with proceeds of $48.0 million, after deducting underwriting discounts of $1.5 million and commissions and offering expenses of $0.5 million. In February 2020, we completed an underwritten public offering of common stock selling a total of 5,339,285 shares with proceeds of $140.2 million, after deducting underwriting discounts of $9.0 million and commissions and offering expenses of $0.4 million. In June 2020, we completed an underwritten public offering of common stock selling a total of 3,484,848 shares with proceeds of $107.4 million, after deducting underwriting discounts of $6.9 million and commissions and offering expenses of $0.7 million.

We believe that our existing cash, cash equivalents and short-term investments are sufficient to fund our operating expenses, capital expenditure requirements and debt service payments for at least one year from the issuance of these consolidated financial statements. In the future, we may still need to obtain additional financing to fund operations beyond this period, and there can be no assurance that we will be successful in raising additional financing on terms which are acceptable to us. In addition, our operating plan may change as a result of factors currently unknown to us, and we may need to seek additional funds sooner than planned. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Our future capital requirements will depend on many factors. See “Risk factors—We will require additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product manufacturing and development and other operations.”

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could adversely affect our business, financial condition and results of operations.

Operating capital requirements

Our primary uses of capital are, and we expect will continue to be for the near future, compensation and related expenses, manufacturing costs, laboratory and related supplies, legal and other regulatory expenses and general overhead costs. We had $6.0 million and $2.5 million in commitments for capital expenditures as of September 30, 2020 and 2019, respectively.

Cash flows

The following table summarizes our sources and uses of cash and cash equivalents:

	Year ended September 30,
(in thousands)	2020	2019	2018
Net cash used in operating activities	$(142,255)	$(87,937)	$(66,164)
Net cash provided by (used in) investing activities	(114,650)	(104,810)	27,306
Net cash provided by financing activities	303,732	158,578	88,822

Operating activities

Net cash used in operating activities was $142.2 million in fiscal 2020 and consisted primarily of a net loss of $139.9 million adjusted for non-cash items including depreciation and amortization expenses of $6.7 million, stock-based compensation expense of $17.1 million, a change in operating assets and liabilities of $25.2 million, and a net total of other non-cash items of $0.9 million.

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

Investing activities

In fiscal 2020, our investing activities used net cash of $114.7 million. The use of net cash resulted primarily from the net impact of purchases and maturity of investments and purchases of laboratory property, equipment and computers.

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

Financing activities

Net cash provided by financing activities was $303.7 million in fiscal 2020, which consisted of $48.0 million in net proceeds from our at-the-market offering, $247.5 million in net proceeds from the issuance of common stock in public offerings, $3.4 million from proceeds from issuance of shares under the 2018 ESPP and $10.5 million from the exercise of stock options, offset by $3.3 million in principal payments on long term debt and $2.4 million in repurchases of common stock for income tax withholdings.

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

Contractual obligations and other commitments

Set forth below is information concerning our contractual commitments and obligations as of September 30, 2020:

(in thousands)	Total	Less than 1 Year	Years 2-3	Years 4-5
Contractual obligations
Future minimum operating lease payments	$38,161	$6,568	$13,864	$17,729
Long-term debt obligations	5,067	3,500	1,567	—
Purchase commitments	37,223	37,223	—	—

Total	$80,451	$47,291	$15,431	$17,729

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

Revenue recognition

Effective October 1, 2017, we elected to early adopt the requirements of Accounting Standards Codification, or ASC, 606—Revenue from Contracts with Customers using the full retrospective method. We evaluated the impact on revenues, loss from operations, net loss attributable to common stockholders and basic and diluted earnings per share for all periods presented and concluded that there was no material impact on our consolidated financial statements for all periods presented.

Our revenue is generated through the sale of synthetic biology tools, such as synthetic genes, or clonal genes and fragments, oligonucleotide pools, or oligo pools NGS tools and DNA libraries. We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.

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

For most of our contracts to date, the customer orders a specified quantity of a synthetic DNA sequence; therefore, the delivery of the ordered quantity per the purchase order is accounted for as one performance obligation. Some contracts may contain prospective discounts when certain order quantities are exceeded; however, these future discounts are either not significant, not deemed to be incremental to the pricing offered to other customers, or not enforceable options to acquire additional goods. As a result, these discounts do not constitute a material right and do not meet the definition of a separate performance obligation. We do not offer retrospective discounts or rebates.

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

We do not have any contract assets or contract liabilities as of September 30, 2020 and September 30, 2019. For all periods presented, we did not recognize revenue from amounts that were included in the contract liability balance at the beginning of each period. In addition, for all periods presented, there was no revenue recognized in a reporting period from performance obligations satisfied in previous periods.

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

Interest rate sensitivity

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $290.0 million as of September 30, 2020, which consisted primarily of money market funds and marketable securities, largely composed of investment grade, short to intermediate term fixed income securities.

The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in a variety of securities of high credit quality and short-term duration, according to our board-approved investment policy. Our investments are subject to interest rate risk and could fall in value if market interest rates increase. A hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Foreign currency sensitivity

The majority of our transactions occur in U.S. dollars. However, we do have certain transactions that are denominated in currencies other than the U.S. dollar, primarily the Euro, Chinese Yuan, and British Pound, and we therefore are subject to foreign exchange risk. The fluctuation in the value of the U.S. dollar against other currencies affects the reported amounts of expenses, assets and liabilities primarily associated with a limited number of manufacturing activities.

We do not use derivative financial instruments for speculative trading purposes, nor do we hedge foreign currency exchange rate exposure in a manner that entirely offsets the effects of changes in foreign currency exchange rates. The counterparties to these forward foreign currency exchange contracts are creditworthy multinational commercial banks, which minimizes the risk of counterparty nonperformance. We regularly review our hedging program and may, as part of this review, make changes to the program.

Item 8.	Consolidated financial statements and supplementary data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Twist Bioscience Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Twist Bioscience Corporation and its subsidiaries (the “Company”) as of September 30, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended September 30, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date related to (i) ineffective controls related to segregation of duties to timely detect and independently review instances where individuals with access to post a journal entry may also have edited or created the journal entry, (ii) ineffective controls related to the accuracy and occurrence of the accounting for revenues, including ineffective controls over the accuracy of edits to customer order entry data and segregation of duties during the order entry and revenue processes, and (iii) ineffective information technology general controls for information systems that are relevant to the preparation of the financial statements, including ineffective controls over user access and segregation of duties, and user access to certain financial applications and data.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the September 30, 2020 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in fiscal 2020.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition

As described in Note 2 to the consolidated financial statements, the Company’s revenue is generated through the sale of synthetic biology tools, such as synthetic genes, oligo pools, next generation sequencing tools, and DNA and biopharma libraries. The Company recognizes revenue when control of the products is transferred to the customer and at a transaction price that is determined based on the agreed upon rates in the purchase order or master supply agreements applied to the quantity of synthetic DNA that was manufactured and shipped to the customer. The Company’s revenue was $90.1 million for the year ended September 30, 2020. The accuracy and occurrence of revenues is dependent on customer orders being accurately entered and maintaining appropriate segregation of duties during the Company’s order entry and revenue processes.

The principal considerations for our determination that performing procedures relating to revenue recognition is a critical audit matter are there was a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to revenue recognition in response to a material weakness. As described above in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section, a material weakness was identified as of September 30, 2020 related to ineffective controls related to accuracy and occurrence of the accounting for revenues, including ineffective controls over the accuracy of edits to customer order entry data and segregation of duties during the order entry and revenue processes.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, evaluating the recognition of revenue for a sample of revenue transactions by obtaining and inspecting source documents, including invoices, customer purchase orders, customer master supply agreements, shipping documents and cash receipts from customers, and testing the cutoff of revenue transactions. These procedures also included evaluating the nature and extent of audit procedures performed and evidence obtained.

/s/ PricewaterhouseCoopers LLP

San Jose, California

November 25, 2020

We have served as the Company’s auditor since 2015.

Twist Bioscience Corporation

Consolidated Balance Sheets

(In thousands)	September 30, 2020	September 30, 2019
Assets
Current assets:
Cash and cash equivalents	$93,667	$46,735
Short-term investments	196,335	91,372
Accounts receivable, net	26,376	12,104
Inventories	12,289	7,330
Prepaid expenses and other current assets	6,203	2,594

Total current assets	$334,870	$160,135
Property and equipment, net	25,466	20,835
Operating lease right-of-use assets	33,699	—
Goodwill	1,138	1,138
Intangible assets, net	307	508
Restricted cash, non-current	579	579
Other non-current assets	2,823	3,799

Total assets	$398,882	$186,994

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,830	$9,760
Accrued expenses	3,901	5,965
Accrued compensation	14,945	10,479
Current portion of operating lease liability	6,409	—
Current portion of long-term debt	3,333	3,333
Other current liabilities	2,611	817

Total current liabilities	$36,029	$30,354
Operating lease liability, net of current portion	24,837	—
Long-term debt, net of current portion	1,403	4,400
Other non-current liabilities	351	158

Total liabilities	$62,620	$34,912

Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, $0.00001 par value—100,000 and 100,000 shares authorized at September 30, 2020 and 2019, respectively; 45,083 and 32,873 shares issued and outstanding at September 30, 2020 and 2019, respectively	—	—
Additional paid-in capital	794,630	470,425
Accumulated other comprehensive income	87	181
Accumulated deficit	(458,455)	(318,524)

Total stockholders’ equity	$336,262	$152,082

Total liabilities and stockholders’ equity	$398,882	$186,994

The accompanying notes are an integral part of these consolidated financial statements.

Twist Bioscience Corporation

Consolidated Statements of Operations and Comprehensive Loss

	Year ended September 30,
(In thousands, except per share data)	2020	2019	2018
Revenues	$90,100	$54,385	$25,427
Operating expenses:
Cost of revenues	$61,406	$47,426	$32,189
Research and development	43,006	35,683	20,347
Selling, general and administrative	103,267	80,126	43,450
Litigation settlement	22,500	—	—

Total operating expenses	$230,179	$163,235	$95,986

Loss from operations	$(140,079)	$(108,850)	$(70,559)
Interest income	1,499	3,032	999
Interest expense	(787)	(1,294)	(1,313)
Other income (expense), net	(182)	(265)	(121)

Loss before income taxes	$(139,549)	$(107,377)	$(70,994)
Provision for income taxes	(382)	(292)	(242)

Net loss attributable to common stockholders	$(139,931)	$(107,669)	$(71,236)

Other comprehensive loss:
Change in unrealized gain (loss) on investments	$(34)	$49	$—
Foreign currency translation adjustment	(60)	45	54

Comprehensive loss	$(140,025)	$(107,575)	$(71,182)

Net loss per share attributable to common stockholders—basic and diluted	$(3.57)	$(3.92)	$(25.51)

Weighted average shares used in computing net loss per share attributable to common stockholders—basic and diluted	39,190	27,462	2,793

The accompanying notes are an integral part of these consolidated financial statements.

Twist Bioscience Corporation

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

	Series A convertible preferred stock		Series B convertible preferred stock		Series C convertible preferred stock		Series D convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
(In thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of September 30, 2017	2,818	$9,141	3,316	$25,900	2,491	$36,726	6,034	$127,866	3,179	$—	$6,228	$33	$(139,619)	$(133,358)

Issuance of Series D redeemable convertible preferred stock, net of financing costs of $339	—	—	—	—	—	—	4,292	90,850	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	63	—	215	—	—	215
Repurchase of early exercised stock options	—	—	—	—	—	—	—	—	(10)	—	—	—	—	—
Forfeiture of restricted common stock warrants	—	—	—	—	—	—	—	—	(21)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	2,961	—	—	2,961
Treasury stock purchase									(5)	—	(58)			(58)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	54	—	54
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(71,236)	(71,236)

Balances as of September 30, 2018	2,818	$9,141	3,316	$25,900	2,491	$36,726	10,326	$218,716	3,206	$—	$9,346	$87	$(210,855)	$(201,422)

Issuance of common stock in public offerings, net of underwriting discounts, commissions and offering expenses of $17,210	—	—	—	—	—	—	—	—	10,063	—	153,852	—	—	153,852
Vesting of restricted stock units	—	—	—	—	—	—	—	—	8	—	—	—	—	—
Issuance of shares under the employee stock purchase plan	—	—	—	—	—	—	—	—	219	—	2,700	—	—	2,700
Exercise of stock options	—	—	—	—	—	—	—	—	331	—	2,264	—	—	2,264
Conversion of redeemable convertible preferred stock warrant liability to equity	—	—	—	—	—	—	—	—	—	—	631	—	—	631
Conversion of redeemable convertible preferred stock to common stock	(2,818)	(9,141)	(3,316)	(25,900)	(2,491)	(36,726)	(10,326)	(218,716)	18,951	—	290,462	—	—	290,462
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	11,170	—	—	11,170
Net exercise of stock warrants									95	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	94	—	94
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(107,669)	(107,669)

Balances as of September 30, 2019	—	$—	—	$—	—	$—	—	$—	32,873	$—	$470,425	$181	$(318,524)	$152,082

Issuance of common stock in public offerings, net of underwriting discounts, commissions and offering expenses of $18,916	—	—	—	—	—	—	—	—	11,064	—	295,563	—	—	295,563
Vesting of restricted stock units	—	—	—	—	—	—	—	—	178	—	—	—	—	—
Issuance of shares under the employee stock purchase plan	—	—	—	—	—	—	—	—	126	—	3,428	—	—	3,428
Exercise of stock options	—	—	—	—	—	—	—	—	915	—	10,539	—	—	10,539
Repurchase of early exercised stock options	—	—	—	—	—	—	—	—	(2)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	17,096	—	—	17,096
Net exercise of stock warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	(94)	—	(94)
Repurchase of common stock for income tax withholdings	—	—	—	—	—	—	—	—	(71)	—	(2,421)	—	—	(2,421)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(139,931)	(139,931)

Balances as of September 30, 2020	—	$—	—	$—	—	$—	—	$—	45,083	$—	$794,630	$87	$(458,455)	$336,262

The accompanying notes are an integral part of these consolidated financial statements.

Twist Bioscience Corporation

Consolidated Statements of Cash Flows

	Year ended September 30,
(in thousands)	2020	2019	2018
Cash flows from operating activities
Net loss	$(139,931)	$(107,669)	$(71,236)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	6,677	6,111	5,727
Non-cash lease expense	(1,043)	—	—
Loss on disposal of property and equipment	—	189	55
Stock-based compensation	17,096	11,170	2,961
Discount accretion on investment securities	(214)	(1,249)	—
Non-cash interest expense	152	233	254
Change in fair value of redeemable convertible preferred stock warrant liability	—	—	(13)
Amortization of debt discount	184	282	308
Changes in assets and liabilities:
Accounts receivable, net	(14,272)	(6,685)	(3,073)
Inventories	(4,956)	(1,302)	(4,202)
Prepaid expenses and other current assets	(3,683)	746	(1,760)
Other non-current assets	(554)	(2,064)	(812)
Accounts payable	(5,506)	3,278	3,759
Accrued expenses	(2,648)	4,210	(114)
Accrued compensation	4,465	5,060	1,932
Other liabilities	1,978	(247)	50

Net cash used in operating activities	(142,255)	(87,937)	(66,164)

Cash flows from investing activities
Purchases of property and equipment	(9,868)	(14,757)	(3,688)
Proceeds from sale of property and equipment	—	21	17
Purchases of investments	(202,882)	(177,574)	(3,523)
Maturity of investments	98,100	87,500	34,500

Net cash provided by (used in) investing activities	(114,650)	(104,810)	27,306

Cash flows from financing activities
Proceeds from exercise of stock options	10,495	2,170	331
Proceeds from public offerings, net of underwriting discounts, commissions and offering expenses	295,563	156,208	—
Proceeds from issuance of Series D redeemable convertible preferred stock, net of issuance costs	—	—	90,850
Proceeds from issuance under employee stock purchase plan	3,428	2,700	—
Payments of deferred offering costs	—	—	(2,359)
Repayments of long-term debt	(3,333)	(2,500)	—
Repurchases of common stock for income tax withholding	(2,421)	—	—

Net cash provided by financing activities	303,732	158,578	88,822

Effect of exchange rates on cash, cash equivalents and restricted cash	21	30	—
Net increase (decrease) in cash, cash equivalents and restricted cash	46,848	(34,139)	49,964
Cash, cash equivalents, and restricted cash at beginning of year	47,398	81,537	31,573

Cash, cash equivalents, and restricted cash at end of year	$94,246	$47,398	$81,537

Supplemental disclosure of cash flow information
Interest paid	$438	$779	$751
Income taxes paid, net of refunds	172	291	179
Non-cash investing and financing activities
Property and equipment additions included in accrued expenses and accounts payable	$1,333	$170	$344
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	3,718	—	—
Deferred offering costs included in accounts payable and accrued expenses	—	—	1,308
Conversion of redeemable convertible preferred stock warrant liability to equity	—	631	—
Conversion of redeemable convertible preferred stock to common stock	—	290,462	—

The accompanying notes are an integral part of these consolidated financial statements.

Twist Bioscience Corporation

Notes to Consolidated Financial Statements

1. The company

Twist Bioscience Corporation (the Company) was incorporated in the state of Delaware on February 4, 2013. The Company is a synthetic biology company that has developed a disruptive DNA synthesis platform. DNA is used in many applications across different industries: industrial chemicals, academic, healthcare and food/agriculture.

The core of the Company’s platform is a proprietary technology that pioneers a new method of manufacturing synthetic DNA by “writing” DNA on a silicon chip. The Company has combined this technology with proprietary software, scalable commercial infrastructure and an e-commerce platform to create an integrated technology platform that enables the Company to achieve high levels of quality, precision, automation, and manufacturing throughput at a significantly lower cost than its competitors. The Company is leveraging its unique technology to manufacture a broad range of synthetic DNA-based products, including synthetic genes, tools for next generation sample preparation, and antibody libraries for drug discovery and development.

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

The Company has generated net losses in all periods since inception. As of September 30, 2020, the Company had an accumulated deficit of $458.5 million and has not generated positive cash flows from operations since inception. Losses are expected to continue as the Company continues to invest in product development, manufacturing, and sales and marketing.

The Company has raised multiple rounds of debt and equity financing since its inception. In October 2018, the Company completed an initial public offering (IPO) of its common stock which raised proceeds of $69.6 million, after deducting underwriting discounts, commissions and offering expenses. In May 2019, the Company completed an underwritten public offering of its common stock with proceeds of $84.3 million, after deducting underwriting discounts and commissions and offering expenses. In December 2019 and January 2020, the Company entered into a sales agreement with Cowen and Company, LLC for an at-the-market offering (ATM) to sell its common stock with net proceeds of $48.0 million, after deducting underwriting discounts and commissions and offering expenses. In February 2020, the Company completed an underwritten public offering of its common stock with net proceeds of $140.2 million, after deducting underwriting discounts and commissions and offering expenses. In June 2020, the Company completed an underwriting public offering of its common stock with net proceeds of $107.4 million, after deducting underwriting discounts and commissions and offering expenses. Management believes that these proceeds combined with existing cash balances on hand will be sufficient to fund operations for at least one year from the issuance of these consolidated financial statements. However, the Company may need to obtain additional financing to fund operations beyond this period, and there can be no assurance that the Company will be successful in raising additional financing on terms which are acceptable to the Company.

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

In March 2020, the World Health Organization declared the COVID-19 outbreak to be a pandemic. During the year ended September 30, 2020, financial results of the Company were not significantly affected by the COVID-19 outbreak. The Company has considered all information available as of the date of issuance of these financial statements and the Company is not aware of any specific events or circumstances that would require an update to its estimates or judgments, or a revision to the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information becomes available. The extent to which the COVID-19 outbreak affects the Company’s future financial results and operations will depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the outbreak, and current or future domestic and international actions to contain it and treat it.

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

Customer concentration

Two customers accounted for more than 10% of total revenues as follows:

	Year ended September 30,
	2020	2019	2018
Customer A	12%	17%	34%
Customer B	10%	—	—

One customer accounted for greater than 10% of net accounts receivable as follows:

	September 30,
	2020	2019
Customer A	*	13%
Customer B	36%	—

*	Represents less than 10%.

Cash and cash equivalents

Cash equivalents that are readily convertible to cash are stated at cost, which approximates fair value. The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist of investments in money market funds as of September 30, 2020 and 2019.

Short-term investments

The Company invests in various types of securities, including United States government, commercial paper, and corporate debt securities. It classifies its investments as available-for-sale and records them at fair value based upon market prices at period end. Unrealized gains and losses that are deemed temporary in nature are recorded in accumulated other comprehensive income as a separate component of stockholders’ equity. Dividend and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of investments sold. The Company may sell these securities at any time for use in current operations.

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

Property and equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the remaining lease term of the respective leasehold improvements assets, if any. The Company recorded depreciation and amortization expense of $6.7 million, $6.1 million and $5.5 million for the years September 30, 2020, 2019 and 2018, respectively. Estimated lives of property and equipment are as follows:

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

Capitalized software development costs were $2.4 million and $2.3 million as of September 30, 2020 and 2019, respectively. Capitalized costs are amortized from the project completion date, using the straight-line method over an estimated useful life of the assets, which is three years.

Long-lived assets

The Company reviews property and equipment and intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future undiscounted cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. There have been no such impairments of long-lived assets during the years ended September 30, 2020, 2019 and 2018.

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

On October 1, 2019, the Company adopted Topic 842 using the modified retrospective approach. The adoption had a material effect on the consolidated balance sheets but did not have a material effect on the consolidated statements of operations and comprehensive loss. Prior period amounts were not adjusted and continue to be reported in accordance with the previous accounting under ASC 840, Leases. The Company elected the package of practical expedients permitted under the transition guidance which, among other things, allows carrying forward the historical classification of existing leases as of October 1, 2019.

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

Additional information and disclosures required by Topic 842 are contained in Note 7.

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

The Company’s revenue is generated through the sale of synthetic biology tools, such as synthetic genes, or clonal genes and fragments, oligonucleotides pools, or oligo pools, next generation sequencing, or NGS tools and DNA and Biopharma libraries. The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.

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

For most of the Company’s contracts to date, the customer orders a specified quantity of synthetic DNA; therefore, the delivery of the ordered quantity per the purchase order is accounted for as one performance obligation. Some contracts may contain prospective discounts when certain order quantities are exceeded; however, these future discounts are either not significant, not deemed to be incremental to the pricing offered to other customers, or not enforceable options to acquire additional goods. As a result, these discounts do not constitute a material right and do not meet the definition of a separate performance obligation. The Company does not offer retrospective discounts or rebates.

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

The Company does not have any contract assets or contract liabilities as of September 30, 2020 and 2019. For all periods presented, the Company did not recognize revenue from amounts that were included in the contract liability balance at the beginning of each period. In addition, for all periods presented, there was no revenue recognized in a reporting period from performance obligations satisfied in previous periods.

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

Advertising costs

Costs related to advertising and promotions are expensed to sales and marketing as incurred. Advertising and promotion expenses for the years ended September 30, 2020, 2019 and 2018, were $1.2 million, $1.3 million and $0.9 million, respectively.

Government contract payments

The Company has funded research and development arrangements with the Defense Advanced Research Projects Agency (DARPA) and is under a subcontract with the Georgia Institute of Technology funded by the United States Director of Central Intelligence (IARPA). The Company recognizes payments received from these arrangements when milestones are achieved and records them as a reduction of research and development expenses. The total expected cost for the IARPA development project is $6.5 million with IARPA funding $4.5 million and the Company responsible for providing a minimum contribution of $2.0 million, which remains outstanding as of September 30, 2020. In fiscal 2020, 2019, and 2018, the Company received DARPA payments of $0.2 million, $0.5 million, and $0.3 million, respectively. In fiscal 2020, the Company received IARPA payments of $2.5 million. There were no IARPA payments received in fiscal 2019 and 2018.

Redeemable convertible preferred stock warrant liability

Outstanding warrants that were related to the Company’s redeemable convertible preferred stock were classified as liabilities on the balance sheet. As the warrants to purchase redeemable convertible preferred stock were exercisable into shares of convertible preferred stock, the Company had recognized a liability for the fair value of its warrants on the consolidated balance sheets upon issuance and subsequently remeasured the liability to fair value at the end of each reporting period. In connection with the closing of our IPO, all of the outstanding warrants to purchase redeemable convertible preferred stock automatically converted to warrants to purchase common stock, which qualified for equity classification and no further measurement had been required thereafter.

Common stock warrants

Warrants to purchase the Company’s common stock issued in conjunction with debt are recorded as additional paid-in-capital and classified as equity on the consolidated balance sheets. There were no common stock warrants issued during the years ended September 30, 2020 and 2019.

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

Basic and diluted net loss per share of common stock attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee stock-based awards and warrants. Because the Company has reported a net loss for the years ended September 30, 2020, 2019 and 2018, diluted net loss per common share is the same as the basic net loss per share for those years.

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

Deferred offering costs

Deferred offering costs, which consist of direct incremental legal, consulting, banking and accounting fees relating to the Company’s IPO, were initially capitalized and subsequently offset against proceeds from the IPO within stockholders’ equity. As of September 30, 2020 and 2019, there were no capitalized deferred offering costs on the consolidated balance sheets.

Recent accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), which provides accounting guidance for all revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company adopted the new revenue standard, on October 1, 2017, using the full retrospective method.

In February 2016, the FASB issued new lease accounting guidance in ASU 2016-02, Leases, and in July 2018 issued ASU 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Leases (Topic 842): Targeted Improvements (the foregoing ASUs collectively referred to as Topic 842). Under the new lease guidance, lessees will be required to recognize for all leases (with the exception of short-term leases) at the lease commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company adopted the new lease standard on October 1, 2019 using the modified retrospective method of adoption. The Company elected the package of practical expedients permitted under the transition guidance, including (i) not reassessing whether expired or existing contracts contain leases, (ii) not reassessing lease classification, and (iii) not revaluing initial direct costs for existing leases. See Note 7 for additional information.

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

	September 30,
(In thousands)	2020	2019	2018
Cash and cash equivalents	$93,667	$46,735	$80,757
Restricted cash, non-current	579	579	579
Restricted cash, current (within prepaid expenses and other current assets)	—	84	201

Total cash, cash equivalents and restricted cash	$94,246	$47,398	$81,537

Amounts included in restricted cash primarily related to security deposits and a letter of credit with a financial institution, both in connection with office space lease agreements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, clarifying the definition of a business. The ASU affects all companies and other reporting organizations that must determine whether they have acquired or sold a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The Company adopted this standard effective October 1, 2018. The Company applied the provisions of this ASU in evaluating the definition of a business for any prospective transaction from October 1, 2018.

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

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606, which, among other things, provides guidance on how to assess whether certain collaborative arrangement transactions should be accounted for under Topic 606. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company is in the process of evaluating the impact the standard will have on its financial statements.

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

The following table sets forth the cash and cash equivalents, and short-term investments as of September 30, 2020:

(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$93,667	$—	$—	$93,667
Short-term investments	196,320	15	—	196,335

Total	$289,987	$15	$—	$290,002

The following table sets forth the cash and cash equivalents, and short-term investments as of September 30, 2019:

(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$46,735	$—	$—	$46,735
Short-term investments	91,323	49	—	91,372

Total	$138,058	$49	$—	$138,107

As of September 30, 2020, financial assets and liabilities measured and recognized at fair value are as follows:

(in thousands)	Level 1	Level 2	Level 3	Fair value
Assets
Cash and cash equivalents	$20,254	$—	$—	$20,254
Money market funds	73,413	—	—	73,413
Commercial paper	—	94,840	—	94,840
U.S. government treasury bills	101,495	—	—	101,495

Total	$195,162	$94,840	$—	$290,002

As of September 30, 2019, financial assets and liabilities measured and recognized at fair value are as follows:

(in thousands)	Level 1	Level 2	Level 3	Fair value
Assets
Cash and cash equivalents	$19,344	$—	$—	$19,344
Money market funds	27,390	—	—	27,390
Corporate bonds	—	8,530	—	8,530
Commercial paper	—	28,361	—	28,361
U.S. government treasury bills	54,482	—	—	54,482

Total	$101,216	$36,891	$—	$138,107

Contractual maturities of short-term investments, as of September 30, 2020, were less than 12 months.

Redeemable convertible preferred stock warrants

The following table provides a reconciliation of beginning and ending balances of the Level 3 instruments during the years ended September 30, 2020, 2019 and 2018:

(in thousands)	Series A	Series B	Series C	Series D	Total
Redeemable convertible preferred stock warrant liability:
Fair value as of September 30, 2017	$331	$110	$152	$51	$644
Change in fair value recorded in other income (expense), net	34	(16)	(22)	(9)	(13)

Fair value as of September 30, 2018	$365	$94	$130	$42	$631
Change in fair value recorded in other income (expense), net	(365)	(94)	(130)	(42)	(631)

Fair value as of September 30, 2019	$—	$—	$—	$—	$—
Change in fair value recorded in other income (expense), net	—	—	—	—	—

Fair value as of September 30, 2020	$—	$—	$—	$—	$—

4. Balance sheet components

The Company’s accounts receivable, net balance consists of the following:

	September 30,
(in thousands)	2020	2019
Trade Receivables	$25,790	$11,085
Other Receivables	951	1,313
Allowance for Doubtful Accounts	(365)	(294)

Accounts Receivable, net	$26,376	$12,104

Inventories consist of the following:

	September 30,
(in thousands)	2020	2019
Raw Materials	$9,237	$4,900
Work-in-process	2,021	1,157
Finished Goods	1,031	1,273

	$12,289	$7,330

Property and Equipment, net consists of the following:

	September 30,
(in thousands)	2020	2019
Laboratory equipment	$37,338	$26,021
Furniture, fixtures and other equipment	1,728	1,760
Computer equipment	2,834	2,777
Computer software	3,678	3,507
Leasehold improvements	4,669	3,772
Construction in progress	4,697	5,991

	54,944	43,828
Less: Accumulated depreciation and amortization	(29,478)	(22,993)

	$25,466	$20,835

5. Goodwill and intangible assets

There were no changes to the carrying value of goodwill during the years ended September 30, 2020 and 2019. Total amortization expense related to intangible assets were $0.2 million for each of the years ended September 30, 2020, 2019 and 2018.

The intangible assets balances are presented below:

	September 30, 2020
(in thousands, except for years)	Useful lives in years	Gross carrying amount	Accumulated amortization	Net book value
Developed Technology	6	$1,220	$(913)	$307
Tradenames & Trademarks	2	20	(20)	—

Total indefinite-lived intangible assets		$1,240	$(933)	$307

	September 30, 2019
(in thousands, except for years)	Useful lives in years	Gross carrying amount	Accumulated amortization	Net book value
Developed Technology	6	$1,220	$(712)	$508
Tradenames & Trademarks	2	20	(20)	—

Total indefinite-lived intangible assets		$1,240	$(732)	$508

Future annual amortization expense is as follows (in thousands):

Years ending September 30,
2021	$204
2022	103

$307

6. Long-term debt

In September 2017, the Company entered into a Fourth Amended and Restated Loan and Security Agreement (the Fourth Loan) with SVB for loan amounts aggregating up to $20.0 million in a series of three advances. The first advance provides a principal amount of $10.0 million, the second advance provides a principal amount of $5.0 million and the third advance provides a principal amount of $5.0 million during their respective draw down periods. The draw down periods for the second and third advances under this agreement have expired as of January 31, 2018 and June 30, 2018, respectively and were not utilized. In connection with the first advance the Company issued a warrant to purchase 64,127 shares of common stock at an exercise price of $6.24 per share. The Fourth Loan contains a subjective acceleration clause under which the Fourth Loan could become due and payable to SVB in the event of a material adverse change in the Company’s business. The term of the loan was 51 months with an interest rate of prime plus 3.0% and a final payment fee of $0.7 million.

The first advance, totaling $10.0 million, was drawn in September 2017 and comprised $7.8 million to refinance a prior loan and a new advance of $2.2 million. The debt provides for interest only payments through December 31, 2018 at which time monthly principal payments become due.

In addition, the Company obtained a revolving loan facility for a principal amount of up to $10.0 million for which the principal amount outstanding under the revolving line would accrue interest at a floating per annum rate equal to one percentage point (1.00%) above the prime rate, which interest shall be payable monthly. The Company accounted for this transaction as a debt modification and did not incur any gain or loss relating to the modification. The Company had no amounts outstanding under this revolving loan facility at September 30, 2020 and 2019. The fees related to maintaining the revolving loan facility is $0.1 million, payable in annual installments.

The Company’s credit facilities contain customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on changes in business, management, ownership or business locations, indebtedness, encumbrances, investments, mergers or acquisitions, dispositions, maintenance of collateral accounts, prepayment of other indebtedness, distributions and transactions with affiliates. The credit facilities contain customary events of default subject in certain cases to grace periods and notice requirements, including (a) failure to pay principal, interest and other obligations when due, (b) material misrepresentations, (c) breach of covenants, conditions or agreements in the credit facilities, (d) default under material indebtedness, (e) certain bankruptcy events, (f) a material adverse change; (g) attachment, levy or restraint on business, (h) default with respect to subordinated debt, (i) cross default under the Company’s credit facilities, and (j) government approvals being revoked. As of September 30, 2017, all rights, title and interest to the Company’s personal property with the exception of the Company’s intellectual property, have been pledged as collateral, including cash and cash equivalents, short-term investments, accounts receivable, contractual rights to payment, license agreements, general intangibles, inventory and equipment. The Company was in compliance with all covenants under the loan and security agreement with SVB as of September 30, 2020 and 2019.

Future maturities of the Fourth Loan as of September 30, 2020 are as follows:

(in thousands)	Principal	Interest	Total
Years ending September 30,
2021	$3,333	$167	$3,500
2022	833	9	842

	$4,166	$176	4,342
Less: Interest			(176)

Total amount of loan principal			4,166
Less unamortized debt discount			(85)
Add: accretion of final payment fee			655

			$4,736

The effective interest rate of the Company’s outstanding Fourth Loan was 11.6% at September 30, 2020.

7. Commitments and contingencies

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

Certain leases include options to renew or terminate at the Company’s discretion. The lease terms include periods covered by these options if it is reasonably certain the Company will renew or not terminate. The Company’s lease agreements do not contain any material residual value guarantees or restrictive covenants.

Supplemental balance sheet information related to the Company’s operating lease as of September 30, 2020, was the following:

(in thousands)	September 30, 2020
Assets:
Operating lease right-of-use-asset	$33,699
Current liabilities:
Current portion of operating lease liabilities	$6,409
Noncurrent liabilities:
Operating lease liabilities, net of current portion	$24,837

Future minimum lease payments under all non-cancelable operating leases as of September 30, 2020 are as follows:

(in thousands)	Operating leases
Years ending September 30:
2021	$6,568
2022	7,111
2023	6,753
2024	6,389
2025	6,433
Thereafter	4,907

Total minimum lease payments	$38,161
Less: imputed interest	(6,915)

Total operating lease liabilities	$31,246
Less: current portion	(6,409)

Operating lease liabilities, net of current portion	$24,837

Operating lease expense was $7.9 million for the year ended September 30, 2020. Cash payments for amounts included in the measurement of operating lease liabilities for the year ended September 30, 2020 were $9.0 million. As of September 30, 2020, the weighted-average remaining lease term was 5.5 years and the weighted-average discount rate was 7.0%.

Rent expense was $4.9 million and $2.5 million for the years ended September 30, 2019 and 2018, respectively. Rent expense is measured based upon amortizing minimum lease payments, including rent escalations under the lease term, using the straight-line method over the term of the lease. Prepaid rent was $1.6 million as of September 30, 2019. There was no deferred rent liability as of September 30, 2019.

8. Related party transactions

During the years ended September 30, 2020, 2019, and 2018, the Company purchased raw materials from a related party investor in the amount of $3.4 million, $3.2 million, and $2.3 million, respectively. Payable balances and cash receipts and receivable balances with the related party were immaterial as of September 30, 2020, 2019, and 2018.

9. Income taxes

The Company recorded provisions for income taxes of $0.4 million, $0.3 million, and $0.2 million for the years ended September 30, 2020, 2019, and 2018, respectively.

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	September 30,
(in thousands)	2020	2019
Net operating loss carryforwards	$112,434	$73,341
Research and development credit carryforwards	9,407	6,831
Operating lease liability	7,506	—
Other	5,639	4,553

Gross deferred tax assets	134,986	84,725
Less: Valuation allowance	(127,336)	(84,598)

Net deferred tax assets	7,650	127

Fixed assets	(105)	(1)
Operating lease right-of-use asset	(7,498)	—
Intangible assets	(47)	(126)

Gross deferred tax liabilities	(7,650)	(127)

Total net deferred tax asset	$—	$—

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	Year ended September 30,
	2020	2019	2018
Tax expense computed at the federal statutory rate	21%	21%	24%
Change in valuation allowance	(25)%	(22)%	4%
Research and development credit benefit	1%	1%	1%
Change in federal tax rate	—	—	(28)%
Stock-based compensation	3%	—	—
Other expenses	—	—	(1)%

Total income tax expense	—%	—%	—%

Based on the available objective evidence, management believes it is more likely than not that the deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its deferred tax assets at September 30, 2020 and 2019.

As of September 30, 2020, the Company had net operating loss carryforwards of approximately $448.8 million and $278.4 million available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. The net operating losses will begin to expire in fiscal 2032.

The Company also had federal and state research and development credit carryforwards of approximately $8.0 million and $6.9 million, respectively, at September 30, 2020. The federal credits will expire starting in 2033 if not utilized. The California research and development credits have no expiration date. Utilization of the net operating losses and tax credits is subject to annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitations may result in the expiration of the net operating losses and tax credits before utilization.

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

The aggregate changes in the balance of gross unrecognized tax benefits are as follows:

(in thousands)	Federal and state
Balance as of September 30, 2017	$1,625
Increases related to tax positions taken during 2018	624

Balance as of September 30, 2018	2,249
Increases related to tax positions taken during 2019	1,042

Balance as of September 30, 2019	3,291
Increases related to tax positions taken during 2020	1,409

Balance as of September 30, 2020	$4,700

The Company does not expect a material change in unrecognized tax benefits in the next twelve months. As of September 30, 2020, approximately $0.2 million of unrecognized tax benefit would, if recognized, impact the Company’s effective income tax rate.

It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. The Company’s management determined that no accrual for interest and penalties was required as of September 30, 2020 and 2019.

The Company’s tax years from 2014 through 2019 will remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss or tax credits. The Company currently has no federal or state tax examinations in progress.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017, or the Tax Act, was enacted into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one time transition tax on the mandatory deemed repatriation of foreign earnings. For net operating losses generated in the years beginning after December 31, 2017, utilization is limited to 80% of taxable income with an unlimited carryforward period. The Company recognized the effect of the tax law changes in the period of enactment, which required a remeasurement of its U.S. deferred tax assets and liabilities. The Company has completed its analysis and accounting with respect to the Tax Act. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was signed into law. The CARES Act changes certain provisions of the Tax Act. The Tax Act and CARES Act did not have a material impact on the Company’s financial statements due to its historical losses and valuation allowance.

10. Warrants

In connection with its long-term debt agreements, the Company issued warrants for its redeemable convertible preferred stock and common stock as follows for the years ended September 30, 2020 and 2019:

	Number of shares underlying warrants	Issuance date	Expiration date	Exercise price per share
Warrant class/series:
Common stock warrants	18,854	December 22, 2015	December 22, 2025	$14.85
Common stock warrants	7,531	March 28, 2016	March 28, 2026	$21.24

Total common stock warrants	26,385

In October 2018, each warrant to purchase redeemable convertible preferred stock was converted to a warrant to purchase common stock immediately prior to the completion of the IPO. In November 2018, a total of 68,901 warrants were net exercised; 36,838 warrants with an exercise price of $3.26 per common share and 32,063 warrants with an exercise price of $6.24 per common share. The transactions were a cashless exercise for a net 57,122 common shares issued by the Company. In July 2019, a total of 32,064 warrants with an exercise price of $6.24 per common share were net exercised for a net 25,422 common shares issued by the Company. In September 2019, a total of 16,221 warrants with an exercise price of $7.84 per common share were net exercised for a net 12,019 common shares issued by the Company. The remaining 26,385 warrants were exercised after September 30, 2020. The transactions were cashless exercises with a total of 18,854 warrants issued for a net of 16,051 issued by the Company in October 2020 and a total of 7,531 warrants issued for a net of 6,041 shares issued by the Company in November 2020.

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

As of September 30, 2020, the Company reserved sufficient shares of common stock for issuance upon conversion of preferred stock and exercise of stock options and warrants. Each share of common stock is entitled to one vote. The holders of shares of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to prior rights of the holders of preferred stock.

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

On September 1, 2020, the board of directors approved the implementation of a revised annual equity award program for executive officers and senior level employees to be granted as performance-based stock units (PSUs) under the 2018 Plan. The number of PSUs ultimately earned under these awards is calculated based on the achievement of certain total revenue threshold during the fiscal year ending September 30, 2022. The percentage of performance stock units that vest will depend on the board of directors’ determination of total revenue at the end of the performance period and can range from 0% to 150% of the number of units granted. The provisions of the PSU are considered a performance condition, and the effects of that performance condition are not reflected in the grant date fair value of the awards. The Company used the Black-Scholes method to calculate the fair value at the grant date without regard to the vesting condition and will recognize compensation cost for the units that are expected to vest. The Company determined 225,396 shares are expected to vest under this equity award program. The weighted-average grant date fair value was determined to be $43.06 per share. As of September 30, 2020, the unrecognized compensation costs related to these awards were $9.3 million. The Company expects to recognize those costs over a weighted average period of 2.0 years.

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

2018 Employee Stock Purchase Plan

On September 26, 2018, the board of directors adopted the 2018 Employee Stock Purchase Plan (the 2018 ESPP). A total of 275,225 shares of the Company’s common stock have been reserved for issuance under the 2018 ESPP. The number of shares reserved for issuance under the 2018 ESPP will be increased automatically on the first day of each fiscal year, following the fiscal year in which the 2018 ESPP becomes effective, by a number equal to the least of 249,470 shares, 1% of the shares of common stock outstanding at that time, or such number of shares determined by the Company’s board of directors. The number of shares reserved for issuance as at September 30, 2020 is as follows:

(In thousands)	Shares available
Outstanding at September 30, 2019	56

Additional shares authorized	249
Shares issued during the period	(126)

Outstanding at September 30, 2020	179

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

Unless otherwise determined by the board of directors, the Company’s common stock will be purchased for the accounts of employees participating in the 2018 ESPP at a price per share that is the lesser of 85% of the fair market value of the Company’s common stock on the first trading day of the offering period, which for the initial offering period is the price at which shares of the Company’s common stock were first sold to the public, or 85% of the fair market value of the Company’s common stock on the last trading day of the offering period. During the years ended September 30, 2020 and 2019, activity under the 2018 ESPP was immaterial.

Activity under the equity incentive plans during the year ended September 30, 2020 is as follows:

(In thousands, except per share data)	Shares available	Options outstanding	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at September 30, 2019	1,521	3,550	$15.99	8.3	$31,998
Additional shares authorized	1,000	—	—
Stock options granted	(1,481)	1,481	35.49
Stock options exercised	—	(915)	11.50
Stock options forfeited	203	(203)	23.39
Restricted stock units granted	(312)	—	—
Early exercised options repurchased	2	—	—
Forfeiture of restricted stock units	30	—	—
Shares withheld for payment of taxes	71	—	—

Outstanding at September 30, 2020	1,034	3,913	$24.35	8.1	$204,365

Vested or expected to vest at September 30, 2020		3,913	$24.35	8.1	$204,365
Vested and exercisable at September 30, 2020		1,312	$14.26	7.0	$80,995

As of September 30, 2020, there was $42.4 million of total unrecognized compensation cost related to non-vested stock options under the equity incentive plans that are expected to be recognized over a weighted average period of 2.5 years.

Restricted Stock Units

Restricted stock primarily consists of restricted stock unit awards (RSUs) which have been granted to employees. The value of an RSU award is based on the Company’s stock price on the date of grant. The shares underlying the RSU awards are not issued until the RSUs vest. Upon vesting, each RSU converts into one share of the Company’s common stock.

Activity with respect to the Company’s restricted stock units during the year ended September 30, 2020 is as follows:

(in thousands, except per share data)	Number of Shares	Weighted average grant date fair value per share	Weighted average remaining contractual term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2019	462	$26.16	3.9	$8,959

Restricted stock units granted	312	38.66	—	—
Restricted stock units vested	(175)	26.36	—	—
Restricted stock units forfeited	(30)	26.12	—	—

Outstanding at September 30, 2020	569	$32.96	3.2	$43,260

Expected to vest at September 30, 2020	569	$32.96	3.2	$43,260

As of September 30, 2020, there was $17.6 million of total unrecognized compensation cost related to these issuances that is expected to be recognized over a weighted average period of 2.8 years.

Stock-based compensation

Total stock-based compensation expense recognized were as follows:

	Year ended September 30,
(in thousands)	2020	2019	2018
Cost of revenues	$1,290	$1,345	$376
Research and development	3,346	2,378	705
Selling, general and administrative	12,460	7,447	1,880

Total stock-based compensation	$17,096	$11,170	$2,961

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

The fair value of options granted during the years ended September 30, 2020, 2019 and 2018, respectively, were calculated using the weighted average assumptions set forth below:

	Year ended September 30,
	2020	2019	2018
Expected term (years)	6.2	6.4	6.3
Expected volatility	62.1%	60.2%	66.3%
Risk-free interest rate	1.3%	2.7%	2.7%
Dividend yield	0%	0%	0%

Weighted average grant date fair value of options granted during the years ended September 30, 2020, 2019 and 2018 were $20.76, $15.06 and $7.08, respectively.

Shares subject to repurchase

The Company has a right of repurchase with respect to unvested shares issued upon early exercise of options at an amount equal to the original exercise price of each unvested share being repurchased. The Company’s right to repurchase these shares lapses pursuant to the vesting schedule of the original grant, which is generally 25% on the first anniversary of the original grant and ratably on a monthly basis over the remaining 36 months. As of September 30, 2020, 16,815 shares remain subject to the Company’s right of repurchase.

14. Net loss per share attributable to common stockholders

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders:

	Year ended September 30,
(in thousands, except per share data)	2020	2019	2018
Numerator:
Net loss attributable to common stockholders	$(139,931)	$(107,669)	$(71,236)

Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	39,190	27,462	2,793

Net loss per share attributable to common stockholders, basic and diluted	$(3.57)	$(3.92)	$(25.51)

The potentially dilutive common shares that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive for the periods presented are as follows:

	Year ended September 30,
(in thousands)	2020	2019	2018
Shares subject to options to purchase common stock	3,948	3,551	2,521
Unvested restricted shares of common stock	—	24	97
Unvested restricted stock units	569	462	—
Unvested shares of common stock issued upon early exercise of stock options	17	38	74
Shares subject to employee stock purchase plan	33	76	—
Shares subject to warrants to purchase common stock	26	26	64
Shares subject to warrants to purchase redeemable convertible preferred stock	—	—	79
Shares of redeemable convertible preferred stock	—	—	18,951

Total	4,593	4,177	21,786

15. Geographic, product and industry information

The table below sets forth revenues by geographic region, based on ship-to destinations. Americas consists of Canada, Mexico and South America; EMEA consists of Europe, the Middle East, and Africa; and APAC consists of Japan, China, South Korea, Singapore, Malaysia and Australia.

	Year ended September 30,
(in thousands)	2020	2019	2018
United States	$58,080	$35,936	$17,662
EMEA	25,821	14,692	6,557
APAC	5,115	2,761	1,001
Americas	1,084	996	207

Total	$90,100	$54,385	$25,427

The table below sets forth revenues by products.

	Year ended September 30,
(in thousands)	2020	2019	2018
Synthetic genes	$35,192	$26,712	$17,986
Oligo pools	4,545	4,594	3,002
DNA and Biopharma libraries	6,348	2,036	1,771
NGS tools	44,015	21,043	2,668

Total	$90,100	$54,385	$25,427

The table below sets forth revenues by industry.

	Year ended September 30,
(in thousands)	2020	2019	2018
Industrial chemicals	$29,054	$21,927	$14,912
Academic research	19,642	13,835	5,813
Healthcare	40,036	17,424	4,212
Food/agriculture	1,368	1,199	490

Total revenues	$90,100	$54,385	$25,427

Long-lived assets located in the United States are $22.5 million and $19.8 million as of September 30, 2020 and 2019. Long-lived assets located outside of the United States were $3.0 million and $1.0 million as of September 30, 2020 and 2019.

*            *              *            *            *

Item 9.	Changes in and disagreements with accountants on accounting and financial disclosure

None.

Item 9A.	Controls and procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls as of September 30, 2020.

The Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of such date due to the material weaknesses in our internal control over financial reporting described below.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management assessed the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as of September 30, 2020. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We have identified the following control deficiencies that constituted material weaknesses in our internal control over financial reporting as of September 30, 2020:

•

We did not appropriately design and maintain effective segregation of duties controls to timely detect and independently review instances where individuals with access to post a journal entry may also have edited or created the journal entry;

•

We did not appropriately design and maintain effective controls relating to the accuracy and occurrence of our accounting for revenues, specifically to ensure the accuracy of edits to customer order entry data, including price and quantity, and appropriate segregation of duties during the order entry and revenue processes; and

•

We did not design and maintain effective controls over certain information technology general controls (ITGCs) for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain user access controls to ensure appropriate segregation of duties and that adequately restrict user access to certain financial applications and data to appropriate Company personnel. These IT deficiencies, when aggregated, could impact maintaining effective segregation of duties that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Accordingly, management has determined these deficiencies in the aggregate constitute a material weakness.

These control deficiencies did not result in a misstatement to the consolidated financial statements; however, they could result in misstatements of account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not have been prevented or detected. Accordingly, management has determined that these control deficiencies constitute material weaknesses.

Because of these material weaknesses, our management has concluded that our internal control over financial reporting is not effective as of September 30, 2020, based on the criteria in Internal Control Integrated Framework (2013) issued by the COSO.

The effectiveness of our internal control over financial reporting as of September 30, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation Efforts

We have identified the following remediation efforts for the material weaknesses described above.

Revenue

We are designing and implementing processes and controls to ensure that any edits to customer order entry data, including price and quantity, are appropriately reviewed. We are also redesigning our segregation of duties framework within the revenue cycle to ensure appropriate segregation of duties throughout the order entry and revenue processes.

Journal Entries

We are designing and implementing a process and control whereby an individual without access to create and post journal entries independently reviews journal entries that are created and posted by the same individual or edited and posted by the same individual.

ITGCs

We are designing and implementing improved processes and controls for requesting, authorizing, and reviewing user access to key information systems which impact our financial reporting, including identifying access to roles where manual business process controls may be required. This implementation will include the addition of new preventative control activities associated with user access provisioning within our key applications which impact our financial reporting, as well as certain detective controls which review user access and activity logs.

Additional changes and improvement may be identified and adopted as we continue to evaluate and implement our remediation plans. These material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that the enhanced control is operating effectively.

Inherent Limitations on Effectiveness of Controls

Our management, including the CEO and CFO, recognizes that our disclosure controls or our internal control over financial reporting cannot prevent or detect all possible instances of errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Item 9B.	Other information

None.

PART III

Item 10.	Directors, executive officers and corporate governance

Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2021 Annual Meeting of Stockholders.

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

Item 11.	Executive compensation

Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2021 Annual Meeting of Stockholders.

Item 12.	Security ownership of certain beneficial owners and management and related stockholder matters

Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2021 Annual Meeting of Stockholders.

Item 13.	Certain relationships and related transactions, and director independence

Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2021 Annual Meeting of Stockholders.

Item 14.	Principal accountant fees and services

Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2021 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, financial statement schedules

Documents filed as part of this report are as follows:

(a) Consolidated Financial Statements

Our Consolidated Financial Statements are included in the “Index to Consolidated Financial Statements” under Part II, Item 8 and filed as part of this Annual Report on Form 10-K.

(b) Consolidated Financial Statement Schedules

All financial statement schedules are omitted because the information called for is not required or is shown either in the consolidated financial statements or in the notes thereto.

(c) Exhibits

Set forth below is a list of exhibits that are being filed or incorporated by reference into this Annual Report on Form 10-K2:

Exhibit Number	Description	Filed / Furnished / Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	11/7/2018

3.2	Amended and Restated Bylaws	8-K	3.2	11/7/2018

4.1	Form of common stock certificate.	S-1/A	4.1	10/17/2018

4.2	Reserved

4.3	Amended and Restated Registration Rights Agreement by and among Twist Bioscience Corporation and certain holders of its capital stock dated March 19, 2018	S-1/A	4.3	10/17/2018

4.4	Warrant to Purchase Stock by and between Twist Bioscience Corporation and Silicon Valley Bank, dated March 28. 2016.	S-1	4.7	10/3/2018

4.5	Description of Common Stock	Filed herewith

10.1+	2013 Stock Plan and forms of agreement thereunder.	S-1	10.1	10/3/2018

10.2+	2018 Equity Incentive Plan and forms of agreement thereunder.	S-1/A	10.2	10/17/2018

10.3+	2018 Employee Stock Purchase Plan.	S-1/A	10.3	10/17/2018

10.4+	Executive Incentive Bonus Plan.	S-1	10.4	10/3/2018

10.5+	Amended and Restated Employment Agreement by and between Twist Bioscience Corporation and Emily M. Leproust.	S-1/A	10.5	10/26/2018

[2]	NTD: Under review, particularly with respect to leases herein.

Exhibit Number	Description	Filed / Furnished / Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

10.6+	Amended and Restated Employment Agreement by and between Twist Bioscience Corporation and James Thorburn.	S-1/A	10.6	10/26/2018

10.7+	Amended and Restated Employment Agreement by and between Twist Bioscience Corporation and Mark Daniels.	S-1/A	10.7	10/26/2018

10.8+	Form of Indemnification Agreement between Twist Bioscience Corporation and each of its Officers and Directors.	S-1/A	10.8	10/17/2018

10.9	Fourth Amended and Restated Loan and Security Agreement by and between Twist Bioscience Corporation, Silicon Valley Bank and certain other co-borrowers, dated September 6. 2017.	S-1	10.9	10/3/2018

10.10	Lease Agreement by and between Twist Bioscience Corporation and ARE-San Francisco No. 19, LLC, dated July 26, 2013.	S-1	10.10	10/3/2018

10.10.1	First Amendment to Lease by and between Twist Bioscience Corporation and ARE-San Francisco No. 19, LLC, dated August 7, 2013.	S-1	10.10.1	10/3/2018

10.10.2	Second Amendment to Lease by and between Twist Bioscience Corporation and ARE-San Francisco No. 19, LLC. dated May 19, 2015.	S-1	10.10.2	10/3/2018

10.10.3	Third Amendment to Lease by and between Twist Bioscience Corporation and ARE-San Francisco No. 19, LLC, dated September 23, 2015.	S-1	10.10.3	10/3/2018

10.10.4	Fourth Amendment to Lease by and between Twist Bioscience Corporation and ARE-San Francisco No. 19, LLC, dated January 6, 2016.	S-1	10.10.4	10/3/2018

10.10.5	Fifth Amendment to Lease by and between Twist Bioscience Corporation and ARE-San Francisco No. 19, LLC, dated April 12, 2016.	S-1	10.10.5	10/3/2018

10.10.6	Sixth Amendment to Lease by and between Twist Bioscience Corporation and ARE-San Francisco NO. 19, LLC, dated February 8, 2019.	10-Q	10.1	5/1/2019

10.11	Lease Agreement by and between Twist Bioscience Corporation and ARE-San Francisco No. 32. LLC dated March 21, 2018.	S-1	10.11	10/3/2018

10.11.1	First Amendment to Lease by and between Twist Bioscience Corporation and ARE-San Francisco No. 19, LLC, dated August 7, 2013.	10-Q	10.2	5/1/2019

10.12	Sublease Agreement by and between Twist Bioscience Corporation and Blade Therapeutics, Inc., dated May 25, 2016.	S-1	10.12	10/3/2018

Exhibit Number	Description	Filed / Furnished / Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

10.13†	Supply Agreement by and between Twist Bioscience Corporation and Ginkgo Bioworks, Inc., dated March 2, 2018.	S-1	10.13	10/3/2018

10.14†	End User Supply Agreement by and between Twist Bioscience Corporation and FUJIFILM Dimatix, Inc., dated November 5, 2015.	S-1	10.14	10/3/2018

10.15	Settlement Agreement among Agilent Technologies, Inc., Twist Bioscience Corp., Emily Leproust, Siyuan Chen and Solange Glaize, dated February 6, 2020.	10-Q	10.1	2/10/2020

21.1	List of subsidiaries of the Registrant.	Filed herewith

23.1	Consent of PricewaterhouseCoopers, Independent Registered Public Accounting Firm.	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by President and Chief Executive Officer.	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by Chief Financial Officer.	Filed herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by President and Chief Executive Officer.	Furnished herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover page from the Company’s Annual Report on Form 10-K for the year ended September 30, 2020, formatted in Inline XBRL

+	Indicates a management contract or compensatory plan.

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment that was separately filed with the SEC.

Item 16.	Form of 10-K summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 25, 2020	Twist Bioscience Corporation

	By:	/s/ Emily M. Leproust
Emily M. Leproust
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Emily M. Leproust Emily M. Leproust	President, Chief Executive Officer and Chair of the Board of Directors (principal executive officer)	November 25, 2020

/s/ James M. Thorburn James M. Thorburn	Chief Financial Officer (principal financial and accounting officer)	November 25, 2020

/s/ William Banyai William Banyai	Director	November 25, 2020

/s/ Nicolas Barthelemy Nicolas Barthelemy	Director	November 25, 2020

/s/ Nelson C. Chan Nelson C. Chan	Director	November 25, 2020

/s/ Robert Chess Robert Chess	Director	November 25, 2020

/s/ Keith Crandell Keith Crandell	Director	November 25, 2020

/s/ Jan Johannessen Jan Johannessen	Director	November 25, 2020

/s/ Xiaoying Mai Xiaoying Mai	Director	November 25, 2020

/s/ Robert Ragusa Robert Ragusa	Director	November 25, 2020