Form 10-Q
period 2020-12-31
Twist Bioscience Corp
filed 2021-02-09
CIK 1581280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
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
The number of shares of the Registrant’s common stock outstanding as of February
4
, 2021, was 48,646,513.

TWIST BIOSCIENCE CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2020

i

Forward-looking statements
This Quarterly Report on Form 10-Q for the Quarter ended December 31, 2020, or Form 10-Q, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.
 These statements relate to, among other matters, plans for product development and licensing to third parties, plans and timeframe for commercial development of DNA data storage capabilities, expectations regarding market penetration, anticipated customer conversion to our products, plans to expand in international markets, identification and development of potential antibody candidates for treatment of COVID-19. Forward-looking statements are also identified by the words “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” and variations of such words and similar expressions
. You should not rely upon forward-looking statements as predictions of future events.

 Such statement are based on management’s expectations as of the date of this filing and involve risks and uncertainties that could cause actual results, events or circumstances to differ materially from those expresed or implied in our forward-looking statements. Such risks and uncertainties include:

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

•
the effects of natural or man-made catastrophic events including those resulting from the novel strain of coronavirus that causes coronavirus disease 2019, or COVID-19, that was first identified in Wuhan, China;

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

PART I. Financial information

Item 1.	Financial statements
Twist Bioscience Corporation
Condensed Consolidated Balance Sheets (unaudited)

(In thousands)	December 31, 2020	September 30, 2020
Assets
Current assets:
Cash and cash equivalents	$348,789	$93,667
Short-term investments	238,496	196,335
Accounts receivable, net	25,492	26,376
Inventories	13,409	12,289
Prepaid expenses and other current assets	8,242	6,203

Total current assets	$634,428	$334,870
Property and equipment, net	27,153	25,466
Operating lease right-of-use assets	32,330	33,699
Goodwill	1,138	1,138
Intangible assets, net	256	307
Restricted cash, non-current	1,530	579
Other non-current assets	2,735	2,823

Total assets	$699,570	$398,882

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,932	$4,830
Accrued expenses	3,510	3,901
Accrued compensation	11,577	14,945
Current portion of operating lease liability	6,444	6,409
Current portion of long-term debt	3,333	3,333
Other current liabilities	3,306	2,611

Total current liabilities	$37,102	$36,029
Operating lease liability, net of current portion	23,681	24,837
Long-term debt, net of current portion	625	1,403
Other non-current liabilities	210	351

Total liabilities	61,618	$62,620

Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.00001 par value—100,000 and 100,000 shares authorized at December 31, 2020 and September 30, 2020, respectively; 48,616 and 45,083 shares issued and outstanding at December 31, 2020 and September 30, 2020, respectively	$—	$—
Additional paid-in capital	1,129,165	794,630
Accumulated other comprehensive income	142	87
Accumulated deficit	(491,355)	(458,455)

Total stockholders’ equity	$637,952	$336,262

Total liabilities and stockholders’ equity	$699,570	$398,882

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three months ended December 31,
(In thousands, except per share data)	2020	2019
Revenues	$28,161	$17,164
Operating expenses:
Cost of revenues	$18,162	$13,792
Research and development	14,000	10,297
Selling, general and administrative	28,792	26,405
Litigation settlement	—	22,500

Total operating expenses	$60,954	$72,994

Loss from operations	$(32,793)	$(55,830)

Interest income	134	564
Interest expense	(118)	(248)
Other income (expense), net	(77)	(87)

Loss before income taxes	$(32,854)	$(55,601)
Provision for income taxes	(46)	(37)

Net loss attributable to common stockholders	$(32,900)	$(55,638)

Other comprehensive loss:
Change in unrealized income/( loss ) on investments	(8)	16
Foreign currency translation adjustment	63	(7)

Comprehensive loss	(32,845)	(55,629)

Net loss per share attributable to common stockholders—basic and diluted	$(0.72)	$(1.69)

Weighted average shares used in computing net loss per share attributable to common stockholders—basic and diluted	46,000	32,976

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
(In thousands)	Shares	Amount
Balances as of September 30, 2020	45,083	$—	$794,630	$87	$(458,455)	$336,262

Issuance of common stock in public offering, net of underwriting discounts and commissions and offering expenses of $21,149	3,136	—	323,851	—	—	323,851
Vesting of restricted stock units	54	—	—	—	—	—
Exercise of stock options	345	—	6,072	—	—	6,072
Net exercise of stock warrants	22	—	—	—	—	—
Repurchases of common stock for income tax withholding	(24)	—	(2,410)	—	—	(2,410)
Stock-based compensation	—	—	7,022	—	—	7,022
Other comprehensive income	—	—	—	55	—	55
Net loss	—	—	—	—	(32,900)	(32,900)

Balances as of December 31, 2020	48,616	$—	$1,129,165	$142	$(491,355)	$637,952

	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
(In thousands)	Shares	Amount
Balances as of September 30, 2019	32,873	$—	$470,425	$181	$(318,524)	$152,082

Issuance of common stock in public offering, net of underwriting discounts and commissions and offering expenses of $276	97	—	2,024	—	—	2,024
Vesting of restricted stock units	85	—	—	—	—	—
Exercise of stock options	242	—	1,715	—	—	1,715
Repurchases of early exercised stock options	(1)	—	—	—	—	—
Repurchases of common stock for income tax withholding	(35)	—	(808)	—	—	(808)
Stock-based compensation	—	—	3,697	—	—	3,697
Other comprehensive income	—	—	—	9	—	9
Net loss	—	—	—	—	(55,638)	(55,638)

Balances as of December 31, 2019	33,261	$—	$477,053	$190	$(374,162)	$103,081

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended December 31,
(in thousands)	2020	2019
Cash flows from operating activities
Net loss	$(32,900)	$(55,638)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,111	1,505
Loss on disposal of property and equipment	2	—
Non-cash lease expense	248	236
Stock-based compensation	7,022	3,697
Discount accretion on investment securities	122	(150)
Non-cash interest expense	25	46
Amortization of debt discount	30	56
Changes in assets and liabilities:
Accounts receivable, net	884	(950)
Inventories	(1,122)	(86)
Prepaid expenses and other current assets	(2,043)	(2,917)
Other non-current assets	59	62
Accounts payable	3,459	(556)
Accrued expenses	(149)	(1,279)
Accrued compensation	(3,357)	(1,629)
Accrued litigation settlement	—	22,500
Other liabilities	677	189

Net cash used in operating activities	(24,932)	(34,914)

Cash flows from investing activities
Purchases of property and equipment	(3,629)	(2,058)
Purchases of investments	(74,292)	(6,537)
Proceeds from maturity of investments	32,000	21,000

Net cash (used in) / provided by investing activities	(45,921)	12,405

Cash flows from financing activities
Proceeds from exercise of stock options	6,084	1,674
Proceeds from public offering, net of underwriting discounts and commissions and offering expenses	324,080	2,024
Repayments of long-term debt	(833)	(833)
Repurchases of common stock for income tax withholding	(2,410)	(808)

Net cash provided by financing activities	326,921	2,057

Effect of exchange rates on cash, cash equivalents and restricted cash	5	9
Net increase (decrease) in cash, cash equivalents, and restricted cash	256,073	(20,443)
Cash, cash equivalents, and restricted cash at beginning of period	94,246	47,398

Cash, cash equivalents, and restricted cash at end of period	350,319	26,955

Supplemental disclosure of cash flow information
Interest paid	61	146
Income taxes paid, net of refunds	81	44
Non-cash investing and financing activities
Property and equipment additions included in accounts payable and accrued expenses	1,515	66
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	—	2,833
Deferred offering costs included in accounts payable and accrued expenses	229	—
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
The Company has generated net losses in all periods since its inception. As of December 31, 2020, the Company had an accumulated deficit of $491.4 million and has not generated positive cash flows from operations since inception. Losses are expected to continue as the Company continues to invest in product development, manufacturing, and sales and marketing.
The Company has raised multiple rounds of debt and equity financing since its inception. In October 2018, the Company completed an initial public offering (IPO) of its common stock which raised proceeds of $69.6 million, after deducting underwriting discounts and commissions and offering expenses. In May 2019, the Company completed an underwritten public offering of its common stock with proceeds of $84.3 million, after deducting underwriting discounts and commissions and offering expenses. In December 2019 and January 2020, the Company entered into a sales agreement with Cowen and Company, LLC for an at-the-market offering (ATM) to sell its common stock with net proceeds of $48.0 million, after deducting underwriting discounts and commissions and offering expenses. In February 2020, the Company completed an underwritten public offering of its common stock with net proceeds of $140.2 million, after deducting underwriting discounts and commissions and offering expenses. In June 2020, the Company completed an underwriting public offering of its common stock with net proceeds of $107.4 million, after deducting underwriting discounts and commissions and offering expenses. In December 2020, the Company completed an underwriting public offering of its common stock with net proceeds of $323.9 million, after deducting underwriting discounts and commissions and offering expenses. Management believes that these proceeds combined with existing cash balances on hand will be sufficient to fund operations for at least one year from the issuance of these consolidated financial statements. However, the Company may need to obtain additional financing to fund operations beyond this period, and there can be no assurance that it will be successful in raising additional financing on terms which are acceptable to the Company.
If the Company requires but is unable to obtain additional funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or ability to achieve its intended expansion objectives or
the Company may be unable to continue operations.
In March 2020, the World Health Organization declared the COVID-19 outbreak to be a pandemic. During the three months ended December 31, 2020, financial results of the Company were not significantly affected by the COVID-19 outbreak. The Company has considered all information available as of the date of issuance of these financial statements and the Company is not aware of any specific events or circumstances that would require an update to its estimates or judgments, or a revision to the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information becomes available. The extent to which the COVID-19 outbreak affects the Company’s future financial results and operations will depend on future developments which continue to evolve
and
are difficult to predict,

including new information concerning
mutations in
the
SARS-CoV-2 virus, which may make it more contagious,
and current or future domestic and international actions to contain it and treat it.
2. Summary of significant accounting policies
Basis of presentation and use of estimates
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2020 (the Annual Report on Form 10-K) filed with the Securities and Exchange Commission on November 27, 2020. The condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements. The condensed consolidated balance sheet at September 30, 2020 is derived from audited consolidated financial statements but does not include all disclosures required by GAAP. The operating results for the three months ended December 31, 2020 are not necessarily indicative of the results expected for the full year ending September 30, 2021 or any interim period.
The presentation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company’s unaudited condensed consolidated financial statements include its wholly owned subsidiaries. All intercompany balances and accounts are eliminated in consolidation.

The following table provides a reconciliation of the Company’s cash and cash equivalents and non-current portion of restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash shown in the Company’s condensed consolidated statements of cash flows:

(in thousands)	December 31, 2020	September 30, 2020
Cash and cash equivalents	$348,789	$93,667
Restricted cash, non-current	1,530	579

Total cash, cash equivalents and restricted cash	$350,319	$94,246

Significant accounting policies
There have been no material changes in the accounting policies from those disclosed in the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K.
Recent accounting pronouncements
Recent adopted accounting pronouncements – Leases
In February 2016, the Financial Accounting Standards Board (FASB) issued new lease accounting guidance in Accounting Standard Update (ASU) 2016-02, Leases, and in July 2018 issued ASU 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Leases (Topic 842): Targeted Improvements (the foregoing ASUs collectively referred to as “Topic 842”). Under the new guidance, lessees are required to recognize for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use or control the use of, a specified asset for the lease term.
On October 1, 2019, the Company adopted Topic 842 using the modified retrospective approach. The adoption had a material effect on the condensed consolidated balance sheets but did not have a material effect on the condensed consolidated statements of operations and comprehensive loss. Prior period amounts were not adjusted and continue to be reported in accordance with the previous accounting under ASC 840, Leases. The Company elected the package of practical expedients permitted under the transition guidance which, among other things, allows carrying forward the historical classification of existing leases as of October 1, 2019.
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
Under Topic 842, the Company determines if an arrangement is a lease at inception primarily based on the determination of the party responsible for directing the use of an underlying asset within a contract. Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of committed lease payments over the lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date which includes significant assumptions made including the Company’s estimated credit rating, annual percentage yields from corporate debt financings of companies of similar size and credit rating over a loan term approximating the remaining term of each lease, and government bond yields for terms approximating the remaining term of each lease in countries where the leased assets are located. Certain leases include payments of operating expenses that are dependent and may be revised based on the landlord’s estimate, and these variable payments are therefore excluded from the lease payments used to determine the operating lease right-of-use asset and lease liability. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise any such options. Lease expense is recognized on a straight-line basis over the expected lease term.
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

In August 2018, the FASB issued ASU 2018-13,
Fair Value Measurement (Subtopic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement
, which modifies the disclosure requirements on fair value measurements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company adopted this standard effective October 1, 2020. The adoption of ASU 2018-13 did not have an impact on the Company’s consolidated financial statements for either period presented.
In November 2018, the FASB is
s
ued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606, which, among other things, provides guidance on how to assess whether certain collaborative arrangement transactions should be accounted for under Topic 606. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company adopted this standard effective October 1, 2020. The adoption of ASU 2017-09 did not have an impact on the Company’s consolidated financial statements for either period presented.
Recently issued accounting pronouncement not yet adopted
In June 2016, the FASB issued ASU 2016-13,
Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
. The new standard requires entities to use the new “expected credit loss” impairment model for most financial assets measured at amortized cost, including trade and other receivables and held-to-maturity debt securities, and modifies the impairment model for available-for-sale debt securities. The standard is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early application is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.
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
In December 2019, the FASB issued ASU 2019-12,
Simplifying the Accounting for Income Taxes
. The ASU simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740,
Income Taxes
, related to the approach for allocating income tax expense or benefit for the year to continuing operations, discontinued operations, other comprehensive income, and other charges or credits recorded directly to shareholders’ equity; the methodology for calculating income taxes in an interim period; and the recognition of deferred tax liabilities for outside basis differences.
The ASU is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact of adoption on its disclosures.
3. Fair value measurement
The Company assesses the fair value of financial instruments based on the provisions of ASC 820,
Fair Value Measurements
. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
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
The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and September 30, 2020 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value.

	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Fair value
Assets
Cash	$40,108	$—	$—	$40,108
Money market funds	308,681	—	—	308,681
Commercial paper	—	132,867	—	132,867
U.S. government treasury bills	105,629	—	—	105,629

Totals	$454,418	$132,867	$—	$587,285

	September 30, 2020
(in thousands)	Level 1	Level 2	Level 3	Fair value
Assets
Cash	$20,254	$—	$—	$20,254
Money market funds	73,413	—	—	73,413
Commercial paper	—	94,840	—	94,840
U.S. government treasury bills	101,495	—	—	101,495

Totals	$195,162	$94,840	$—	$290,002

As of December 31, 2020, and September 30, 2020, gross unrealized gains and unrealized losses for cash equivalents and short-term investments were not material, and the contractual maturities of all marketable securities were less than one year.
4. Balance sheet components
The Company’s accounts receivable, net balance consists of the following:

(in thousands)	December 31, 2020	September 30, 2020
Trade Receivables	$23,639	$25,790
Other Receivables	2,260	951
Allowance for Doubtful Accounts	(407)	(365)

Accounts Receivable, net	$25,492	$26,376

Inventory consist of the following:

(in thousands)	December 31, 2020	September 30, 2020
Raw Materials	$9,940	$9,237
Work-in-process	1,701	2,021
Finished Goods	1,768	1,031

	$13,409	$12,289

5. Goodwill and intangible assets
There were no changes to the carrying value of goodwill as of December 31, 2020 and September 30, 2020. Total amortization expense related to intangible assets was less than $0.1 million for the three months ended December 31, 2020 and 2019.

The intangible assets balances are presented below:

	December 31, 2020
(in thousands, except for years)	Useful lives in years	Gross carrying amount	Accumulated amortization	Net book value
Developed Technology	6	$1,220	$(964)	$256
Tradenames & Trademarks	2	20	(20)	—

Total indefinite-lived intangible assets		$1,240	$(984)	$256

	September 30, 2020
(in thousands, except for years)	Useful lives in years	Gross carrying amount	Accumulated amortization	Net book value
Developed Technology	6	$1,220	$(913)	$307
Tradenames & Trademarks	2	20	(20)	—

Total indefinite-lived intangible assets		$1,240	$(933)	$307

6.	Commitments and contingencies
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
Supplemental balance sheet information related to the Company’s operating lease as of December 31, 2020, was the following:

(in thousands)	December 31, 2020
Assets:
Operating lease right-of-use-asset	$32,330
Current liabilities:
Current portion of operating lease liabilities	$6,444
Noncurrent liabilities:
Operating lease liabilities, net of current portion	$23,681

Future minimum lease payments under all non-cancelable operating leases that have commenced
as of December 31, 2020 are as follows:

(in thousands)	Operating leases
Years ending September 30:
Remainder of 2021	$4,850
2022	7,140
2023	6,761
2024	6,392
2025	6,433
Thereafter	4,906

Total minimum lease payments	$36,482
Less: imputed interest	(6,357)

Total operating lease liabilities	$30,125
Less: current portion	(6,444)

Operating lease liabilities, net of current portion	$23,681

Operating lease expense was $1.9 million and $2.0 million for the three months ended December 31, 2020 and 2019 respectively. Cash payments for amounts included in the measurement of operating lease liabilities were $1.7 million and $1.9 million for the three months ended December 31, 2020 and 2019 respectively. As of December 31, 2020, the weighted-average remaining lease term was 5.28 years and the weighted-average discount rate was 6.99%.
In December 2020, the Company entered into a 12-year operating lease for a 110,995
-
square
-
foot facility in Wilsonville, Oregon to further expand the Company operations. Upon execution of the lease agreement, the Company provided the landlord an approximately $1.0 million security deposit in the form of a letter of credit. Subject to certain conditions pursuant to the lease, the Company expects monthly rent payments on the new facility to commence in the first quarter of 2022. The Company will pay an initial annual base rent of approximately $1.7 million, which is subject to scheduled 3% annual increases, plus certain operating expenses. The Company has been provided a tenant improvement allowance of $13.3 million. The Company has the right to sublease the facility, subject to landlord consent. The Company also has the option to extend the lease for two terms of five years. The lease has not commenced as of December 31, 2020
. The lease commencement is contingent upon assuming control over the facility which is not expected to occur until the landlord completes their portion of the buildout which has not yet commenced as of December 31, 2020.
The future minimum lease payments under the agreement are $27.9 million.

7.	Related party transactions
During the three months ended December 31, 2020 and 2020, the Company purchased raw materials from a related party investor in the amount of $1.1 million and $0.7 million, respectively. Payable balances and cash receipts and receivable balances with the related party were immaterial as of December 31, 2020 and September 30, 2020.

8.	Income taxes
In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that quarter. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate primarily as a result of state taxes, foreign taxes, and changes in the Company’s valuation allowance against its deferred tax assets. For each of the three months ended December 31, 2020 and 2019, the Company recorded an immaterial provision for income taxes.

9.	Warrants
In connection with its long-term debt agreements, the Company issued
18,854 and 7,531
warrants for its common stock

on December 22, 2015 and March 28, 2016, respectively
. As of December 31, 2019, there were 26,385 warrants outstanding. In October 2020, a total of 18,854 warrants with an exercise price of $14.85 per common share were net exercised for a net 16,051 common shares issued by the Company. In November 2020, a total of 7,531 warrants with an exercise price of $21.24 per common share were net exercised for a net 6,041 common shares issued by the Company. There are no outstanding warrants for the Company’s common stock as of December 31, 2020.

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
In June 2020, the Company completed an underwriting public offering of 3,484,848 shares of its common stock at a price to the public of $33.00 per share, including the full exercise of underwriters’ option to purchase an additional 454,545 shares of common stock. The Company received total net proceeds from the offering of $107.4 million, net of estimated underwriting discounts and commissions and offering expenses.
In December 2020, the Company completed an underwriting public offering of 3,136,362 shares of its common stock at a price to the public of $110.00 per share, including the full exercise of underwriters’ option to purchase an additional 409,090 shares of common stock. The Company received total net proceeds from the offering of $323.9 million, net of estimated underwriting discounts and commissions and offering expenses.

11.	Stock-based compensation
2018 Equity Incentive Plan
On September 26, 2018, the board of directors adopted the 2018 Equity Incentive Plan (the 2018 Plan) as a successor to the 2013 Stock Plan (the 2013 Plan). The number of shares reserved for issuance under the 2018 Plan upon approval of the plan was 5,856,505 shares of the Company’s common stock. The number of shares reserved for issuance under the 2018 Plan will increase automatically on the first day of each fiscal year, following the fiscal year in which the 2018 Plan became effective, by a number equal to the least of 999,900 shares, 4% of the shares of common stock outstanding at that time, or such number of shares determined by the Company’s board of directors. The common shares issuable under the 2018 Plan were registered pursuant to a registration statement on Form

S-8 on November 1, 2018.
On September 1, 2020, the board of directors approved the implementation of a revised annual equity award program for executive officers and senior level employees to be granted as performance-based stock units (PSUs) under the 2018 Plan. The number of PSUs ultimately earned under these awards is calculated based on the achievement of certain total revenue threshold during the fiscal year ending September 30, 2022. The percentage of
 PSUs
 that vest will depend on the board of directors’ determination of total revenue at the end of the performance period and can range from 0% to 150% of the number of units granted. The provisions of the
 PSUs
are considered a performance condition, and the effects of that performance condition are not reflected in the grant date fair value of the awards. The Company used the Black-Scholes method to calculate the fair value at the grant date without regard to the vesting condition and will recognize compensation cost for the units that are expected to vest.
As of December 31, 2020, the
Company determined
that

245,913 shares are expected to vest

based on the probability of the performance condition that will be achieved under this equity award program.
 The Company reassesses the probability of the performance condition at each reporting period and adjusts the compensation cost based on the probability assessment.
The weighted-average grant date fair value was determined to be $44.72 per share. As of December 31, 2020, the unrecognized compensation costs related to these awards were $9.4 million. The Company expects to recognize those costs over a weighted average period of 1.8 years.
Any shares subject to outstanding awards under the 2013 Equi
t
y Incen
t
ive Plan that are canceled or repurchased subsequent to the 2018 Plan’s effective date are returned to the pool of shares reserved for issuance under the 2018 Plan. Awards granted under the 2018 Plan may be nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and performance units.
Activity under the equity incentive plans during the three months ended
December 31, 2020 is summarized below:

(In thousands, except per share data)	Shares available	Options outstanding	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at September 30, 2020	1,034	3,913	$24.35	8.1	$204,365
Stock options granted	(33)	33	100.21
Stock options exercised	—	(348)	17.59
Stock options forfeited	29	(29)	31.32
Restricted stock units granted	(289)	—	—
Forfeiture of restricted stock units	9	—	—
Shares withheld for payment of taxes	24	—	—

Outstanding at Decem b er 31, 2020	774	3,569	$24.99	7.9	$415,052

Vested or expected to vest at December 31, 2020		3,569	$24.99	7.9	$415,052
Vested and exercisable at December 31, 202 0		1,300	$14.99	7.0	$164,229

Total stock-based compensation expense recognized was as follows:

	Three months ended December 31,
(in thousands)	2020	2019
Cost of revenues	$487	$360
Research and development	2,001	728
Selling, general and administrative	4,534	2,609

Total stock-based compensation	$7,022	$3,697

As of December 31, 2020, there was $38.4 million of total unrecognized compensation cost related to non-vested stock options under the equity incentive plans that are expected to be recognized over a weighted average period of 2.3 years.
 The weighted-average grant date fair value of stock options granted during the three months ended December 31, 2020 was $63.28 per share.
Restricted Stock Units
Restricted stock primarily consists of restricted stock unit awards (RSUs) which have been granted to employees. The value of an RSU award is based on the Company’s stock price on the date of grant. The shares underlying the RSU awards are not issued until the RSUs vest. Upon vesting, each RSU converts into one share of the Company’s common stock.
Activity with respect to the Company’s
RSUs

during the three months ended December 31, 2020 was as follows:

(in thousands, except per share data)	Number of Shares	Weighted average grant date fair value per share	Weighted average remaining contractual term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2020	569	$32.96	3.2	$43,260
Restricted stock units granted	289	100.13
Restricted stock units vested	(56)	24.86
Restricted stock units forfeited	(9)	65.63

Outstanding at December 31, 2020	793	$57.67	3.3	$112,013

Expected to vest at December 31, 2020	793	$57.67	3.3	$112,013

As of December 31, 2020, there was $43.8 million of total unrecognized compensation cost related to these issuances that is expected to be recognized over a weighted average period of 3.0 years.
2018 Employee Stock Purchase Plan
On September 26, 2018, the board of directors adopted the 2018 Employee Stock Purchase Plan (the 2018 ESPP). A total of 275,225 shares of the Company’s common stock have been reserved for issuance under the 2018 ESPP. The number of shares reserved for issuance under the 2018 ESPP will increase
automatically on the first day of each fiscal year, following the fiscal year in which the 2018 ESPP becomes effective, by a number equal to the least of 249,470 shares, 1% of the shares of common stock outstanding at that time, or such number of shares determined by the Company’s board of directors.

The number of shares reserved for issuance as at December 31, 2020 is as follows:

(In thousands)	Shares available
Outstanding at September 30, 2020	179

Additional shares authorized	250
Shares issued during the period	—

Outstanding at December 31, 2020	429

Subject to any plan limitations, the 2018 ESPP allows eligible service providers (through qualified and non-qualified offerings) to contribute, normally through payroll deductions, up to 15% of their earnings for the purchase of the Company’s common stock at a discounted price per share. The offering periods begin

in February and August of each year, except

 for
the initial offering period which commenced with the initial public offering in October 2018 and ended on August 20, 2019. The common shares issuable under the 2018 ESPP were registered pursuant to a registration statement on Form S-8 on November 26, 2018.

Unless otherwise determined by the board of directors, the Company’s common stock will be purchased for the accounts of employees participating in the 2018 ESPP at a price per share that is the lesser of 85% of the fair market value of the Company’s common stock on the first trading day of the offering period
.
 During the three months ended December 31, 2020 and 2019, activity under the 2018 ESPP was immaterial.

12. Net loss per share attributable to common stockholders
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders:

	Three months ended December 31,
(in thousands, except per share data)	2020	2019
Numerator:
Net loss attributable to common stockholders	$(32,900)	$(55,638)

Denominator:
Weighted average shares used in computing net loss per share, basic and diluted	46,000	32,976

Net loss per share attributable to common stockholders, basic and diluted	$(0.72)	$(1.69)

The potentially dilutive common shares that were excluded from the calculation of diluted net loss per share because their effect would have been anti- dilutive for the periods presented are as follows:

	Three months ended December 31,
(in thousands)	2020	2019
Shares subject to options to purchase common stock	3,569	4,210
Shares subject to performance-based stock options	37	—
Unvested restricted shares of common stock	—	14
Unvested restricted stock unit s	793	566
Unvested shares of common stock issued upon early exercise of stock options	13	32
Shares subject to employee stock purchase plan	31	80
Shares subject to warrants to purchase common stock	—	26

Total	4,443	4,928

13. Geographic, product and industry information
The table below sets forth revenues by geographic region, based on ship-to destinations. Americas consists of Canada, Mexico, and South America; EMEA consists of Europe, the Middle East, and Africa; and APAC consists of Japan, China, South Korea, India, Singapore, Malaysia, and Australia.

	Three months ended December 31,
(in thousands)	2020	2019
United States	$17,034	$9,827
EMEA	9,058	5,941
APAC	1,767	1,241
Americas	302	155

Total	$28,161	$17,164

The table below sets forth revenues by products.

	Three months ended December 31,
(in thousands)	2020	2019
Synthetic genes	$8,874	$7,836
Oligo pools	1,510	1,242
DNA and Biopharma libraries	2,205	1,057
NGS tools	15,572	7,029

Total	$28,161	$17,164

The table below sets forth revenues by industry.

	Three months ended December 31,
(in thousands)	2020	2019
Industrial chemicals	$7,132	$6,137
Academic research	4,901	4,951
Healthcare	15,976	5,835
Food/agricultural	152	241

Total	$28,161	$17,164

*    *    *    *    *

Item 2.	Management’s discussion and analysis of financial condition and results of operations
You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 filed with the U.S. Securities and Exchange Commission, or the SEC, on November 27, 2020, or our Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties including the effect of the COVID-19 pandemic and our response thereto. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those discussed in the section entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. In preparing this MD&A, we presume that readers have access to and have read the MD&A in our Annual Report on Form 10-K, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K.
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
Additionally, we believe our platform will enable new value-add opportunities, such as discovery partnerships for biologic drugs, and will enable new applications for synthetic DNA, such as digital data storage. We sell our synthetic DNA and synthetic DNA-based products to a customer base of over
2,200 customers across a broad range of industries.
We launched the first application of our platform, synthetic genes and oligo pools, in April 2016 to disrupt the gene synthesis market and make legacy DNA synthesis methods obsolete.
We generated revenues of $28.2 million and $17.1 million in the three months ended December 31, 2020 and 2019, while incurring net losses of $32.9 million and $55.6 million for the three months ended December 31, 2020 and 2019 respectively. Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the success of our existing products and development and commercialization of additional products in the synthetic biology industry.
For the three months ended December 31, 2020 and 2019 we served approximately 1,500 and 1,000 customers, respectively, and revenue to one of our largest customers, Ginkgo Bioworks, Inc. which we believe is the largest global purchaser of synthetic DNA, was $1.4 million, and $2.1 million, respectively. Sales to Ginkgo Bioworks, Inc. has accounted for 5% and 12% of our total revenue for the three months ended December 31, 2020 and 2019 respectively.
Highlight from three months ended December 31, 2020 compared with three months ended December 2019 included:

•	Revenue growth of 64% to $28.2 million from $17.2 million, primarily due to growth in NGS tools, DNA Libraries and Synthetic Genes.
We have built a scalable commercial platform that enables us to reach a diverse customer base in a variety of industries including industrial chemicals, academic research, healthcare, food, agriculture and data storage. To address this diverse customer base, we have employed a multi-channel strategy comprised of a direct sales force targeting synthetic DNA customers, international distributors, and an e-commerce platform. We launched our proprietary, innovative, and easy-to-use e-commerce platform in October 2017 to existing customers and expanded access to the general public in January 2018. Our platform allows customers to design, validate and place on-demand orders of customized DNA online. This is a key component of our strategy to address and support our diverse and growing customer base, as well as support commercial productivity, enhance the customer experience, and promote loyalty.
In the three months ended December 31, 2020, our net revenues declined to $28.2 million from net revenues of $32.4 million in the three months ended September 30, 2020. Our net revenues from NGS tools declined to $15.6 million in the three months ended December 31, 2020, from $20.2 million in the three months ended September 30, 2020, mainly due to a $9.0 million revenue from a single order of a large customer in the three months ended September 30, 2020 offset by a $4.6 million order from another large customer in the three months ended December 31, 2020. Our synthetic gene revenue attributable to Ginkgo Bioworks, our largest synthetic gene customer, was $1.4 million in the three months ended December 31, 2020, versus $1.8 million in the three months ended September 30, 2020. Our non-Ginkgo synthetic gene revenue of $7.4 million in the three months ended December 31, 2020 decreased from $ 9.2 million in the three months ended September 30, 2020. Our selling, general and administrative expenses, or SG&A, increased to $28.8 million in the three months ended December 31, 2020 from $27.2 million in the prior three months ended September 30, 2020, due to increases in professional services and outside services costs. Our R&D expenses increased from $11.6 million in the three months ended September 30, 2020 to $14.0 million in the three months ended December 31, 2020 due to increase in payroll expenses related to increased headcount, stock based compensation and outside services expenses.

COVID-19 considerations
In March 2020, the World Health Organization declared the COVID-19 outbreak to be a pandemic. During the three months ended December 31, 2020, our revenues were not significantly affected by the COVID-19 pandemic. However, the extent to which the COVID-19 pandemic affects our future financial results and operations will depend on future developments which are highly uncertain and cannot be predicted, including the recurrence, severity and/or duration of the ongoing pandemic, and current or future domestic and international actions to contain and treat COVID-19.
We are following public and private sector policies and initiatives to reduce the transmission of COVID-19, such as the imposition of travel restrictions and the promotion of social distancing and work-from-home arrangements. We have taken and continue to take a variety of measures to ensure the availability and functioning of our critical infrastructure, to promote the safety and security of our employees and to support the communities in which we operate. These measures include increasing our inventory, requiring remote working arrangements for employees not integral in physically making and shipping our products or who need specialized equipment to perform their work, investing in personal protective equipment, and providing paid sick leave to affected employees.
Due to the speed with which the situation may change, we are not able at this time to estimate the effect of COVID-19 on our financial results and operations, but the effect could be material for the remainder of fiscal year 2021 and/or during any future period affected either directly or indirectly by this pandemic. For further discussion of the risks relating to COVID-19, see Part II, Item 1A. “Risk Factors—We are subject to risks associated with COVID-19.”
Financial overview
The following table summarizes certain selected historical financial results:

	Three months ended December 31,
(in thousands)	2020	2019
Revenues	$28,161	$17,164
Loss from operations	(32,793)	(55,830)
Net loss attributable to common stockholders	(32,900)	(55,638)
Revenues
We generate revenue from sales of synthetic genes, oligo pools, NGS tools, DNA and Biopharma libraries. Our ability to increase our revenues will depend on our ability to further penetrate the domestic and international markets, launch new products, generate sales through our direct sales force, and over time from our e-commerce platform.
Revenues by geography
We have one reportable segment from the sale of synthetic DNA products. The following table shows our revenues by geography, based on our customers’ shipping addresses. Americas consists of Canada, Mexico, and South America; EMEA consists of Europe, the Middle East, and Africa; and APAC consists of Japan, China, South Korea, India, Singapore, Malaysia, and Australia.

	Three months ended December 31,
(in thousands, except percentages)	2020	%	2019	%
United States	$17,034	61%	$9,827	57%
EMEA	9,058	32%	5,941	35%
APAC	1,767	6%	1,241	7%
Americas	302	1%	155	1%

Total revenues	$28,161	100%	$17,164	100%

Revenues by product
The table below sets forth revenues by product:

	Three months ended December 31,
(in thousands, except percentages)	2020	%	2019	%
Synthetic genes	$8,874	32%	$7,836	46%
Oligo pools	1,510	5%	1,242	7%
DNA and Biopharma libraries	2,205	8%	1,057	6%
NGS tools	15,572	55%	7,029	41%

Total revenues	$28,161	100%	$17,164	100%

Revenues by industry
The table below sets forth revenues by industry:

	Three months ended December 31,
(in thousands, except percentages)	2020	%	2019	%
Industrial chemicals	$7,132	25%	$6,137	36%
Academic research	4,901	17%	4,951	29%
Healthcare	15,976	57%	5,835	34%
Food/agriculture	152	1%	241	1%

Total revenues	$28,161	100%	$17,164	100%

Product shipments including synthetic genes
Shipments of all products and number of genes shipped in the three months ended December 31, 2020, September 30, 2020, June 30, 2020, March 31, 2020, December 31, 2019, September 30, 2019, June 30, 2019, and March 31, 2019 were as follows:

	Three months ended
(in thousands, except shipments)	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Number of genes shipped	84,234	86,605	83,216	88,545	79,851	80,022	68,069	69,087
Number of shipments	9,313	8,292	7,213	6,595	6,154	5,631	5,151	3,909
Comparison of the three months ended December 31, 2020 and 2019
Revenues

	Three months ended December 31,
(in thousands, except percentages)	2020	2019	Change	%
Revenues	$28,161	$17,164	$10,997	64%
Revenues increased from $17.2 million to $28.2 million in the three months ended December 31, 2020, which was an increase of $11.0 million, or 64%, over the three months ended December 31, 2019. The revenue increase reflects growth in synthetic genes revenue of $1.0 million and NGS tools revenue of $8.5 million. The increase in synthetic genes revenue was primarily due to our DNA preps launched in April 2020 and higher shipments of non-clonal genes. In the three months ended December 31, 2020, we shipped 84,234 genes compared to 79,851 genes in the three months ended December 31, 2019, an increase of 6%. Synthetic gene pricing to our customers was relatively constant period-over-period, but revenue increased due to maxiprep and non-clonal genes. The primary reason for NGS tools revenue growth was the adoption of our product by a larger customer base and a $4.6 million shipment to a liquid biopsy customer. We do not believe that pricing changes had a meaningful impact on the revenue changes for NGS tools period-over-period.

Cost of revenues

	Three months ended December 31,
(in thousands, except percentages)	2020	2019	Change	%
Cost of revenues	$18,162	$13,792	$4,370	32%
In the three months ended December 31, 2020, cost of revenue increased to $18.2 million from $13.8 million in the three months ended December 31, 2019. The increase was primarily due to the increase in the personnel costs of $1.0 million related to supporting new product portfolio launches and increase in volume of products shipped. Consumption of reagents and production materials and labor costs increased by $2.4 million associated with the increased product shipments and higher revenue. Information technology costs increased by $0.5 million. The Company’s cost of revenues was 65% and 80% of total revenues for the three months ended December 31, 2020 and 2019, respectively.
Research and development expenses

	Three months ended December 31,
(in thousands, except percentages)	2020	2019	Change	%
Research and development	$14,000	$10,297	$3,703	36%
In the three months ended December 31, 2020, research and development expenses increased to $14.0 million from $10.3 million in the three months ended December 31, 2019. The increase was primarily due to expanding our DNA synthesis R&D capabilities which includes increase in payroll and stock compensation expense of $3.3 million and outside services of $0.4 million relating to increase in engineering services.
Selling, general and administrative

	Three months ended December 31,
(in thousands, except percentages)	2020	2019	Change	%
Selling, general and administrative	$28,792	$26,405	$2,387	9%
In the three months ended December 31, 2020, selling, general and administrative expenses increased to $28.8 million from $26.4 million in the three months ended December 31, 2019, primarily due to increases in payroll expenses related to increased headcount and outside audit services,
Sarbanes-Oxley
compliance, and other professional services offset by a $6.0 million decrease in legal expenses. Salaries and related costs increased by $6.1 million, as a result of increased headcount, including $1.9 million higher stock-based compensation expense. Outside services costs increased by $2.0 million. The increase was offset by a decrease in travel expenses of $0.9 million, primarily due to COVID-19 travel restrictions.
Litigation settlement

	Three months ended December 31,
(in thousands, except percentages)	2020	2019	Change	%
Litigation settlement	$—	$22,500	$22,500	100%
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

Interest, and other income (expense), net

	Three months ended December 31,
(in thousands, except percentages)	2020	2019	Change	%
Interest income	$134	$564	$(430)	76%
Interest expense	(118)	(248)	130	52%
Other income (expense)	(77)	(87)	10	11%

Total interest and other income (expense), net	(61)	$229	(290)	140%
In the three months ended December 31, 2020, interest income was $0.1 million compared to $0.6 million in the three months ended December 31, 2019, resulting from our short-term investments. The decrease in interest expense was related to the amount of debt outstanding under our credit facility with Silicon Valley Bank.
Provision for income taxes

	Three months ended December 31,
(in thousands, except percentages)	2020	2019	Change	%
Provision for income taxes	$46	$37	$9	24%
In the three months ended December 31, 2020 and 2019, we recorded income tax expense of less than $0.1 million.
Liquidity and capital resources
Sources of liquidity
To date, we have financed our operations principally through public equity raises, private placements of our convertible preferred stock, borrowings from credit facilities and revenue from our commercial operations.
Since our inception on February 4, 2013 and through December 31, 2020, we have received an aggregate of $1,063.9 million in net proceeds from the issuance of equity securities and an aggregate of $13.8 million from debt. As of December 31, 2020, we had a balance of $348.8 million of cash and cash equivalents and $238.5 million in short-term investments.
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
In addition, we obtained a revolving facility from SVB in September 2017 as part of the Fourth Loan and the facility which allows us to borrow up to $10.0 million. The principal amount outstanding under the revolving line accrues interest at a floating per annum rate equal to one percentage point (1.00%) above the prime rate, which interest is payable monthly. The amounts available under the revolving line are limited by an advance rate which is a percentage of our account receivables balance. As of December 31, 2020, we have not borrowed against the $10.0 million revolving facility.

Our credit facilities contain customary representations and warranties and customary affirmative and negative covenants applicable to us and our subsidiaries, including, among other things, restrictions on changes in business, management, ownership or business locations, indebtedness, encumbrances, investments, mergers or acquisitions, dispositions, maintenance of collateral accounts, prepayment of other indebtedness, distributions and transactions with affiliates. The credit facilities contain customary events of default subject in certain cases to grace periods and notice requirements, including (a) failure to pay principal, interest and other obligations when due, (b) material misrepresentations, (c) breach of covenants, conditions or agreements in the credit facilities, (d) default under material indebtedness, (e) certain bankruptcy events, (f) a material adverse change; (g) attachment, levy or restraint on business, (h) default with respect to subordinated debt, (i) cross default under our credit facilities, and (j) government approvals being revoked. As part of the Fourth Loan, all rights, title and interest to our personal property with the exception of our intellectual property, have been pledged as collateral, including cash and cash equivalents, short-term investments, accounts receivable, contractual rights to payment, license agreements, general intangibles, inventory and equipment. We were in compliance with all covenants under the loan and security agreement as of December 31, 2020.
Future maturities of the loan as of December 31, 2020 are as follows:

(in thousands), years ending September 30	Principal	Interest	Total
Remainder of 2021	$2,500	$106	$2,606
2022	833	9	842

	3,333	115	3,448
Less: Interest			(115)

Total amount of loan principal			3,333
Less unamortized debt discount			(55)
Add accretion of final payment fee			680

			$3,958
Capital resources
As of December 31, 2020, our principal sources of liquidity were $587.3 million of cash, cash equivalents and short-term investments, which primarily consist of short-term, investment-grade commercial paper and U.S. Treasury bills.
In October of 2018 in connection with our initial public offering, we sold a total of 5,750,000 shares at a price of $14.00 per share and received approximately $69.6 million in net proceeds, after deducting underwriting discounts and commissions of $5.6 million and offering expenses of $5.3 million payable by the Company.
In May 2019, we sold 4,312,500 shares in a public offering at a price of $21.00 per share, and received net proceeds of $84.3 million, after deducting an underwriting discount and commission totaling $5.4 million and offering expenses of $0.9 million. In December 2019 and January 2020, we completed an at-the-market offering of common stock selling a total of 2,239,680 shares with proceeds of $48.0 million, after deducting underwriting discounts of $1.5 million and commissions and offering expenses of $0.5 million. In February 2020, we completed an underwritten public offering of common stock selling a total of 5,339,285 shares with proceeds of $140.2 million, after deducting underwriting discounts of $9.0 million and commissions and offering expenses of $0.4 million. In June 2020, we completed an underwritten public offering of common stock selling a total of 3,484,848 shares with proceeds of $107.4 million, after deducting underwriting discounts of $6.9 million and commissions and offering expenses of $0.7 million. In December 2020, the Company completed an underwriting public offering of 3,136,362 shares of its common stock with proceeds of $323.9 million, after deducting underwriting discounts of $20.7 million and commissions and offering expenses of $0.4 million.
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

Operating capital requirements
Our primary uses of capital are, and we expect will continue to be for the near future, working capital, compensation and related expenses, manufacturing costs, laboratory and related supplies, legal and other regulatory expenses and general overhead costs. As of December 31, 2020, we had $3.8 million in commitments for capital expenditures.
Cash flows
The following table summarizes our sources and uses of cash and cash equivalents:

	Three months ended December 31,
(in thousands)	2020	2019
Net cash used in operating activities	$(24,932)	$(34,914)
Net cash (used in) provided by investing activities	(45,921)	12,405
Net cash provided by financing activities	326,921	2,057
Operating activities
Net cash used in operating activities was $24.9 million in the three months ended December 31, 2020, and consisted primarily of a net loss of $32.9 million adjusted for non-cash items including depreciation and amortization expenses of $2.1 million, stock-based compensation expense of $7.0 million, and a change in operating assets and liabilities of $1.6 million. The change in operating assets and liabilities was mainly due to decrease in inventories of $1.2 million, prepaid expenses and other current assets of $2.0 million and accrued expenses of $3.4 million off set by increases in accounts receivable of $0.9 million, accounts payable of $3.5 million and other liabilities of $0.7 million.
Net cash used in operating activities was $34.9 million in the three months ended December 31, 2019, and consisted primarily of a net loss of $55.6 million adjusted for non-cash items including depreciation and amortization expenses of $1.5 million, stock-based compensation expense of $3.7 million, litigation settlement of $22.5 million and a change in operating assets and liabilities of $7.2 million.
Investing activities
In the three months ended December 31, 2020, our investing activities used net cash of $45.9 million. The use of net cash resulted primarily from the net purchases and maturity of investments of $42.3 million, and purchases of laboratory property, equipment, and computers of $3.6 million.
In the three months ended December 31, 2019, our investing activities provided net cash of $12.4 million. The net cash provided resulted primarily from the net impact of purchases and maturity of investments, and purchases of laboratory property, equipment, and computers.
Financing activities
Net cash provided by financing activities was $326.9 million in the three months ended December 31, 2020, which consisted of $324.1 million in proceeds from a public offering of our common stock, net of underwriting discounts and commissions and offering expenses, and $6.1 million from the exercise of stock options, offset by $0.8 million in principal payments on long term debt and $2.4 million in repurchases of common stock for income tax withholdings.
Net cash provided by financing activities was $2.1 million in the three months ended December 31, 2019, which consisted of $2.0 million in proceeds from an ATM offering, net of underwriting discounts and commissions and offering expenses, and $1.7 million from the exercise of stock options, offset by $0.8 million in principal payments on long term debt and $0.8 million in repurchases of common stock for income tax withholdings.
Off-balance sheet arrangements
We do not have any off-balance sheet arrangements.
Contractual obligations and other commitments
Our contractual obligations have not materially changed from those reported in our Annual Report on Form 10-K.
In December 2020, we entered into a 12-year operating lease for a 110,995 square foot facility in Wilsonville, Oregon to further expand our operations. Subject to certain conditions pursuant to the lease, we expect monthly rent payments on the new facility to commence in the first quarter of 2022. We will pay an initial annual base rent of approximately $1.7 million, which is subject to scheduled 3% annual increases, plus certain operating expenses. We have been provided a tenant improvement allowance of $13.3 million. We have the right to sublease the facility, subject to landlord consent. We also have the option to extend the lease for two terms of five years. The lease has not commenced as of December 31, 2020. The lease commencement is contingent upon assuming control over the facility which is not expected to occur until the landlord completes their portion of the buildout which has not yet commenced as of December 31, 2020. The future minimum lease payments under the agreement are $27.9 million.
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
We do not have any contract assets or contract liabilities as of December 31, 2020 and September 30, 2020. For all periods presented, we did not recognize revenue from amounts that were included in the contract liability balance at the beginning of each period. In addition, for all periods presented, there was no revenue recognized in a reporting period from performance obligations satisfied in previous periods.
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
We have granted performance-based stock units (PSUs) to executive officers and senior level employees. The Company uses the Black-Scholes method to calculate the fair value at the grant date without regard to the vesting condition and will recognize compensation cost for the units that are expected to vest.
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

Item 3.
Quantitative and qualitative disclosures about market risk
Interest rates sensitivity
We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents totaling $384.8 million and $93.7 million as of December 31, 2020 and September 30, 2020, respectively. We had short-term investments of $238.5 million and $196.3 million as of December 31, 2019 and September 30, 2020, respectively. Our cash and cash equivalents consist of cash in bank accounts and money market funds, and short-term investments consist of U.S. government agency bonds, corporate bonds, and commercial paper.
The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in a variety of securities of high credit quality and short-term duration, according to our board-approved investment policy. Our investments are subject to interest rate risk and could fall in value if market interest rates increase. A hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
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
Item 4.
Controls and procedures
(a) Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020 as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, as of the end of the period covered by the Quarterly Report on Form 10-Q.
Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of such date due to the material weaknesses in our internal control over financial reporting described below.
Previously Identified Material Weaknesses
Refer to the management report on internal control over financial reporting disclosed in Part II—Item 9A of the Form 10-K for the year ended September 30, 2020 filed with SEC on November 27, 2020.

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
Additional changes and improvements may be identified and adopted as we continue to evaluate and implement our remediation plans. These material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that the enhanced control is operating effectively.
(b) Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. Other information
Item 1.
Legal proceedings
We are subject to various legal proceedings and claims arising in the ordinary course of business. Although occasional adverse decisions or settlements may occur, management believes that the final disposition of such matters will not have a material adverse effect on our business, financial position, results of operations or cash flows.

Item 1A.	Risk factors
Risk Factor Summary
Investing in our common stock involves a high degree of risk. You should carefully consider all information in the Annual Report on Form 10-K prior to investing in our common stock. These risks are discussed more fully in the section titled “Risk Factors.” These risks and uncertainties include, but are not limited to, the following:

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

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding other statements in this Quarterly Report on Form 10-Q. The following information should be read in conjunction with Part 1, Item 2 “Management’s discussion and analysis of financial condition and results of operations” and our unaudited condensed consolidated financial statements and related notes in Part I, Item 1, “Financial statements” of this Form 10-Q . The risks and uncertainties described below are not the only ones we face. Additional risk and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the events or circumstances described in the following risk factors actually occur, our business, operating results, financial condition, cash flows, and prospects could be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

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
Our global operations expose us to risks associated with COVID-19 that has spread globally. In the recent months, the continued spread of COVID-19 has led to disruption to business and economic activity and related uncertainty and volatility in the global capital markets, which increases the cost of, and adversely impacts access to, capital and increases economic uncertainty. The COVID-19 pandemic has caused an economic slowdown and it is likely that such slowdown will be of an extended duration, and it is possible that it will cause a global recession. While our financial results for the first quarter of 2021has not been significantly affected by the COVID-19 outbreak, impacts from COVID-19 may, in the future, adversely affect our operations, supply chains, distribution systems and customer demand, including as a result of impacts associated with preventive and precautionary measures that we, other businesses and governments are taking or may take in the future. Due to the health risks caused by the COVID-19 pandemic to employees who operate and monitor our internal controls and due to the requirement that a large number of employees work remotely, the COVID-19 pandemic impact on staffing could cause challenges for the effective operation of our internal controls. The unanticipated loss or unavailability of key employees due to the COVID-19 outbreak could harm our ability to operate or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability. The effectiveness of our sales teams may be negatively impacted by the lack of travel and their reduced ability to engage with decision-makers. Our NGS business may be negatively impacted by the sequencing capacity dedicated to COVID-19 related orders. Our shipments may be subject to higher freight costs. Our customers may delay payments for shipments received. A significant portion (approximately 25%) of our business is in the academic markets and the demand for our products in this customer segment have been affected by a reduction in their research grants and may continue to be so affected in the future. Supply chain disruptions may result in the lack of raw materials, delay in the release of new products or compressed margins due to an increase in material costs. Due to these impacts and measures, we may experience significant and unpredictable reductions in demand for our products and our customers may postpone or cancel their existing orders. Due to the COVID-19 pandemic, we and many other employers in the United States and Europe are requiring all employees whose duties can be performed remotely, to work from home and not to go into our offices. This increase in employee telecommuting activity could increase the risk of a security breach of our information technology systems. If the COVID-19 pandemic continues and business and economic conditions persist or worsen, we may experience a decline in sales activities and customer orders or cancelations of existing orders, and it remains uncertain what impact these declines will have on future sales and customer orders once conditions begin to improve. In addition to existing travel restrictions, some countries have closed their borders to U.S. travelers and may continue to impose or further restrict travel and impose or resume prolonged quarantines, which would significantly impact our ability to support our business operations and customers in those locations and the ability of our employees to access their places of work to produce products, or significantly hamper our products from moving through the supply chain. For example, we may face a shortage of dry ice and other materials which are essential to delivering our products to our customers due to the increased demand for such products due to the COVID-19 vaccination distribution, COVID-19 testing and COVID-19 antibody development. As a result, given the evolving nature of the business and economic conditions in response to the virus, and the uncertainty as to how quickly and effectively mitigation measures, such as vaccines, will be widely available the COVID-19 pandemic may negatively affect our revenue growth, and it is uncertain how materially COVID-19 will affect our global operations if these impacts persist or worsen over an extended period of time. Any of these impacts would have an adverse effect on our business, financial condition and results of operations, and at this point, the extent of the impact of COVID-19 remains uncertain. In addition, our ability to raise capital in the future may also be negatively affected.
We have incurred net losses in every period to date, and we expect to continue to incur significant losses as we develop our business and may never achieve profitability.
We have incurred net losses each year since inception and have generated limited revenue from product sales to date. We expect to incur increasing costs as we grow our business. We cannot be certain if or when we will produce sufficient revenue from our operations to support our costs. Even if profitability is achieved, we may not be able to sustain profitability. We incurred net losses of $139.9 million, $107.7 million and $71.2 million for the years ended September 30, 2020, 2019 and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of $491.4 million. We expect to incur substantial losses and negative cash flow for the foreseeable future. We may incur significant losses in the future for a number of reasons, many of which are beyond our control, including the other risks described in this Form 10-Q, the market acceptance of our products, business and economic conditions resulting from the COVID-19 pandemic, future product development, and our market penetration and margins.
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
Our customers’ spending on research and development impacts our sales and profitability. Our customers and potential customers include chemicals/materials, diagnostics, therapeutics, food/agriculture, and their budgets can have a significant effect on the demand for our products. Their research and development budgets are based on a wide variety of factors, including factors beyond our control, such as:

•	the allocation of available resources to make purchases;

•	funding from government sources;

•	funding from research grants;

•	changes in government programs that provide funding to research institutions and companies;

•	the spending priorities among various types of research equipment;

•	policies regarding capital expenditures during recessionary periods;

•	political climate or macroeconomic conditions, including economic downturns, market uncertainty or reduced spending in response to emergency situations, such as the outbreak of COVID-19;

•	changes in the regulatory environment;

•	differences in budgetary cycles; and

•	market acceptance of relatively new technologies, such as ours.

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
The United Kingdom’s (“U.K.”) referendum to exit from the European Union (“E.U.”) will continue to have uncertain effects and could adversely impact our business, results of operations and financial condition.
As a result of a referendum in June 2016, the U.K. withdrew from the E.U. (“Brexit”) on January 31, 2020. It began a transition period in which to negotiate a new trading relationship for goods and services that ended on December 31, 2020. During the time since the June 2016 referendum, there have been periods of significant volatility in the global stock markets and currency exchange rates, as well as challenging market conditions in the U.K. On December 24, 2020, the U.K. and E.U. announced they had entered into a post-Brexit deal on certain aspects of trade and other strategic and political issues. We are currently in the process of evaluating our own risks and uncertainty related to ascertain what financial, trade, regulatory and legal implications this new Brexit trade deal could have on our U.K. and European business operations, including our ability to ship our products into the U.K. This uncertainty also includes the impact on our customers’ business operations and capital planning as well as the overall impact on the biotechnology industry in the U.K. While we have not experienced any direct material financial impact since the 2016 referendum, we cannot predict its future implications, however Brexit and its related effects could result in a negative impact on our consolidated financial position and results of operations.
If we are unable to expand our DNA synthesis manufacturing capacity, we could lose revenue and our business could be harmed.
In order to expand our manufacturing capacity of new and existing products, we need to either build additional internal manufacturing capacity, contract with one or more partners, or both. We are currently building a new production facility in Wilsonville, Oregon but we cannot guarantee that such facility will allow us to effectively increase our manufacturing capacity. Our technology and the production process for our DNA synthesis equipment and tools are complex, involving specialized parts, and we may encounter unexpected difficulties in the manufacture, improvement or increasing the capacity of our DNA synthesis equipment and tools. There is no assurance that we will be able to continue to increase manufacturing capacity internally or that we will find one or more suitable partners to help us towards this objective, in order to meet the volume and quality requirements necessary for success in our existing and potential markets. Manufacturing and product quality issues may arise as we continue to increase the scale of our production. If our DNA synthesis equipment and tools do not consistently produce DNA products that meet our customers’ performance expectations, our reputation may be harmed, and we may be unable to generate sufficient revenue to become profitable. Any delay or inability in expanding our manufacturing capacity could diminish our ability to develop or sell our products, which could result in lost revenue and materially harm our business, financial condition and results of operations.
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
We have derived, and believe we may continue to derive, a significant portion of our revenues from one large customer or a limited number of large customers. Our customers may buy less of our products depending on their own technological developments, end-user demand for our products and internal budget cycles. In addition, existing customers may choose to produce some or all of their synthetic DNA requirements internally by using or developing manufacturing capabilities organically or by using capabilities from acquisitions of assets or entities from third parties with such capabilities. The loss of Ginkgo as a customer, or the loss of any other significant customer or a significant reduction in the amount of product ordered by Ginkgo or any other significant customer would adversely affect our revenue, results of operations, cash flows and reputation in the marketplace.
Our credit facility contains restrictions that limit our flexibility in operating our business.
In September 2017, we entered into an amended and restated loan and security agreement with Silicon Valley Bank (SVB) which provides a $10 million revolving credit facility and a $10.0 million term loan. The credit agreement contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

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
Prolonged adverse conditions in the global economy and disruption of financial markets or further deterioration of these financial and macroeconomic conditions , including economic downturns or market uncertainty, could significantly harm our sales, profitability and results of operations.
We operate in a highly competitive industry and if we are not able to compete effectively, our business and operating results will likely be harmed.
We face competition from a broad range of providers of core synthetic biology products such as GenScript Biotech Corporation, GENEWIZ (owned by Brooks Automation), Integrated DNA Technologies, Inc. (owned by Danaher Corporation), DNA 2.0 Inc. d/b/a/ ATUM, GeneArt (owned by Thermo Fisher Scientific Inc.), Eurofins Genomics LLC, Sigma-Aldrich Corporation (owned by Charles River Laboratories, Inc.) (an indirect wholly owned subsidiary of Merck & Company), Promega Corporation, OriGene Technologies, Inc., Blue Heron Biotech, LLC and others. Additionally, we compete with both large and emerging providers in the life sciences tools and diagnostics industries focused on sample preparation for NGS such as Thermo Fisher Scientific Inc., Illumina, Inc., Integrated DNA Technologies, Inc., Agilent, and Roche NimbleGen, Inc. In the antibody discovery market, we compete with clinical research organizations, such as LakePharma (mouse hybridoma, llama immune libraries, XOMA phage display library) and Aldevron, LLC (genetic mouse immunization coupled with hybridoma), and antibody discovery biotechnology companies, such as Iontas (human phage display libraries, human phage display library focused on ion channels), Adimab (human synthetic yeast display libraries), Distributed Bio (human synthetic phage display library, lead optimization libraries) and AbCellera Biologics Inc. (full-stack, artificial intelligence-powered drug antibody discovery platform built on deep screening of the immune repertoire). In the field of DNA digital data storage, we compete with Catalog Technologies, Inc., ETH Zurich, Helixworks, Iridia, Inc., North Shore Bio and Roswell. We may not be successful in maintaining our competitive position for a number of reasons. Some of our current competitors, as well as many of our potential competitors, have significant name recognition, substantial intellectual property portfolios, longer operating histories, greater resources to invest in new technologies, substantial experience in new product development and manufacturing capabilities and more established distribution channels to deliver products to customers than we do. These competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. Our competitors may develop disruptive technologies or products that are comparable or superior to our technologies and products. In light of these advantages, even though we believe our technology is superior to the products offerings of our competitors, current or potential customers might accept competitive products in lieu of purchasing our products. Increased competition is likely to result in continued pricing pressures, which could harm our sales, profitability or market share. Our failure to continue competing effectively or wining additional business with our existing customers could materially and adversely affect our business, financial condition or results of operations.

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
Our manufacturing operations in the United States currently depend primarily on one facility. If this facility is destroyed or we experience any manufacturing difficulties, disruptions, or delays, this could limit supply of our product or adversely affect our ability to sell products or conduct our clinical trials, and our business would be adversely impacted.
While we have identified and are in the process of building out a second manufacturing facility in Wilsonville, Oregon, a substantial portion of our manufacturing currently takes place at our headquarters. If regulatory, manufacturing, or other problems require us to discontinue production at this facility, we will not be able to manufacture our synthetic genes, oligo pools or NGS tool or create our DNA libraries, which would adversely impact our business. If this facility or the equipment in it is significantly damaged or destroyed by fire, flood, power loss, or similar events, or is shut down for health and safety or other reasons, we may not be able to quickly or inexpensively replace our manufacturing capacity or replace the facility at all. In the event of a temporary or protracted loss of this facility or equipment, we might not be able to transfer manufacturing to another third party. Even if we could transfer manufacturing from one facility to another, the shift would likely be expensive and time-consuming, particularly if we were to maintain the current manufacturing standards procedures at such alternative facility.

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
During our fiscal years ended September 30, 2020, 2019 and 2018, 36%, 34%, and 31%, respectively, of our revenue was generated from customers located outside of the United States. In connection with our growth strategy, we intend to further expand in international markets. Conducting and launching operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones and consumes significant management resources. If we fail to coordinate and manage these activities effectively, our business, financial condition or results of operations could be adversely affected. International sales entail a variety of risks, including longer payment cycles and difficulties in collecting accounts receivable outside of the United States, currency exchange fluctuations, challenges in staffing and managing foreign operations, tariffs and other trade barriers, (including tariffs enacted and proposed by the U.S. government on various imports from China and by the Chinese government on certain U.S. goods), unexpected changes in legislative or regulatory requirements of foreign countries into which we sell our products, difficulties in obtaining export licenses or in overcoming other trade barriers, laws and business practices favoring local companies, political and economic instability, difficulties protecting or procuring intellectual property rights, and restrictions resulting in delivery delays and significant taxes or other burdens of complying with a variety of foreign laws.
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
Corporate tax reform, base-erosion efforts and tax transparency continue to be high priorities in many tax jurisdictions where we intend to have business operations. As a result, policies regarding corporate income and other taxes in numerous jurisdictions are under heightened scrutiny and tax reform legislation is being proposed or enacted in a number of jurisdictions. For example, the Tax Cuts and Jobs Act of 2017, or the Tax Act, signed into law on December 22, 2017, adopting broad U.S. corporate income tax reform, among other things, reduced the U.S. corporate income tax rate, but imposed base-erosion prevention measures on non-U.S. earnings of U.S. entities as well as a one-time mandatory deemed repatriation tax on accumulated non-U.S. earnings of U.S. entities.

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
As a public company, we are required to comply with Section 404 of the Sarbanes Oxley Act of 2002 (“SOX”), which requires, among other things, that companies maintain disclosure controls and procedures to ensure timely disclosure of material information, and that management review the effectiveness of those controls on a quarterly basis. Because we ceased to be an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) with our transition to large accelerated filer status as of September 30, 2020, we are also now subject to Section 404(b) of SOX, which requires that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting for the first time in the Annual Report on Form 10-K for the year ended September 30, 2020, among other additional requirements. Effective internal controls are necessary for us to provide reliable financial reports and to help prevent fraud, and our management and other personnel devote a substantial amount of time to these compliance requirements. These rules and regulations also increase our legal and financial compliance costs and make some activities more time-consuming and costly.
As disclosed in Part II—Item 9A, “Controls and Procedures”, of the Annual Report on Form 10-K, we identified material weaknesses in our internal control over financial reporting related to controls surrounding our journal entry process, revenue order entry process, and information technology general controls. As a result, management concluded that our internal control over financial reporting was not effective as of September 30, 2020. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified in Item 9A in the Annual Report on Form 10-K did not result in any misstatement of our financial statements for any period presented. We have designed and have begun implementation of a remediation plan for these material weaknesses. However, our remediation efforts may be inadequate, and we may in the future discover other areas of our internal controls that require remediation.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, the Nasdaq listing requirements and other applicable securities rules and regulations. The SEC and other regulators have continued to adopt new rules and regulations and make additional changes to existing regulations that require our compliance. Stockholder activism, the current political environment, and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact, in ways we cannot currently anticipate, the manner in which we operate our business. Compliance with these rules and regulations may cause us to incur additional accounting, legal and other expenses. We also incur costs associated with corporate governance requirements, including requirements under securities laws, as well as rules and regulations implemented by the SEC and Nasdaq, particularly as a large accelerated filer. These rules and regulations have increased our legal and financial compliance costs and we devote significant time to comply with these requirements. We are currently evaluating and monitoring developments with respect to these rules and regulations, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.
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

As of December 31, 2020, we own 24 issued U.S. patents and 12 issued international patents; three in China, two in Europe, two in South Korea, three in Taiwan, one in Japan and one in Eurasia. There are 212 pending patent applications, including 57 in the United States, 147 international applications and eight applications filed under the Patent Cooperation Treaty. Additionally, we have exclusively licensed a patent portfolio containing nine issued patents, including one U.S. patent and eight international patents, and nine pending applications, including one in the U.S. and eight international applications. Our policy is to file patent applications to protect technology, inventions and improvements that are important to our business.
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
Filing, prosecuting and defending patents on our technologies and products in all countries throughout the world would be prohibitively expensive. In addition, the laws of some non-U.S. countries do not protect intellectual property rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting and defending such rights in foreign jurisdictions. Consequently, we may not be able to prevent third parties from using our inventions in countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own technologies and products and may export otherwise infringing products to territories where we have patent protection. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient enough to prevent them from competing.
The legal systems of certain countries, particularly China and certain other developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biotechnology, which could make it difficult for us to stop the infringement of our patents. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business, put our own patents at risk of being invalidated or interpreted narrowly put our patent applications at risk of not being issued, and provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop. Certain countries in Europe and developing countries, including China and India, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In those countries, we may have limited remedies if any of our patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.
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
Patent infringement suits can be expensive, lengthy and disruptive to business operations and the outcome following legal assertions of invalidity and unenforceability is unpredictable. We could incur substantial costs and divert the attention of our management and technical personnel in prosecuting or defending against any claims and may harm our reputation. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. There can be no assurance that we will prevail in any suit initiated against us by third parties, successfully settle or otherwise resolve patent infringement claims. If we are unable to successfully settle claims on terms acceptable to us, we may be required to engage in or continue costly, unpredictable and time- consuming litigation and may be prevented from or experience substantial delays in marketing our technologies and products. Furthermore, parties making claims against us may be able to obtain injunctive or other relief, which could block our ability to develop, commercialize and sell products, and could result in the award of substantial damages against us, including treble damages and attorneys’ fees and costs in the event that we are found to be a willful infringer of third party patents.
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
We rely on, or may in the future rely on, licenses in order to be able to use various proprietary technologies that are material to our business. We do not or will not own the patents that underlie these licenses. Our rights to use the technology we license are subject to the negotiation of, continuation of and compliance with the terms of those licenses. In some cases, we do not or will not control the prosecution, maintenance, or filing of the patents to which we hold licenses, or the enforcement of these patents against third parties. Some of our patents and patent applications were either acquired from another company who acquired those patents and patent applications from yet another company or are licensed from a third party. For example, Twist
Bioscience acquired Genome Compiler Corporation in 2016, and Genome Compiler had a non-exclusive license to U.S. Patent No—7,805,252 owned by DNA 2.0. Thus, these patents and patent applications are not written by us or our attorneys, and we did not have control over the drafting and prosecution. The former patent owners and our licensors might not have given the same attention to the drafting and prosecution of these patents and applications as we would have if we had been the owners of the patents and applications and had control over the drafting and prosecution. We cannot be certain that drafting and/or prosecution of the licensed patents and patent applications by the licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights.
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

We have never declared or paid any dividends on our common stock and do not intend to pay any dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the operation of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their common stock after any price appreciation, as the only way to realize any future gains on their investments. Furthermore, we are party to a credit agreement with Silicon Valley Bank which contains negative covenants that limit our ability to pay dividends. For more information, see the section of this Form 10-Q captioned “Management’s discussion and analysis of financial condition and results of operation—Liquidity and capital resources.” For more information regarding the negative covenants in our loan and security agreement with Silicon Valley Bank, see “Risk factors—Our credit facility contains restrictions that limit our flexibility in operating our business.”
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

•	we may not retroactively amend our amended and restated bylaw provisions to reduce our indemnification obligations to directors, officers, employees and agents.

Item 2.	Unregistered sales of equity securities and use of proceeds
Sales of unregistered securities
None.

Item 3.	Defaults upon senior securities
None.

Item 4.	Mine safety disclosures
Not applicable.

Item 5.	Other information
None

Item 6.	Exhibits

Exhibit Number	Description	Filed / Furnished / Incorporated from Form

10.1	Lease Agreement, dated December 18, 2020, between Twist Bioscience Corporation and PWII Owner, LLC (incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 23, 2020 (file no. 001-38720)).	Incorporated by reference from Exhibit 10.1 to the Form 8-K filed on December 23, 2020

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by President and Chief Executive Officer.	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by President and Chief Financial Officer.	Filed herewith

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by President and Chief Executive Officer.	Furnished herewith

32.2†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by President and Chief Financial Officer.	Furnished herewith

101
The following materials from Twist Bioscience Corp.’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2020, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text
Filed herewith

104	104 The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2020, formatted in Inline XBRL (included in Exhibit 101)	Filed herewith

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

February 8, 2021	Twist Bioscience Corporation

	By:	/s/ James M. Thorburn
James M. Thorburn Chief Financial Officer