Form 10-Q
period 2021-03-31
Twist Bioscience Corp
filed 2021-05-07
CIK 1581280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-38720

Twist Bioscience Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware	46-2058888
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

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

The number of shares of the Registrant’s common stock outstanding as of May 5, 2021, was 48,894,038.

TWIST BIOSCIENCE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2021

i

Forward-looking statements

This Quarterly Report on Form 10-Q for the Quarter ended March 31, 2021, or Form 10-Q, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements relate to, among other matters, plans for product development and licensing to third parties, plans and timeframe for commercial development of DNA data storage capabilities, expectations regarding market penetration, anticipated customer conversion to our products, plans to expand in international markets, identification and development of potential antibody candidates for treatment of COVID-19. Forward-looking statements are also identified by the words “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” and variations of such words and similar expressions. You should not rely upon forward-looking statements as predictions of future events. Such statement are based on management’s expectations as of the date of this filing and involve risks and uncertainties that could cause actual results, events or circumstances to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include:

●	our ability to increase our revenue and our revenue growth rate;
●	our ability to accurately estimate capital requirements and our needs for additional financing; our estimates of the size of our market opportunities;
●	our ability to increase DNA production, reduce turnaround times and drive cost reductions for our customers;
●	our ability to effectively manage our growth;
●	our ability to successfully enter new markets and manage our international expansion;
●	our ability to protect our intellectual property, including our proprietary DNA synthesis platform;
●	costs associated with defending intellectual property infringement and other claims;
●	the effects of increased competition in our business;
●	our ability to keep pace with changes in technology and our competitors;
●	our ability to successfully identify, evaluate and manage any future acquisitions of businesses, solutions or technologies;
●	the success of our marketing efforts;
●	a significant disruption in, or breach in security of our information technology systems and resultant interruptions in service and any related impact on our reputation;
●	our ability to attract and retain qualified employees and key personnel;
●	the effects of natural or man-made catastrophic events including those resulting from the novel strain of coronavirus that causes coronavirus disease 2019, or COVID-19, that was first identified in Wuhan, China;
●	the effectiveness of our internal controls;
●	changes in government regulation affecting our business;

●	uncertainty as to economic and market conditions and the impact of adverse economic conditions; and
●	other risk factors included under the section titled “Risk Factors.”

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

PART I. Financial information

Item 1.Financial statements

Twist Bioscience Corporation

Condensed Consolidated Balance Sheets (unaudited)

	March 31,	September 30,
(In thousands)	2021	2020
Assets
Current assets
Cash and cash equivalents	$399,329	$93,667
Short-term investments	156,329	196,335
Accounts receivable, net	27,290	26,376
Inventories	15,838	12,289
Prepaid expenses and other current assets	9,213	6,203
Total current assets	$607,999	$334,870
Property and equipment, net	31,975	25,466
Operating lease right-of-use assets	30,997	33,699
Goodwill	1,138	1,138
Intangible assets, net	203	307
Restricted cash, non-current	1,530	579
Other non-current assets	3,447	2,823
Total assets	$677,289	$398,882
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$8,528	$4,830
Accrued expenses	3,272	3,901
Accrued compensation	14,897	14,945
Current portion of operating lease liabilities	6,514	6,409
Current portion of long-term debt	3,168	3,333
Other current liabilities	4,063	2,611
Total current liabilities	$40,442	$36,029
Operating lease liabilities, net of current portion	22,244	24,837
Long-term debt, net of current portion	—	1,403
Other non-current liabilities	422	351
Total liabilities	$63,108	$62,620
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.00001 par value—100,000 and 100,000 shares authorized at March 31, 2021 and September 30, 2020, respectively; 48,860 and 45,083 shares issued and outstanding at March 31, 2021 and September 30, 2020, respectively	$—	$—
Additional paid-in capital	1,143,265	794,630
Accumulated other comprehensive income	190	87
Accumulated deficit	(529,274)	(458,455)
Total stockholders’ equity	$614,181	$336,262
Total liabilities and stockholders’ equity	$677,289	$398,882

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three months ended		Six months ended
	March 31,		March 31,
(In thousands, except per share data)	2021	2020	2021	2020
Revenues	$31,204	$19,297	$59,364	$36,461
Operating expenses:
Cost of revenues	$19,028	$13,564	$37,190	$27,356
Research and development	15,791	10,629	29,791	20,926
Selling, general and administrative	34,389	27,190	63,181	53,595
Litigation settlement	—	—	—	22,500
Total operating expenses	$69,208	$51,383	$130,162	$124,377
Loss from operations	$(38,004)	$(32,086)	$(70,798)	$(87,916)
Interest income	157	576	291	1,140
Interest expense	(95)	(215)	(213)	(463)
Other income (expense), net	84	18	8	(69)
Loss before income taxes	$(37,858)	$(31,707)	$(70,712)	$(87,308)
Provision for income taxes	(61)	(61)	(107)	(98)
Net loss attributable to common stockholders	$(37,919)	$(31,768)	$(70,819)	$(87,406)
Other comprehensive loss:
Change in unrealized income on investments	10	12	1	27
Foreign currency translation adjustment	38	11	102	5
Comprehensive loss	$(37,871)	$(31,745)	$(70,716)	$(87,374)
Net loss per share attributable to common stockholders—basic and diluted	$(0.78)	$(0.85)	$(1.50)	$(2.49)
Weighted average shares used in computing net loss per share attributable to common stockholders—basic and diluted	48,709	37,164	47,340	35,058

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation

Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

	Common stock
			Additional	Other		Total
			paid-in	comprehensive	Accumulated	stockholders’
(In thousands)	Shares	Amount	capital	income	deficit	equity
Balances as of December 31, 2020	48,616	$—	$1,129,165	$142	$(491,355)	$637,952
Public offering expense adjustment	—	—	36	—	—	36
Vesting of restricted stock units	67	—	—	—	—	—
Exercise of stock options	152	—	3,066	—	—	3,066
Issuance of shares under the employee stock purchase plan	49	—	2,787	—	—	2,787
Repurchases of early exercised stock options	(2)	—	—	—	—	—
Repurchases of common stock for income tax withholding	(22)	—	(3,341)	—	—	(3,341)
Stock-based compensation	—	—	11,552	—	—	11,552
Other comprehensive income	—	—	—	48	—	48
Net loss	—	—	—	—	(37,919)	(37,919)
Balances as of March 31, 2021	48,860	$—	$1,143,265	$190	$(529,274)	$614,181

	Common stock
			Additional	Other		Total
			paid-in	comprehensive	Accumulated	stockholders’
(In thousands)	Shares	Amount	capital	income	deficit	equity
Balances as of December 31, 2019	33,261	$—	$477,053	$190	$(374,162)	$103,081
Issuance of common stock in public offerings, net of underwriting discounts and commissions and offering expenses of $11,030	7,482	—	186,150	—	—	186,150
Vesting of restricted stock units	35	—	—	—	—	—
Exercise of stock options	147	—	1,387	—	—	1,387
Issuance of shares under the employee stock purchase plan	58	—	1,522	—	—	1,522
Repurchases of common stock for income tax withholding	(13)	—	(390)	—	—	(390)
Stock-based compensation	—	—	4,197	—	—	4,197
Other comprehensive income	—	—	—	23	—	23
Net loss	—	—	—	—	(31,768)	(31,768)
Balances as of March 31, 2020	40,970	$—	$669,919	$213	$(405,930)	$264,202

	Common stock
			Additional	Other		Total
			paid-in	comprehensive	Accumulated	stockholders’
(In thousands)	Shares	Amount	capital	income	deficit	equity
Balances as of September 30, 2020	45,083	$—	$794,630	$87	$(458,455)	$336,262
Issuance of common stock in public offering, net of underwriting discounts and commissions and offering expenses of $21,113	3,136	—	323,887	—	—	323,887
Net exercise of stock warrants	22	—	—	—	—	—
Vesting of restricted stock units	121	—	—	—	—	—
Exercise of stock options	497	—	9,137	—	—	9,137
Issuance of shares under the employee stock purchase plan	49	—	2,787	—	—	2,787
Repurchases of early exercised stock options	(2)	—	—	—	—	—
Repurchases of common stock for income tax withholding	(46)	—	(5,751)	—	—	(5,751)
Stock-based compensation	—	—	18,575	—	—	18,575
Other comprehensive income	—	—	—	103	—	103
Net loss	—	—	—	—	(70,819)	(70,819)
Balances as of March 31, 2021	48,860	$—	$1,143,265	$190	$(529,274)	$614,181

	Common stock
			Additional	Other		Total
			paid-in	comprehensive	Accumulated	stockholders’
(In thousands)	Shares	Amount	capital	income	deficit	equity
Balances as of September 30, 2019	32,873	$—	$470,425	$181	$(318,524)	$152,082
Issuance of common stock in public offerings, net of underwriting discounts and commissions and offering expenses of $11,306	7,579	—	188,174	—	—	188,174
Vesting of restricted stock units	119	—	—	—	—	—
Exercise of stock options	389	—	3,102	—	—	3,102
Issuance of shares under the employee stock purchase plan	58	—	1,522	—	—	1,522
Repurchases of early exercised stock options	(1)	—	—	—	—	—
Repurchases of common stock for income tax withholding	(47)	—	(1,198)	—	—	(1,198)
Stock-based compensation	—	—	7,894	—	—	7,894
Other comprehensive income	—	—	—	32	—	32
Net loss	—	—	—	—	(87,406)	(87,406)
Balances as of March 31, 2020	40,970	$—	$669,919	$213	$(405,930)	$264,202

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six months ended
	March 31,
(in thousands)	2021	2020
Cash flows from operating activities
Net loss	$(70,819)	$(87,406)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	4,575	3,064
Loss on disposal of property and equipment	2	—
Non-cash lease expense	214	(227)
Stock-based compensation	18,575	7,894
Discount (premium) accretion on investment securities	314	(232)
Realized gain on investments	(4)	—
Non-cash interest expense	44	87
Bad debt expense	417	—
Amortization of debt discount	53	105
Changes in assets and liabilities:
Accounts receivable, net	(1,331)	(2,727)
Inventories	(3,544)	(3,433)
Prepaid expenses and other current assets	(2,731)	(1,953)
Other non-current assets	(87)	(196)
Accounts payable	3,798	(3,075)
Accrued expenses	(45)	(3,037)
Accrued compensation	(38)	(1,848)
Other liabilities	1,126	(601)
Net cash used in operating activities	(49,481)	(93,585)
Cash flows from investing activities
Purchases of property and equipment	(12,030)	(4,795)
Purchases of investments	(58,795)	(6,537)
Proceeds from maturity of investments	98,494	52,500
Net cash provided by investing activities	27,669	41,168
Cash flows from financing activities
Proceeds from exercise of stock options	9,116	3,061
Proceeds from public offerings, net of underwriting discounts and commissions and offering expenses	323,887	188,376
Proceeds from issuance of common stock under employee stock purchase plan	2,787	1,522
Repayments of long-term debt	(1,667)	(1,667)
Repurchases of common stock for income tax withholding	(5,751)	(1,198)
Net cash provided by financing activities	328,372	190,094
Effect of exchange rates on cash, cash equivalents and restricted cash	53	(18)
Net increase in cash, cash equivalents, and restricted cash	306,613	137,659
Cash, cash equivalents, and restricted cash at beginning of period	94,246	47,398
Cash, cash equivalents, and restricted cash at end of period	400,859	185,057
Supplemental disclosure of cash flow information
Interest paid	109	271
Income taxes paid, net of refunds	1	120
Non-cash investing and financing activities
Property and equipment additions included in accounts payable and accrued expenses	197	774
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	63	2,833
Offering expenses included in accounts payable and accrued expenses	—	203

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

The Company has generated net losses in all periods since its inception. As of March 31, 2021, the Company had an accumulated deficit of $529.3 million and has not generated positive cash flows from operations since inception. Losses are expected to continue as the Company continues to invest in product development, manufacturing, and sales and marketing.

Since its inception, the Company has received an aggregate of $1,063.9 million in net proceeds from the issuance of equity securities and an aggregate of $13.8 million from debt. Management believes that these proceeds combined with existing cash balances on hand will be sufficient to fund operations for at least one year from the issuance of these consolidated financial statements. However, if the Company needs to obtain additional financing to fund operations beyond this period, there can be no assurance that it will be successful in raising additional financing on terms which are acceptable to the Company.

If the Company requires but is unable to obtain additional funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.

In March 2020, the World Health Organization declared the COVID-19 outbreak to be a pandemic. During the three and six months ended March 31, 2021, financial results of the Company were not significantly affected by the COVID-19 outbreak. The Company has considered all information available as of the date of issuance of these financial statements and the Company is not aware of any specific events or circumstances that would require an update to its estimates or judgments, or a revision to the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information becomes available. The extent to which the COVID-19 outbreak affects the Company’s future financial results and operations will depend on future developments which continue to evolve and are difficult to predict, including new information concerning mutations in the SARS-CoV-2 virus, which may make it more contagious, and current or future domestic and international actions to contain it and treat it.

2. Summary of significant accounting policies

Basis of presentation and use of estimates

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2020 (the Annual Report on Form 10-K) dated November 27, 2020. The condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements. The condensed consolidated balance sheet at September 30, 2020 is derived from audited consolidated financial statements but does not include all disclosures required by GAAP. The operating results for the three and six months ended March 31, 2021 are not necessarily indicative of the results expected for the full year ending September 30, 2021 or any interim period.

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

The following table provides a reconciliation of the Company’s cash and cash equivalents, current portion of restricted cash and non-current portion of restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash shown in the Company’s condensed consolidated statements of cash flows:

	March 31,	September 30,
(in thousands)	2021	2020
Cash and cash equivalents	$399,329	$93,667
Restricted cash, non-current	1,530	579
Total cash, cash equivalents and restricted cash	$400,859	$94,246

Significant accounting policies

There have been no material changes in the accounting policies from those disclosed in the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K except as disclosed below.

The Company’s current Biopharma libraries revenue primarily consists of research and development agreements with third parties that provide for up-front and periodic payments. The Company also generates revenue from research and development agreements that do not include upfront or milestone-based payments and generally recognize revenue on these types of agreements based on the timing of development activities. All these agreements may include more than one performance obligation. At the inception of the contract, the Company assesses whether each obligation represents a separate performance obligation or whether such obligations should be combined as a single performance obligation. The transaction price for each development agreement is determined based on the amount of consideration the Company expects to be entitled to for satisfying all performance obligations within the agreement. The Company usually assesses the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. In arrangements where the Company satisfies performance obligation(s) over time, the Company recognizes development revenue typically using an input method based on the costs incurred relative to the total expected cost which determines the extent of our progress toward completion. As part of the accounting for these arrangements, the Company must develop estimates and assumptions that require judgment to determine the transaction price and progress towards completion. The Company reviews their estimates of the transaction price and progress toward completion based on the best information available to recognize the cumulative progress toward completion as of the end of each reporting period and make revisions to such estimates as necessary. Also, these research and development agreements may include license payments. The Company recognizes revenue from functional license agreements when the license is transferred to the customer and the customer is able to use and benefit from the license.

The Company has contract assets of $0.8 million and contract liabilities of $0.6 million as of March 31, 2021. There were no significant contract assets and liability as of September 30, 2020. For all periods presented, the Company did not recognize revenue from amounts that were included in the contract liability balance at the beginning of each period. In addition, for all periods presented, there was no revenue recognized in a reporting period from performance obligations satisfied in previous periods.

Recent accounting pronouncements

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

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and September 30, 2020 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value.

	March 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Fair value
Assets
Cash	$33,515	$—	$—	$33,515
Money market funds	365,814	—	—	365,814
Commercial paper	—	74,958	—	74,958
U.S. government treasury bills	81,371	—	—	81,371
Totals	$480,700	$74,958	$—	$555,658

	September 30, 2020
(in thousands)	Level 1	Level 2	Level 3	Fair value
Assets
Cash	$20,254	$—	$—	$20,254
Money market funds	73,413	—	—	73,413
Commercial paper	—	94,840	—	94,840
U.S. government treasury bills	101,495	—	—	101,495
Totals	$195,162	$94,840	$—	$290,002

As of March 31, 2021 and September 30, 2020, gross unrealized gains and unrealized losses for cash equivalents and short-term investments were not material, and the contractual maturities of all marketable securities were less than one year.

4. Balance sheet components

The Company’s accounts receivable, net balance consists of the following:

	March 31,	September 30,
(in thousands)	2021	2020
Trade Receivables	$24,953	$25,790
Other Receivables	3,068	951
Allowance for Doubtful Accounts	(731)	(365)
Accounts Receivable, net	$27,290	$26,376

Inventory amounts consist of the following:

	March 31,	September 30,
(in thousands)	2021	2020
Raw Materials	$11,387	$9,237
Work-in-process	2,594	2,021
Finished Goods	1,857	1,031
	$15,838	$12,289

5. Goodwill and intangible assets

There were no changes to the carrying value of goodwill as of March 31, 2021 and September 30, 2020. Total amortization expense related to intangible assets was less than $0.1 million for the three months ended March 31, 2021 and 2020.

The intangible assets balances are presented below:

	March 31, 2021
	Useful	Gross
	life in	carrying	Accumulated	Net book
(in thousands, except for years)	years	amount	amortization	value
Developed Technology	6	$1,220	$(1,017)	$203
Tradenames & Trademarks	2	20	(20)	—
Total indefinite-lived intangible assets		$1,240	$(1,037)	$203

	September 30, 2020
	Useful	Gross
	life in	carrying	Accumulated	Net book
(in thousands, except for years)	years	amount	amortization	value
Developed Technology	6	$1,220	$(913)	$307
Tradenames & Trademarks	2	20	(20)	—
Total indefinite-lived intangible assets		$1,240	$(933)	$307

6. Commitments and contingencies

We may be subject to litigation, claims and disputes in the ordinary course of business. There is an inherent risk in any litigation or dispute and no assurance can be given as to the outcome of any claims.

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

Supplemental balance sheet information related to the Company’s operating lease as of March 31, 2021, was the following:

March 31,
(in thousands)	2021
Assets:
Operating lease right-of-use-asset	$30,997
Current liabilities:
Current portion of operating lease liabilities	$6,514
Noncurrent liabilities:
Operating lease liabilities, net of current portion	$22,244

Future minimum lease payments under all non-cancelable operating leases as of March 31, 2021 are as follows:

Operating
(in thousands)	leases
Years ending September 30:
Remainder of 2021	$3,118
2022	7,169
2023	6,766
2024	6,393
2025	6,433
Thereafter	4,907
Total minimum lease payments	$34,786
Less: imputed interest	(6,028)
Total operating lease liabilities	$28,758
Less: current portion	(6,514)
Operating lease liabilities, net of current portion	$22,244

During the three and six months ended March 31, 2021, operating lease expense was $1.9 million and $3.8 million, respectively. Cash payments for amounts included in the measurement of operating lease liabilities for the three and six months ended March 31, 2021 were $1.8 million and $3.6 million, respectively. As of March 31, 2021, the weighted-average remaining lease term was 5.1 years and the weighted-average discount rate was 7%.

In December 2020, the Company entered into a 12-year operating lease for a 110,995-square-foot facility in Wilsonville, Oregon to further expand the Company operations. Upon execution of the lease agreement, the Company provided the landlord an approximately $1.0 million security deposit in the form of a letter of credit. Subject to certain conditions pursuant to the lease, the Company expects monthly rent payments on the new facility to commence in the first quarter of 2022. The Company will pay an initial annual base rent of approximately $1.7 million, which is subject to scheduled 3% annual increases, plus certain operating expenses. The Company has been provided a tenant improvement allowance of $13.3 million. The Company has the right to sublease the facility, subject to landlord consent. The Company also has the option to extend the lease for two terms of five years. The lease had not commenced as of March 31, 2021. The lease commencement is contingent upon assuming control over the facility which is not expected to occur until the landlord completes their portion of the buildout which was not completed as of March 31, 2021. The future minimum lease payments under the agreement are $27.9 million. Refer to note 14 for the first amendment of the lease agreement.

7. Related party transactions

During the three months ended March 31, 2021 and 2020, the Company purchased raw materials from a related party investor in the amount of $1.2 million and $0.9 million, respectively. During the six months ended March 31, 2021 and 2020, the Company purchased raw materials from a related party investor in the amount of $2.3 million and $1.6 million, respectively. Payable balances and cash receipts and receivable balances with the related parties were immaterial as of March 31, 2021 and September 30, 2020.

8. Income taxes

In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that quarter. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate primarily as a result of state taxes, foreign taxes, and changes in the Company’s valuation allowance against its deferred tax assets. For each of the three and six months ended March 31, 2021 and 2020, the Company recorded an immaterial provision for income taxes.

9. Warrants

In connection with its long-term debt agreements, the Company issued 18,854 and 7,531 warrants for its common stock on December 22, 2015 and March 28, 2016, respectively. As of September 30, 2020, there were 26,385 warrants outstanding. In October 2020, a total of 18,854 warrants with an exercise price of $14.85 per common share were net exercised for a net 16,051 common shares issued by the Company. In November 2020, a total of 7,531 warrants with an exercise price of $21.24 per common share were net exercised for a net 6,041 common shares issued by the Company. There are no outstanding warrants for the Company’s common stock as of March 31, 2021.

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

On September 1, 2020, the board of directors approved the implementation of a revised annual equity award program for executive officers and senior level employees to be granted as performance-based stock units (PSUs) under the 2018 Plan. The number of PSUs ultimately earned under these awards is calculated based on the achievement of certain total revenue threshold during the fiscal year ending September 30, 2022. The percentage of PSUs that vest will depend on the board of directors’ determination of total revenue at the end of the performance period and can range from 0% to 150% of the number of units granted. The provisions of the PSUs are considered a performance condition, and the effects of that performance condition are not reflected in the grant date fair value of the awards. The Company used the Black-Scholes method to calculate the fair value at the grant date without regard to the vesting condition and will recognize compensation cost for the units that are expected to vest. As of March 31, 2021, the Company determined that 245,913 shares are expected to vest based on the probability of the performance condition that will be achieved under this equity award program. The Company reassesses the probability of the performance condition at each reporting period and adjusts the compensation cost based on the probability assessment. The weighted-average grant date fair value was determined to be $45.01 per share. As of March 31, 2021, the unrecognized compensation costs related to these awards were $8.0 million. The Company expects to recognize those costs over a weighted average period of 1.5 years.

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

Activity under the equity incentive plans during the six months ended March 31, 2021 is summarized below:

			Weighted	Weighted
			average	average
			exercise	remaining	Aggregate
	Shares	Options	price per	contractual	intrinsic
(in thousands, except per share data)	available	outstanding	share	term (years)	value
Outstanding at September 30, 2020	1,034	3,913	$24.35	8.1	$204,365
Additional shares authorized	1,000	—	—	—	—
Stock options granted	(108)	108	50.13	—	—
Stock options exercised	—	(498)	18.66	—	—
Stock options forfeited	57	(57)	29.46	—	—
Restricted stock units granted	(315)	—	—	—	—
Forfeiture of restricted stock units	27	—	—	—	—
Shares withheld for payment of taxes	46	—	—	—	—
Early exercised options repurchased	2	—	—	—	—
Outstanding at March 31, 2021	1,743	3,466	$25.21	7.7	$342,000
Vested or expected to vest at March 31, 2021		3,466	$25.21	7.7	$342,000
Vested and exercisable at March 31, 2021		1,477	$16.07	6.9	$159,173

Total stock-based compensation expense recognized was as follows:

	Three months ended		Six months ended
	March 31,		March 31,
(in thousands)	2021	2020	2021	2020
Cost of revenues	$731	$250	$1,218	$610
Research and development	2,427	797	4,428	1,524
Selling, general and administrative	8,394	3,150	12,929	5,760
Total stock-based compensation	$11,552	$4,197	$18,575	$7,894

As of March 31, 2021, there was $33.9 million of total unrecognized compensation cost related to non-vested stock options under the equity incentive plans that are expected to be recognized over a weighted average period of 2.1 years. The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2021 was $30.33 per share.

Restricted Stock Units

Restricted stock primarily consists of restricted stock unit awards (RSUs) which have been granted to employees. The value of an RSU award is based on the Company’s stock price on the date of grant. The shares underlying the RSU awards are not issued until the RSUs vest. Upon vesting, each RSU converts into one share of the Company’s common stock.

Activity with respect to the Company’s restricted stock units during the six months ended March 31, 2021 was as follows:

		Weighted	Weighted
		average	average
	Number	grant date	remaining	Aggregate
	of	fair value	contractual	Intrinsic
(in thousands, except share and per share data)	Shares	per share	term (years)	Value
Outstanding at September 30, 2020	569	$32.96	3.2	$43,260
Restricted stock units granted	315	106.80	—	—
Restricted stock units vested	(121)	36.47	—	—
Restricted stock units forfeited	(27)	79.88	—	—
Outstanding at March 31, 2021	736	$62.27	3.1	$91,209
Expected to vest at March 31, 2021	736	$62.27	3.1	$91,209

As of March 31, 2021, there was $43.6 million of total unrecognized compensation cost related to these issuances that is expected to be recognized over a weighted average period of 2.8 years.

2018 Employee Stock Purchase Plan

On September 26, 2018, the board of directors adopted the 2018 Employee Stock Purchase Plan (the 2018 ESPP). The number of shares reserved for issuance under the 2018 ESPP upon approval was 275,225 shares of the Company’s common stock, and it increases automatically on the first day of each fiscal year, following the fiscal year in which the 2018 ESPP becomes effective, by a number equal to the least of 249,470 shares, 1% of the shares of common stock outstanding at that time, or such number of shares determined by the Company’s board of directors. The number of shares reserved for issuance as at March 31, 2021 is as follows:

Shares
(In thousands)	available
Outstanding at September 30, 2020	179
Additional shares authorized	250
Shares issued during the period	(49)
Outstanding at March 31, 2021	380

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

Unless otherwise determined by the board of directors, the Company’s common stock will be purchased for the accounts of employees participating in the 2018 ESPP at a price per share that is the lesser of 85% of the fair market value of the Company’s common stock on the first trading day of the offering period. During the three and six months ended March 31, 2021 and 2020, activity under the 2018 ESPP was immaterial.

12. Net loss per share attributable to common stockholders

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders:

	Three months ended		Six months ended
	March 31,		March 31,
(in thousands, except per share data)	2021	2020	2021	2020
Numerator:
Net loss attributable to common stockholders	$(37,919)	$(31,768)	$(70,819)	$(87,406)
Denominator:
Weighted average shares used in computing net loss per share, basic and diluted	48,709	37,164	47,340	35,058
Net loss per share attributable to common stockholders, basic and diluted	$(0.78)	$(0.85)	$(1.50)	$(2.49)

The potentially dilutive common shares that were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented are as follows:

	Three and six months ended
	March 31,
(in thousands)	2021	2020
Shares subject to options to purchase common stock	3,466	4,062
Shares subject to performance-based stock options	37	—
Unvested restricted shares of common stock	—	3
Unvested restricted stock units	736	531
Unvested shares of common stock issued upon early exercise of stock options	9	27
Shares subject to employee stock purchase plan	23	56
Shares subject to warrants to purchase common stock	—	27
Total	4,271	4,706

13. Geographic, product and industry information

The table below sets forth revenues by geographic region, based on ship-to destinations. Americas consists of Canada, Mexico, and South America; EMEA consists of Europe, the Middle East, and Africa; and APAC consists of Japan, China, South Korea, India, Singapore, Malaysia, and Australia.

	Three months ended		Six months ended
	March 31,		March 31,
(in thousands)	2021	2020	2021	2020
United States	$18,077	$11,752	$35,111	$21,579
EMEA	9,978	6,232	19,036	12,172
APAC	2,665	944	4,432	2,186
Americas	484	369	785	524
Total	$31,204	$19,297	$59,364	$36,461

The table below sets forth revenues by products.

	Three months ended		Six months ended
	March 31,		March 31,
(in thousands)	2021	2020	2021	2020
Synthetic genes	$9,189	$9,116	$18,064	$16,952
Oligo pools	1,841	1,101	3,351	2,342
DNA and Biopharma libraries	3,223	1,354	5,427	2,412
NGS tools	16,951	7,726	32,522	14,755
Total	$31,204	$19,297	$59,364	$36,461

The table below sets forth revenues by industry.

	Three months ended		Six months ended
	March 31,		March 31,
(in thousands)	2021	2020	2021	2020
Industrial chemicals	$8,661	$7,541	$15,793	$13,678
Academic research	5,648	5,542	10,549	10,493
Healthcare	16,564	5,752	32,540	11,587
Agricultural	331	462	482	703
Total	$31,204	$19,297	$59,364	$36,461

14. Subsequent events

On April 30, 2021, the Company was issued a Convertible Promissory Note (Note) by a privately held company (Borrower) in the sum of $5.0 million. On May 3, 2021, the Company advanced $1.0 million to the Borrower under the Note. The Note is unsecured, bears interest at 4% per annum, and matures on May 31, 2021. Outstanding principal and any unpaid accrued interest will be converted into preferred shares of the Borrower if before the repayment of the Note, the Borrower has an equity financing round.

On April 13, 2021, the Company entered into a first amendment (the "First Lease Amendment"), which amends the terms of the Wilsonville, Oregon lease agreement dated December 18, 2020. The First Lease Amendment increases the premises originally leased within the same building by approximately 101,000 square feet (the "Additional Premises"). The Company intends to use the Additional Premises to support its additional product offerings, including DNA data storage, or other high value growth product lines. The First Lease Amendment also extends the termination date until April 1, 2034 and modifies the Company's option to extend the term to an additional 10-year term for the Premises. Additional rent under the First Lease Amendment for the Additional Premises commences April 1, 2022 with approximately $1.2 million in rent payments due the first year and approximately $17.6 million in aggregate estimated rent payments due over the total initial term of the First Lease Amendment. In addition, the First Lease Amendment increases the base rental payments relating to the Original Premises by 3% for the period in which the First Lease Amendment extends the term of the original premises. The Company is obligated to pay approximately 26% of the operating expenses and utilities applicable to the Additional Premises. The Landlord will provide the Company with a tenant improvement allowance in connection with the Company's improvements to the Additional Premises of approximately $4.3 million.

On April 14, 2021, the Company entered into a 5-year operating lease for a 15,538-square-feet warehouse in Brisbane, California to further expand the Company operations. Upon execution of the lease agreement, the Company provided the landlord an approximately $0.2 million security deposit. The Company will pay an initial annual base rent of approximately $0.3 million, which is subject to scheduled 3% annual increases, plus certain operating expenses. The Company has the right to sublease the facility, subject to landlord consent. The future minimum lease payments under the agreement are $2.2 million.

*   *     *     *     *

Item 2.Management’s discussion and analysis of financial condition and results of operations

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

We generated revenues of $31.2 million and $19.3 million in the three months ended March 31, 2021 and 2020, while incurring net losses of $37.9 million and $31.8 million for the three months ended March 31, 2021 and 2020 respectively. Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the success of our existing products and development and commercialization of additional products in the synthetic biology industry.

For the three months ended March 31, 2021 and 2020 we served approximately 1,692 and 1,436 customers, respectively, and revenue from Ginkgo Bioworks, Inc., which we believe is one of the largest global purchaser of synthetic DNA, was $2.4 million, and $3.9 million, respectively. Sales to Ginkgo Bioworks, Inc. accounted for 8% and 20% of our total revenue for the three months ended March 31, 2021 and 2020 respectively.

During the three months ended March 31, 2021 revenue increase by 62% to $31.2 million from $19.3 million compared with three months ended March 31, 2020 primarily due to growth in NGS tools and DNA Libraries.

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

In the three months ended March 31, 2021, our net revenues increased sequentially to $31.2 million from net revenues of $28.2 million in the three months ended December 31, 2020. Our net revenues from NGS tools grew to $17.0 million in the three months ended March 31, 2021, from $15.6 million in the three months ended December 31, 2020, due to customers adopting our NGS tools and ramping up of production volume. Our synthetic gene revenue attributable to Ginkgo Bioworks, one of our largest customers, was $2.4 million in the three months ended March 31, 2021, versus $1.4 million in the three months ended December 31, 2020. Our non-Ginkgo synthetic gene revenue of $6.9 million in the three months ended March 31, 2021 decreased from $7.4 million in the three months ended December 31, 2020. Our selling, general and administrative expenses, or SG&A, increased to $34.4 million in the three months ended March 31, 2021 from $28.8 million in the prior three months ended December 31, 2020, due to increases in salary and compensation and stock compensation. Our research and development expenses increased nominally from $14.0 million in the three months ended December 31, 2020 to $15.8 million in the three months ended March 31, 2021.

COVID-19 considerations

During the three and six months ended March 31, 2021, our revenues were not significantly affected by the COVID-19 pandemic. However, the extent to which the COVID-19 pandemic affects our future financial results and operations will depend on future developments which are highly uncertain and cannot be predicted, including the recurrence, severity and/or duration of the ongoing pandemic, and current or future domestic and international actions to contain and treat COVID-19.

We are following public and private sector policies and initiatives to reduce the transmission of COVID-19, such as the imposition of travel restrictions and the promotion of social distancing and work-from-home arrangements. We have taken and continue to take a variety of measures to ensure the availability and functioning of our critical infrastructure, to promote the safety and security of our employees and to support the communities in which we operate. These measures include increasing our inventory, requiring remote working arrangements for employees not integral in physically making and shipping our products or who do not need specialized equipment to perform their work, investing in personal protective equipment, and providing paid sick leave to affected employees.

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

Financial overview

The following table summarizes certain selected historical financial results:

	Three months ended		Six months ended
	March 31,		March 31,
(in thousands)	2021	2020	2021	2020
Revenues	$31,204	$19,297	$59,364	$36,461
Loss from operations	(38,004)	(32,086)	(70,798)	(87,916)
Net loss attributable to common stockholders	(37,919)	(31,768)	(70,819)	(87,406)

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

	Three months ended March 31,				Six months ended March 31,
(in thousands, except percentages)	2021	%	2020	%	2021	%	2020	%
United States	$18,077	58%	$11,752	61%	$35,111	59%	$21,579	59%
EMEA	9,978	32%	6,232	32%	19,036	32%	12,172	34%
APAC	2,665	8%	944	5%	4,432	8%	2,186	6%
Americas	484	2%	369	2%	785	1%	524	1%
Total revenues	$31,204	100%	$19,297	100%	$59,364	100%	$36,461	100%

Revenues by product

The table below sets forth revenues by product:

	Three months ended March 31,				Six months ended March 31,
(in thousands, except percentages)	2021	%	2020	%	2021	%	2020	%
Synthetic genes	$9,189	30%	$9,116	47%	$18,064	30%	$16,952	47%
Oligo pools	1,841	6%	1,101	6%	3,351	6%	2,342	6%
DNA and Biopharma libraries	3,223	10%	1,354	7%	5,427	9%	2,412	7%
NGS tools	16,951	54%	7,726	40%	32,522	55%	14,755	40%
Total revenues	$31,204	100%	$19,297	100%	$59,364	100%	$36,461	100%

Revenues by industry

The table below sets forth revenues by industry:

	Three months ended March 31,				Six months ended March 31,
(in thousands, except percentages)	2021	%	2020	%	2021	%	2020	%
Industrial chemicals	$8,661	28%	$7,541	39%	$15,793	26%	$13,678	38%
Academic research	5,648	18%	5,542	29%	10,549	18%	10,493	29%
Healthcare	16,564	53%	5,752	30%	32,540	55%	11,587	31%
Agriculture	331	1%	462	2%	482	1%	703	2%
Total revenues	$31,204	100%	$19,297	100%	$59,364	100%	$36,461	100%

Product shipments including synthetic genes

Shipments of all products and number of genes shipped in the three months ended March 31, 2021, December 31, 2020, September 30, 2020, June 30, 2020, March 31, 2020, December 31, 2019, September 30, 2019, and June 30, 2019 were as follows:

	Three months ended
	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,
(in thousands, except shipments)	2021	2020	2020	2020	2020	2019	2019	2019
Number of genes shipped	90	84	87	83	89	80	80	68
Number of shipments	10,981	9,313	8,292	7,213	6,595	6,154	5,631	5,151

Comparison of the three months ended March 31, 2021 and 2020

Revenues

	Three months ended March 31,
(in thousands, except percentages)	2021	2020	Change	%
Revenues	$31,204	$19,297	$11,907	62%

In the three months ended March 31, 2021, revenues increased to $31.2 million from $19.3 million in the three months ended March 31, 2020. The revenue increase reflects growth in DNA and Biopharma libraries revenue of $1.9 million and NGS tools revenue of $9.2 million. In the three months ended March 31, 2021, we shipped 89.6 thousand genes including 9.5 thousand adapters-off non-clonal genes that were introduced in December 2020 compared to 88.5 thousand genes in the three months ended March 31, 2020, an increase of 1%. Synthetic gene pricing to our customers was relatively constant period-over-period, but the product mix changed with the introduction of our adapters-off non-clonal genes. The primary reason for NGS tools revenue growth was the adoption of our product by a larger customer base. We do not believe that pricing changes had a meaningful impact on the revenue changes for NGS tools period-over-period.

Cost of revenues

	Three months ended March 31,
(in thousands, except percentages)	2021	2020	Change	%
Cost of revenues	$19,028	$13,564	$5,464	40%

In the three months ended March 31, 2021, cost of revenues increased to $19.0 million from $13.6 million in the three months ended March 31, 2020. The increase was primarily due to increase in the payroll and stock compensation costs of $1.6 million related to supporting new product portfolio launches and increase in volume of products shipped. Consumption of reagents and production materials and labor cost increased by $3.2 million associated with the increased product shipments. Information technology cost increased by $0.5 million. The Company’s cost of revenues was 61% and 70% of total revenues for the three months ended March 31, 2021 and 2020, respectively. The favorable change in cost of revenues to total revenues was mainly due to increase in the volume and the change in the mix of products sold during the current period.

Research and development expenses

	Three months ended March 31,
(in thousands, except percentages)	2021	2020	Change	%
Research and development	$15,791	$10,629	$5,162	49%

In the three months ended March 31, 2021, research and development expenses increased to $15.8 million from $10.6 million in the three months ended March 31, 2020. The increase was primarily due to increases in our data storage business by $1.4 million, in our Pharma business by $1.4 million and in our DNA synthesis business by $1.1 million. The increases were mainly in payroll and stock compensation expenses of $4.8 million and facilities cost of $0.2 million relating to an increase in engineering services.

Selling, general and administrative

	Three months ended March 31,
(in thousands, except percentages)	2021	2020	Change	%
Selling, general and administrative	34,389	$27,190	$7,199	26%

In the three months ended March 31, 2021, SG&A expenses increased to $34.4 million from $27.2 million in the three months ended March 31, 2020. The increase was primarily due to increases in payroll expenses related to increased headcount, recruiting expenses, outside audit services, Sarbanes-Oxley compliance and other professional services offset by a $5.4 million decrease in legal expenses. Salaries and related costs increased by $10.1 million as a result of increased headcount, including $5.2 million higher stock-based compensation expense. Outside services costs increased by $1.4 million, depreciation expense increased by $0.5 million, bad debt expense increased by $0.3 million and insurance expense increased by $0.2 million. The increase in SG&A expenses was offset by a decrease in travel expenses of $0.6 million, primarily due to travel restrictions.

Interest, and other income (expense), net

	Three months ended March 31,
(in thousands, except percentages)	2021	2020	Change	%
Interest income	$157	$576	$(419)	73%
Interest expense	(95)	(215)	120	56%
Other income (expense)	84	18	66	367%
Total interest, and other income (expense), net	$146	$379	$(233)	61%

In the three months ended March 31, 2021, interest income was $0.1 million compared to $0.6 million in the three months ended March 31, 2020, resulting from our short-term investments. The decrease in interest expense was related to the lower amount of debt outstanding under our credit facility with Silicon Valley Bank.

Provision for income taxes

	Three months ended March 31,
(in thousands, except percentages)	2021	2020	Change	%
Provision for income taxes	$61	$61	$—	—%

We recorded income tax expense of less than $0.1 million in the three months ended March 31, 2021 and 2020.

Comparison of the six months ended March 31, 2021 and 2020

Revenues

	Six months ended March 31,
(in thousands, except percentages)	2021	2020	Change	%
Revenues	$59,364	$36,461	$22,903	63%

In the six months ended March 31, 2021, revenues increased to $59.4 million from $36.5 million in the six months ended March 31, 2020. The revenue increase reflects growth in DNA and Biopharma libraries revenue of $3.0 million and NGS tools revenue of $17.8 million. In the six months ended March 31, 2021, we shipped 174.6 thousand genes including 10.3 thousand adapters-off non-clonal genes that were introduced in December 2020 compared to 168.4 thousand genes in the six months ended March 31, 2020, an increase of 4%. Synthetic gene pricing to our customers was relatively constant period-over-period, but the product mix changed with the introduction of our adapters-off non-clonal genes. The primary reason for NGS tools revenue growth was the adoption of our product by a larger customer base. We do not believe that pricing changes had a meaningful impact on revenue from NGS tools period-over-period.

Cost of revenues

	Six months ended March 31,
(in thousands, except percentages)	2021	2020	Change	%
Cost of revenues	$37,190	$27,356	$9,834	36%

In the six months ended March 31, 2021, cost of revenue increased to $37.2 million from $27.4 million in the six months ended March 31, 2020. The increase was primarily due to increase in the payroll and stock compensation costs of $2.7 million related to supporting new product portfolio launches and increase in volume of products shipped. Consumption of reagents and production materials and labor cost increased by $5.6 million associated with the increased product shipments. Outside services increased by $0.6 million and information technology cost increased by $0.4 million. The Company’s cost of revenues was 63% and 75% of total revenues for the three months ended March 31, 2021 and 2020, respectively. The favorable change in cost of revenues to total revenues was mainly due to increase in the volume and the change in the mix of products sold during the current period.

Research and development expenses

	Six months ended March 31,
(in thousands, except percentages)	2021	2020	Change	%
Research and development	$29,791	$20,926	$8,865	42%

In the six months ended March 31, 2021, research and development expenses increased to $29.8 million from $20.9 million in the six months ended March 31, 2020. The increase was primarily due to increases in our data storage business by $3.3 million, in our Pharma business by $2.1 million and in our DNA synthesis business by $1.5 million. The increases were mainly in payroll and stock-based compensation related expense of $8.4 million relating to an increase in engineering employees and outside services.

Selling, general and administrative

	Six months ended March 31,
(in thousands, except percentages)	2021	2020	Change	%
Selling, general and administrative	$63,181	$53,595	$9,586	18%

In the six months ended March 31, 2021, SG&A expenses increased to $63.2 million from $53.6 million in the six months ended March 31, 2020. The increase was primarily due to increases in payroll expenses and related costs by $16.3 million as a result of increased headcount, including $7.2 million higher stock-based compensation expense. Outside services, including audit costs, increased by $4.3 million, depreciation expense increased by $0.9 million, bad debt expense increased by $0.4 million and insurance expenses increased by $0.4 million. The increase in SG&A expenses was offset by a decrease in travel expenses of $1.5 million and a decrease of $11.6 million in legal expenses.

Litigation settlement

	Six months ended March 31,
(in thousands, except percentages)	2021	2020	Change	%
Litigation settlement	$—	$22,500	$22,500	100%

On February 6, 2020, we, Dr. Leproust, Dr. Chen, Ms. Glaize, and Agilent agreed to the terms of a settlement agreement to pay Agilent Technologies, Inc. (“Agilent”) $22.5 million within 14 days of the settlement agreement to resolve all claims and counterclaims initiated with the complaint. This expense was accrued in the consolidated financial statements in the three months ended December 31, 2019 and paid on February 13, 2020.

Interest, and other income (expense), net

	Six months ended March 31,
(in thousands, except percentages)	2021	2020	Change	%
Interest income	$291	$1,140	$(849)	74%
Interest expense	(213)	(463)	250	54%
Other income (expense)	8	(69)	77	112%
Total interest, and other income (expense), net	$86	$608	$(522)	86%

In the six months ended March 31, 2021, interest income was $0.3 million compared to $1.1 million in the six months ended March 31, 2020, resulting from our short-term investments. The decrease in interest expense was related to the lower amount of debt outstanding under our credit facility with Silicon Valley Bank.

Provision for income taxes

	Six months ended March 31,
(in thousands, except percentages)	2021	2020	Change	%
Provision for income taxes	$107	$98	$9	9%

We recorded income tax expense of $0.1 million in both the six months ended March 31, 2021 and 2020.

Liquidity and capital resources

To date, we have financed our operations principally through public equity raises, private placements of our convertible preferred stock, borrowings from credit facilities and revenue from our commercial operations.

Since our inception on February 4, 2013 and through March 31, 2021, we have received an aggregate of $1,063.9 million in net proceeds from the issuance of equity securities and an aggregate of $13.8 million from debt. As of March 31, 2021, we had a balance of $399.3 million of cash and cash equivalents and $156.3 million in short-term investments.

Loan and Security Agreement

In September 2017, we entered into a Fourth Amended and Restated Loan and Security Agreement, or the Fourth Loan, with Silicon Valley Bank (SVB), which allowed for borrowings aggregating up to $20.0 million in a series of three advances.

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

In connection with the first advance, we issued warrants to purchase 64,127 shares of common stock at an exercise price of $6.24 per share. The Fourth Loan contains a subjective acceleration clause under which the Fourth Loan could become due and payable to SVB in the event of a material adverse change in our business. The term of the loan is 51 months with an interest rate of prime plus 3.00% and a final payment fee of $0.7 million.

In addition, we obtained a revolving facility from SVB in September 2017 as part of the Fourth Loan which allows us to borrow up to $10.0 million. The principal amount outstanding under the revolving line accrues interest at a floating per annum rate equal to one percentage point (1.00%) above the prime rate, which interest is payable monthly. The amounts available under the revolving line are limited by an advance rate which is a percentage of our account receivables balance. As of March 31, 2021, we had not borrowed against the $10.0 million revolving facility.

Our credit facilities contain customary representations and warranties and customary affirmative and negative covenants applicable to us and our subsidiaries, including, among other things, restrictions on changes in business, management, ownership or business locations, indebtedness, encumbrances, investments, mergers or acquisitions, dispositions, maintenance of collateral accounts, prepayment of other indebtedness, distributions and transactions with affiliates. The credit facilities contain customary events of default subject in certain cases to grace periods and notice requirements, including (a) failure to pay principal, interest and other obligations when due, (b) material misrepresentations, (c) breach of covenants, conditions or agreements in the credit facilities, (d) default under material indebtedness, (e) certain bankruptcy events, (f) a material adverse change; (g) attachment, levy or restraint on business, (h) default with respect to subordinated debt, (i) cross default under our credit facilities, and (j) government approvals being revoked. As part of the Fourth Loan, all rights, title and interest to our personal property, with the exception of our intellectual property, have been pledged as collateral, including cash and cash equivalents, short-term investments, accounts receivable, contractual rights to payment, license agreements, general intangibles, inventory and equipment. We were in compliance with all covenants under the loan and security agreement as of March 31, 2021.

Future maturities of the loan as of March 31, 2021 are as follows:

(in thousands), years ending September 30	Principal	Interest	Total
Remainder of 2021	$1,667	$58	$1,725
2022	833	9	842

	$2,500	$67	$2,567
Less: Interest			(67)

Total amount of loan principal	—	—	$2,500
Less unamortized debt discount	—	—	(31)
Add accretion of final payment fee	—	—	699

	—	—	$3,168

Operating capital requirements

Our primary uses of capital are, and we expect will continue to be for the near future, working capital, compensation and related expenses, manufacturing costs, laboratory and related supplies, legal and other regulatory expenses and general overhead costs. As of March 31, 2021, we had $9.9 million in commitments for capital expenditures.

Cash flows

The following table summarizes our sources and uses of cash and cash equivalents:

	Six months ended March 31,
(in thousands)	2021	2020
Net cash used in operating activities	$(49,481)	$(93,585)
Net cash provided by investing activities	27,669	41,168
Net cash provided by financing activities	328,372	190,094

Operating activities

In the six months ended March 31, 2021, net cash used in operating activities was $49.5 million and consisted primarily of a net loss of $70.8 million adjusted for non-cash items, including depreciation and amortization expenses of $4.6 million, stock-based compensation expense of $18.6 million, and a change in operating assets and liabilities of $2.9 million. The change in operating assets and liabilities was mainly due to increase in accounts payable of $3.8 million and other liabilities of $1.1 million offset by decreased in accounts receivable of $1.3 million, inventory of $3.5 million and prepaid expenses of $2.7 million.

In the six months ended March 31, 2020, net cash used in operating activities was $93.6 million, and consisted primarily of a net loss of $87.4 million adjusted for non-cash items, including depreciation and amortization expenses of $3.1 million, stock-based compensation expense of $7.9 million, and a change in operating assets and liabilities of $16.9 million. The change in operating assets and liabilities was mainly due to decrease in inventories of $3.4 million, accounts receivables of $2.7 million, prepaid and other current assets of $2.0 million, account payable of $3.1 million, accrued expenses of $3.0 million and accrued compensation of $1.8 million.

Investing activities

In the six months ended March 31, 2021, our investing activities provided net cash of $27.7 million. The net cash provided resulted primarily from the net impact of purchases and maturity of investments of $ 39.7 million and purchases of laboratory property, equipment, and computers of $ 12.0 million.

In the six months ended March 31, 2020, our investing activities provided net cash of $41.2 million. The net cash provided resulted primarily from the net impact of purchases and maturity of investments of $ 46.0 million and purchases of laboratory property, equipment, and computers of $ 4.8 million.

Financing activities

In the six months ended March 31, 2021, net cash provided by financing activities was $328.4 million, which consisted of $323.9 million in proceeds from a public offering of our common stock, net of underwriting discounts and commissions and offering expenses, $2.8 million from proceeds from issuance of shares under the 2018 ESPP and $9.1 million from the exercise of stock options, offset by $1.7 million in principal payments on long term debt and $5.8 million in repurchases of common stock for income tax withholdings.

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

Contractual obligations and other commitments

Our contractual obligations have not materially changed from those reported in our Annual Report on Form 10-K other than transactions noted below.

In December 2020, we entered into a 12-year operating lease for a 110,995 square foot facility in Wilsonville, Oregon to further expand our operations. Subject to certain conditions pursuant to the lease, we expect monthly rent payments on the new facility to commence in the first quarter of 2022. We will pay an initial annual base rent of approximately $1.7 million, which is subject to scheduled 3% annual increases, plus certain operating expenses. We have been provided a tenant improvement allowance of $13.3 million. We have the right to sublease the facility, subject to landlord consent. We also have the option to extend the lease for two terms of five years. The lease has not commenced as of March 31, 2021. The lease commencement is contingent upon assuming control over the facility which is not expected to occur until the landlord completes their portion of the buildout which has not yet commenced as of March 31, 2021. The future minimum lease payments under the agreement are $27.9 million.

On April 13, 2021, we entered into the First Lease Amendment, which amends the terms of the Wilsonville, Oregon lease agreement dated December 18, 2020. The First Lease Amendment increases the premises originally leased within the same building by approximately 101,000 square feet. We intend to use the Additional Premises to support its additional product offerings, including DNA data storage, or other high value growth product lines. The First Lease Amendment also extends the termination date until April 1, 2034 and modifies our option to extend the term to an additional 10-year term for the Premises. Additional rent under the First Lease Amendment for the Additional Premises commences April 1, 2022 with approximately $1.2 million in rent payments due the first year and approximately $17.6 million in aggregate estimated rent payments due over the total initial term of the First Lease Amendment. In addition, the First Lease Amendment increases the base rental payments relating to the Original Premises by 3% for the period in which the First Lease Amendment extends the term of the original premises. We are obligated to pay approximately 26% of the operating expenses and utilities applicable to the Additional Premises. The Landlord will provide us with a tenant improvement allowance in connection with our improvements to the Additional Premises of approximately $4.3 million.

On April 14, 2021, we entered into a 5-year operating lease for a 15,538-square-feet warehouse in Brisbane, California to further expand our operations. Upon execution of the lease agreement, we provided the landlord an approximately $0.2 million security deposit. We will pay an initial annual base rent of approximately $0.3 million, which is subject to scheduled 3% annual increases, plus certain operating expenses. We have the right to sublease the facility, subject to landlord consent. The future minimum lease payments under the agreement are $2.1 million.

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

For all of our contracts to date other than Biopharma contracts, the customer orders a specified quantity of a synthetic DNA sequence; therefore, the delivery of the ordered quantity per the purchase order is accounted for as one performance obligation. Some contracts may contain prospective discounts when certain order quantities are exceeded; however, these future discounts are either not significant, not deemed to be incremental to the pricing offered to other customers, or not enforceable options to acquire additional goods. As a result, these discounts do not constitute a material right and do not meet the definition of a separate performance obligation. We do not offer retrospective discounts or rebates.

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

We generally recognize revenue at a point in time when control of the products is transferred to the customer. Management applies judgment in evaluating when a customer obtains control of the promised good which is generally when the product is delivered to the customer. Our customer contracts generally include a standard assurance warranty to guarantee that our products comply with agreed specifications. We reduce revenue by the amount of expected returns which have been insignificant.

Our Biopharma libraries revenue currently primarily consists of research and development agreements with third parties that provide for up-front and periodic payments. We also generate revenue from research and development agreements that do not include upfront or milestone-based payments and generally recognize revenue on these types of agreements based on the timing of development activities. All these agreements may include more than one performance obligation. At the inception of the contract, we assess whether each obligation represents a separate performance obligation or whether such obligations should be combined as a single performance obligation. The transaction price for each development agreement is determined based on the amount of consideration we expect to be entitled to for satisfying all performance obligations within the agreement. We usually assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. In arrangements where we satisfy performance obligation(s) over time, we recognize development revenue typically using an input method based on our costs incurred relative to the total expected cost which determines the extent of our progress toward completion. As part of the accounting for these arrangements, we must develop estimates and assumptions that require judgment to determine the transaction price and progress towards completion. We review our estimate of the transaction price and progress toward completion based on the best information available to recognize the cumulative progress toward completion as of the end of each reporting period, and make revisions to such estimates as necessary. Also, these research and development agreements may include license payments. We recognize revenue from functional license agreements when the license is transferred to the customer and the customer is able to use and benefit from the license.

We have contract assets of $0.8 million and contract liabilities of $0.6 million as of March 31, 2021. For all periods presented, we did not recognize revenue from amounts that were included in the contract liability balance at the beginning of each period. In addition, for all periods presented, there was no revenue recognized in a reporting period from performance obligations satisfied in previous periods.

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

Stock-based compensation

We have granted stock-based awards, consisting of stock options and restricted stock, to our employees, certain non-employee consultants and certain members of our board of directors. We measure stock-based compensation expense for restricted stock and stock options granted to our employees and directors on the date of grant and recognize the corresponding compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. We measure stock-based compensation expense for restricted stock and stock options granted to non-employee consultants on the date of grant and recognize the corresponding compensation expense of those awards over the period in which the related services are received. We adjust for actual forfeitures as they occur.

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

Item 3.Quantitative and qualitative disclosures about market risk

Interest rates risk

We had cash and cash equivalents totaling $399.3 million and $93.7 million as of March 31, 2021 and September 30, 2020, respectively. We had short-term investments of $156.3 million and $196.3 million as of March 31, 2021 and September 30, 2020, respectively. Our cash and cash equivalents consist of cash in bank accounts and money market funds, and short-term investments consist of U.S. government agency bonds, and commercial paper. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio. Therefore, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

Item 4.Controls and procedures

(a)  Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021 as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by the Quarterly Report on Form 10-Q.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of such date due to the material weaknesses in our internal control over financial reporting described below.

Previously Identified Material Weaknesses

Refer to the management report on internal control over financial reporting disclosed in Part II—Item  9A of the Form 10-K for the year ended September 30, 2020 filed with SEC on November 27, 2020.

Remediation Efforts

We have identified the following remediation efforts for the material weaknesses described above.

Journal Entries

We are designing and implementing a process and control whereby an individual without access to create and post journal entries independently prepares a journal entry review file to identify instances of journal entries created and posted by the same individual or edited and posted by the same individual.

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

(b)  Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1.Legal proceedings

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

Item 1A.   Risk factors

Investing in our common stock involves a high degree of risk. You should carefully consider all information in the Annual Report on Form 10-K prior to investing in our common stock. These risks are discussed more fully in the section titled “Risk Factors.” These risks and uncertainties include, but are not limited to, the following:

●	We are subject to risks associated with COVID-19;
●	We have incurred net losses in every period to date, and we expect to continue to incur significant losses as we develop our business and may never achieve profitability;
●	We will require additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product manufacturing and development and other operations;
●	If we are unable to maintain adequate revenue growth or do not successfully manage such growth, our business and growth prospects will be harmed;
●	Rapidly changing technology and extensive competition in synthetic biology could make the products we are developing and producing obsolete or non-competitive unless we continue to develop and manufacture new and improved products and pursue new market opportunities;
●	The continued success of our business relies heavily on our disruptive technologies and products and our position in the market as a leading provider or synthetic DNA using a silicon chip;
●	We depend on one single-source supplier for a critical component for our DNA synthesis process. The loss of this supplier or its failure to supply us with the necessary component on a timely basis, could cause delays in the future capacity of our DNA synthesis process and adversely affect our business;
●	We depend on the continuing efforts of our senior management team and other key personnel. If we lose members of our senior management team or other key personnel or are unable to successfully retain, recruit and train qualified researchers, engineering and other personnel, our ability to develop our products could be harmed, and we may be unable to achieve our goals;
●	We may engage in strategic transactions, including acquisitions that could disrupt our business, cause dilution to our stockholders, reduce our financial resources, or prove not to be successful;

●	Our products could in the future be subject to additional regulation by the U.S. Food and Drug Administration or other domestic and international regulatory agencies, which could increase our costs and delay our commercialization efforts, thereby materially and adversely affecting our business and results of operations;
●	If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, which would adversely affect our business;
●	Our ability to protect our intellectual property and proprietary technology through patents and other means is uncertain;
●	If we are unable to obtain, maintain and enforce intellectual property protection, others may be able to make, use, or sell products and technologies substantially the same as ours, which could adversely affect our ability to compete in the market;
●	We have never paid dividends on our capital stock and we do not intend to pay dividends for the foreseeable future. Consequently, any gains from an investment in our common stock will likely depend on whether the price of our common stock increases;
●	Our charter documents and Delaware law could prevent a takeover that stockholders consider favorable and could also reduce the market price of our stock;
●	The market price of our common stock is likely to be volatile and could fluctuate or decline, resulting in a substantial loss of your investment; and
●	Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause the stock price of our common stock to decline.

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

Our global operations expose us to risks associated with COVID-19 that has spread globally. In the past year, the continued spread of COVID-19 has led to disruption to business and economic activity and related uncertainty and volatility in the global capital markets, which increases the cost of, and adversely impacts access to, capital and increases economic uncertainty. The COVID-19 pandemic has caused an economic slowdown and will likely continue to impact business and economic activity globally. While our financial results for the first half of 2021 have not been significantly affected by the COVID-19 outbreak, impacts from COVID-19 may, in the future, adversely affect our operations, supply chains, distribution systems and customer demand, including as a result of impacts associated with preventive and precautionary measures that we, other businesses and governments are taking or may take in the future. Due to the health risks caused by the COVID-19 pandemic to employees who operate and monitor our internal controls and due to the requirement that a large number of employees work remotely, the COVID-19 pandemic impact on staffing could cause challenges for the effective operation of our internal controls. The unanticipated loss or unavailability of key employees due to the COVID-19 outbreak could harm our ability to operate or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability. The effectiveness of our sales teams may be negatively impacted by the lack of travel and their reduced ability to engage with decision-makers. Our NGS business may be negatively impacted by the sequencing capacity dedicated to COVID-19 related orders. Our shipments may be subject to higher freight costs. Our customers may delay payments for shipments received. A significant portion (approximately 25%) of our business is in the academic markets and the demand for our products in this customer segment have been affected by a reduction in their research grants and may continue to be so affected in the future. Supply chain disruptions may result in the lack of raw materials, delay in the release of new products or compressed margins due to an increase in material costs. Due to these impacts and measures, we may experience significant and unpredictable reductions in demand for our products and our customers may postpone or cancel their existing orders. Due to the COVID-19 pandemic, we and many other employers in the United States and Europe are requiring all employees whose duties can be performed remotely, to work from home and not to go into our offices. This increase in employee telecommuting activity could increase the risk of a security breach of our information technology systems. If the COVID-19 pandemic continues and business and economic conditions persist or worsen, we may experience a decline in sales activities and customer orders or cancelations of existing orders, and it remains uncertain what impact these declines will have on future sales and customer orders once conditions begin to improve. In addition to existing travel restrictions, some countries have closed their borders to U.S. travelers and may continue to impose or further restrict travel and impose or resume prolonged quarantines, which would significantly impact our ability to support our business operations and customers in those locations and the ability of our employees to access their places of work to produce products, or significantly hamper our products from moving through the supply chain. For example, we may face a shortage of dry ice and other materials which are essential to delivering our products to our customers due to the increased demand for such products due to the COVID-19 vaccination distribution, COVID-19 testing and COVID-19 antibody development. As a result, given the evolving nature of the business and economic conditions in response to the virus, and the uncertainty as to how quickly and effectively mitigation measures, such as vaccines, will be widely available the COVID-19 pandemic may negatively affect our revenue growth, and it is uncertain how materially COVID-19 will affect our global operations if these impacts persist or worsen over an extended period of time. Any of these impacts would have an adverse effect on our business, financial condition and results of operations, and at this point, the extent of the impact of COVID-19 remains uncertain. In addition, our ability to raise capital in the future may also be negatively affected.

We have incurred net losses in every period to date, and we expect to continue to incur significant losses as we develop our business and may never achieve profitability.

We have incurred net losses each year since inception and have generated limited revenue from product sales to date. We expect to incur increasing costs as we grow our business. We cannot be certain if or when we will produce sufficient revenue from our operations to support our costs. Even if profitability is achieved, we may not be able to sustain profitability. We incurred net losses of $139.9 million, $107.7 million and $71.2 million for the years ended September 30, 2020, 2019 and 2018, respectively. As of March 31, 2021, we had an accumulated deficit of $529.3 million. We expect to incur substantial losses and negative cash flow for the foreseeable future. We may incur significant losses in the future for a number of reasons, many of which are beyond our control, including the other risks described in this Form 10-Q, the market acceptance of our products, business and economic conditions resulting from the COVID-19 pandemic, future product development, and our market penetration and margins.

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

Our future capital requirements depend on many factors, including:

●	the number and characteristics of any additional products or manufacturing processes we develop or acquire to serve new or existing markets;
●	the scope, progress, results and costs of researching and developing future products or improvements to existing products or manufacturing processes;
●	the cost of manufacturing our DNA synthesis equipment and tools, our NGS sample preparation kits, and any future products we successfully commercialize;
●	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;
●	the costs of expanding our sales and marketing capabilities in the United States and in other geographies, including China;
●	any lawsuits related to our products or commenced against us;

●	the expenses needed to attract and retain skilled personnel;
●	the costs associated with being a public company;
●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and
●	the timing, receipt and amount of sales of, or royalties on, any future approved products, if any.

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to:

●	delay, limit, reduce or terminate our manufacturing, research and development activities; or
●	delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to generate revenue and achieve profitability.

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

Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in the “Risk factors” section in this Form 10-Q could result in the actual operating results being different from our guidance, and the differences may be adverse and material.

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

Our customers’ spending on research and development impacts our sales and profitability. Our customers and potential customers include chemicals/materials, diagnostics, therapeutics, food/agriculture, and their budgets can have a significant effect on the demand for our products. Their research and development budgets are based on a wide variety of factors, including factors beyond our control, such as:

●	the allocation of available resources to make purchases;
●	funding from government sources;
●	funding from research grants;
●	changes in government programs that provide funding to research institutions and companies;
●	the spending priorities among various types of research equipment;
●	policies regarding capital expenditures during recessionary periods;
●	political climate or macroeconomic conditions, including economic downturns, market uncertainty or reduced spending in response to emergency situations, such as the outbreak of COVID-19;
●	changes in the regulatory environment;
●	differences in budgetary cycles; and
●	market acceptance of relatively new technologies, such as ours.

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

Our ability to achieve profitability depends on our being able to increase our market share and expand our customer base. Although members of our sales and marketing teams have considerable industry experience and have engaged in marketing activities for our products, in the future we must expand our sales, marketing, distribution and customer support capabilities with the appropriate technical expertise to effectively market our products. Furthermore, it takes six to nine months to recruit, onboard and ramp sales personnel to full capability and both new hires and sales personnel who operate at full capability are currently encountering challenging sales conditions due to business and operational difficulties arising from the COVID-19 pandemic, and may not be fully productive while these conditions persist or worsen. To perform sales, marketing, distribution and customer support successfully, we will face a number of risks, including that:

●	we may not be able to attract, retain and manage the sales, marketing and service force necessary to publicize and gain broader market acceptance of our technology;
●	the time and cost of establishing a specialized sales, marketing and service force for a particular product or service, which may be difficult to justify in light of the revenue generated;
●	our field sales personnel may not be able to access our customers’ premises which could delay the adoption and ordering of our products; and
●	our sales, marketing and service force may be unable to initiate and execute successful commercialization activities with respect to new products or markets we may seek to enter.

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

As a result of a referendum in June 2016, the U.K. withdrew from the E.U. (“Brexit”) on January 31, 2020. It began a transition period in which to negotiate a new trading relationship for goods and services that ended on December 31, 2020. During the time since the June 2016 referendum, there have been periods of significant volatility in the global stock markets and currency exchange rates, as well as challenging market conditions in the U.K. On December 24, 2020, the U.K. and E.U. announced they had entered into a post-Brexit deal on certain aspects of trade and other strategic and political issues. We are continuing to evaluate our own risks and uncertainty related to ascertain what financial, trade, regulatory and legal implications this new Brexit trade deal could have on our U.K. and European business operations, including our ability to ship our products into the U.K. This uncertainty also includes the impact on our customers’ business operations and capital planning as well as the overall impact on the biotechnology industry in the U.K. While we have not experienced any direct material financial impact since the 2016 referendum, we cannot predict its future implications, however Brexit and its related effects could result in a negative impact on our consolidated financial position and results of operations.

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

The loss of this component provided by this supplier could require us to change the design of our manufacturing process based on the functions, limitations, features and specifications of the replacement components. In addition, the lead time needed to establish a relationship with a new supplier can be lengthy, and we may experience delays in meeting demand in the event we must switch to a new supplier. The time and effort to qualify a new supplier could result in additional costs, diversion of resources or reduced manufacturing yields, any of which would negatively impact our operating results. Further, we may be unable to enter into agreements with a new supplier on commercially reasonable terms, which could have a material adverse impact on our business. Our dependence on this single-source supplier exposes us to certain risks, including the following:

●	our supplier may cease or reduce production or deliveries, raise prices or renegotiate terms;
●	we may be unable to locate a suitable replacement on acceptable terms or on a timely basis, if at all;
●	if there is a disruption to our single-source supplier’s operations, and if we are unable to enter into arrangements with alternative suppliers, we will have no other means of completing our synthesis process until they restore the affected facilities or we or they procure alternative manufacturing facilities or sources of supply;
●	delays caused by supply issues may harm our reputation, frustrate our customers and cause them to turn to our competitors for future projects; and
●	our ability to progress our DNA synthesis products could be materially and adversely impacted if the single-source supplier upon which we rely were to experience a significant business challenge, disruption or failure due to issues such as financial difficulties or bankruptcy, issues relating to other customers such as regulatory or quality compliance issues, or other financial, legal, regulatory, operational or reputational issues.

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

In September 2017, we entered into an amended and restated loan and security agreement with SVB which provides a $10 million revolving credit facility and a $10.0 million term loan. The credit agreement contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

●	sell, transfer, lease or otherwise dispose of our assets;
●	create, incur or assume additional indebtedness;
●	engage in certain changes in business, management, control, or business location
●	encumber or permit liens on certain of our assets;

●	make restricted payments, including paying dividends on, repurchasing or making distributions with respect to our common stock;
●	make specified investments (including loans and advances);
●	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets or acquire other entities;
●	make or permit any payment on any subordinated debt; and
●	enter into certain transactions with our affiliates.

Our incurrence of this debt, and any future increases in our aggregate level of debt, may adversely affect our operating results and financial condition by, among other things:

●	increasing our vulnerability to downturns in our business, to competitive pressures and to adverse economic and industry conditions;
●	requiring the dedication of an increased portion of our expected cash flows from operations to service our indebtedness, thereby reducing the amount of expected cash flows available for other purposes, including capital expenditures, acquisitions and dividends; and
●	limiting our flexibility in planning for, or reacting to, changes in our business and our industry.

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

As of March 31, 2021, we own 28 issued U.S. patents and 16 issued international patents; three in China, two in Europe, five in South Korea, four in Taiwan, one in Japan and one in Eurasia. There are 218 pending patent applications, including 64 in the United States, 146 international applications and 8 applications filed under the Patent Cooperation Treaty. Additionally, we have exclusively licensed a patent portfolio containing nine issued patents, including one U.S. patent and eight international patents, and nine pending applications, including one in the U.S. and eight international applications. Our policy is to file patent applications to protect technology, inventions and improvements that are important to our business.

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

Our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include:

●	providing for a classified board of directors with staggered, three-year terms;
●	authorizing our board of directors to issue preferred stock with voting or other rights or preferences that could discourage a takeover attempt or delay changes in control;
●	prohibiting cumulative voting in the election of directors;
●	providing that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;
●	prohibiting the adoption, amendment or repeal of our amended and restated bylaws or the repeal of the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors without the required approval of at least 66.67% of the shares entitled to vote at an election of directors;
●	prohibiting stockholder action by written consent;
●	limiting the persons who may call special meetings of stockholders; and
●	requiring advance notification of stockholder nominations and proposals.

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

Factors that could cause the market price of our common stock to fluctuate significantly include:

●	actual or anticipated fluctuations in our financial condition and operating results, including fluctuations in our quarterly and annual results;
●	announcements of technological innovations by us or our competitors;
●	overall conditions in our industry and the markets in which we operate;
●	addition or loss of significant customers, or other developments with respect to significant customers;
●	changes in laws or regulations applicable to our products;
●	actual or anticipated changes in our growth rate relative to our competitors;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
●	additions or departures of key personnel;
●	competition from existing products or new products that may emerge;
●	issuance of new or updated research or reports by securities analysts;
●	fluctuations in the valuation of companies perceived by investors to be comparable to us;
●	disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain intellectual property protection for our technologies;
●	announcement or expectation of additional financing efforts;
●	sales of our common stock by us or our stockholders;
●	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
●	the expiration of contractual lock-up agreements with our executive officers, directors and stockholders, which we have entered into and may enter into in the future from time to time;
●	general economic and market conditions, including economic downturns or uncertainty in financial markets; and
●	other factors beyond our control, such as terrorism, war, natural disasters and pandemics.

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

In addition, as permitted by Section 145 of the DGCL, our amended and restated bylaws and our indemnification agreements that we have entered into with our directors and officers provide that:

●	we will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful;
●	we may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law;
●	we are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification;
●	we will not be obligated pursuant to our amended and restated bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our board of directors or brought to enforce a right to indemnification;
●	the rights conferred in our amended and restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons; and
●	we may not retroactively amend our amended and restated bylaw provisions to reduce our indemnification obligations to directors, officers, employees and agents.

Item 2.Unregistered sales of equity securities and use of proceeds

Sales of unregistered securities

None.

Item 3.Defaults upon senior securities

None.

Item 4.Mine safety disclosures

Not applicable.

Item 5.Other information

None

Item 6.Exhibits

Exhibit Number	Description	Filed / Furnished / Incorporated from Form

10.1	First Amendment to Lease dated April 13, 2021, between Twist Bioscience Corporation and PWII Owner, LLC.	Incorporated by reference from Exhibit 10.1 to the Form 8-K filed on April 16, 2021 (file no. 001-38720)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by President and Chief Executive Officer.	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by President and Chief Financial Officer.	Filed herewith

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by President and Chief Executive Officer.	Furnished herewith

32.2†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by President and Chief Financial Officer.	Furnished herewith

101

The following materials from Twist Bioscience Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text

Filed herewith

104	104 The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included in Exhibit 101)	Filed herewith
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

May 7, 2021	Twist Bioscience Corporation

	By:	/s/ James M. Thorburn
James M. Thorburn
Chief Financial Officer