Form 10-Q
period 2021-06-30
Twist Bioscience Corp
filed 2021-08-09
CIK 1581280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares of the Registrant’s common stock outstanding as of August 5, 2021, was 49,292,036.

TWIST BIOSCIENCE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2021

i

Forward-looking statements

This Quarterly Report on Form 10-Q for the Quarter ended June 30, 2021, or Form 10-Q, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements relate to, among other matters, plans for product development and licensing to third parties, plans and timeframe for commercial development of DNA data storage capabilities, expectations regarding market penetration, anticipated customer conversion to our products, plans to expand in international markets, identification and development of potential antibody candidates for treatment of COVID-19. Forward-looking statements are also identified by the words “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” and variations of such words and similar expressions. You should not rely upon forward-looking statements as predictions of future events. Such statement are based on management’s expectations as of the date of this filing and involve risks and uncertainties that could cause actual results, events or circumstances to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include:

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

PART I. Financial information

Item 1.Financial statements

Twist Bioscience Corporation

Condensed Consolidated Balance Sheets (unaudited)

	June 30,	September 30,
(In thousands)	2021	2020
Assets
Current assets
Cash and cash equivalents	$475,279	$93,667
Short-term investments	44,129	196,335
Accounts receivable, net	28,116	26,376
Inventories	21,224	12,289
Prepaid expenses and other current assets	7,859	6,203
Total current assets	$576,607	$334,870
Property and equipment, net	37,864	25,466
Operating lease right-of-use assets	62,803	33,699
Goodwill	22,676	1,138
Intangible assets, net	18,562	307
Restricted cash, non-current	1,530	579
Other non-current assets	5,256	2,823
Total assets	$725,298	$398,882
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$11,268	$4,830
Accrued expenses	4,867	3,901
Accrued compensation	19,523	14,945
Current portion of operating lease liabilities	7,545	6,409
Current portion of long-term debt	2,365	3,333
Other current liabilities	9,265	2,611
Total current liabilities	$54,833	$36,029
Operating lease liabilities, net of current portion	53,849	24,837
Long-term debt, net of current portion	—	1,403
Other non-current liabilities	6,168	351
Total liabilities	$114,850	$62,620
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.00001 par value 100,000 and 100,000 shares authorized at June 30, 2021 and September 30, 2020, respectively; 49,263 and 45,083 shares issued and outstanding as of June 30, 2021 and September 30, 2020, respectively	$—	$—
Additional paid-in capital	1,179,331	794,630
Accumulated other comprehensive income	428	87
Accumulated deficit	(569,311)	(458,455)
Total stockholders’ equity	$610,448	$336,262
Total liabilities and stockholders’ equity	$725,298	$398,882

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
(In thousands, except per share data)	2021	2020	2021	2020
Revenues	$35,018	$21,207	$94,382	$57,668
Operating expenses:
Cost of revenues	$20,933	$16,472	$58,123	$43,829
Research and development	19,838	10,444	49,629	31,369
Selling, general and administrative	34,478	22,487	97,658	76,082
Change in fair value of acquisition consideration	1,887	—	1,887	—
Litigation settlement	—	—	—	22,500
Total operating expenses	$77,136	$49,403	$207,297	$173,780
Loss from operations	$(42,118)	$(28,196)	$(112,915)	$(116,112)
Interest income	86	247	377	1,388
Interest expense	(70)	(181)	(284)	(644)
Other income (expense), net	(312)	(56)	(305)	(125)
Loss before income taxes	$(42,414)	$(28,186)	$(113,127)	$(115,493)
Benefit from (provision for) income taxes	2,377	(21)	2,271	(120)
Net loss attributable to common stockholders	$(40,037)	$(28,207)	$(110,856)	$(115,613)
Other comprehensive loss:
Change in unrealized gain on investments	(12)	(74)	(10)	(47)
Foreign currency translation adjustment	250	(5)	351	—
Comprehensive loss	$(39,799)	$(28,286)	$(110,515)	$(115,660)
Net loss per share attributable to common stockholders—basic and diluted	$(0.82)	$(0.67)	$(2.32)	$(3.09)
Weighted average shares used in computing net loss per share attributable to common stockholders—basic and diluted	48,963	41,838	47,881	37,463

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation

Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

	Common stock
			Additional	Other		Total
			paid-in	comprehensive	Accumulated	stockholders’
(In thousands)	Shares	Amount	capital	income	deficit	equity
Balances as of March 31, 2021	48,860	$—	$1,143,265	$190	$(529,274)	$614,181
Public offering expense adjustment	—	—	(26)	—	—	(26)
Vesting of restricted stock units	57	—	—	—	—	—
Exercise of stock options	132	—	2,619	—	—	2,619
Business acquisition	237	—	26,773	—	—	26,773
Repurchases of common stock for income tax withholding	(23)	—	(2,476)	—	—	(2,476)
Stock-based compensation	—	—	9,176	—	—	9,176
Other comprehensive income	—	—	—	238	—	238
Net loss	—	—	—	—	(40,037)	(40,037)
Balances as of June 30, 2021	49,263	$—	$1,179,331	$428	$(569,311)	$610,448

	Common stock
			Additional	Other		Total
			paid-in	comprehensive	Accumulated	stockholders’
(In thousands)	Shares	Amount	capital	income	deficit	equity
Balances as of March 31, 2020	40,970	$—	$669,919	$213	$(405,930)	$264,202
Issuance of common stock in public offerings, net of underwriting discounts and commissions and offering expenses of $7,487	3,486	—	107,507	—	—	107,507
Vesting of restricted stock units	29	—	—	—	—	—
Exercise of stock options	151	—	1,901	—	—	1,901
Repurchases of early exercised stock options	(1)	—	—	—	—	—
Repurchases of common stock for income tax withholding	(12)	—	(450)	—	—	(450)
Stock-based compensation	—	—	4,072	—	—	4,072
Other comprehensive income (loss)	—	—	—	(79)	—	(79)
Net loss	—	—	—	—	(28,207)	(28,207)
Balances as of June 30, 2020	44,623	$—	$782,949	$134	$(434,137)	$348,946

	Common stock
			Additional	Other		Total
			paid-in	comprehensive	Accumulated	stockholders’
(In thousands)	Shares	Amount	capital	income	deficit	equity
Balances as of September 30, 2020	45,083	$—	$794,630	$87	$(458,455)	$336,262
Issuance of common stock in public offering, net of underwriting discounts and commissions and offering expenses of $21,139	3,136	—	323,861	—	—	323,861
Net exercise of stock warrants	22	—	—	—	—	—
Vesting of restricted stock units	178	—	—	—	—	—
Exercise of stock options	629	—	11,756	—	—	11,756
Issuance of shares under the employee stock purchase plan	49	—	2,787	—	—	2,787
Repurchases of early exercised stock options	(2)	—	—	—	—	—
Business acquisition	237	—	26,773	—	—	26,773
Repurchases of common stock for income tax withholding	(69)	—	(8,227)	—	—	(8,227)
Stock-based compensation	—	—	27,751	—	—	27,751
Other comprehensive income	—	—	—	341	—	341
Net loss	—	—	—	—	(110,856)	(110,856)
Balances as of June 30, 2021	49,263	$—	$1,179,331	$428	$(569,311)	$610,448

	Common stock
			Additional	Other		Total
			paid-in	comprehensive	Accumulated	stockholders’
(In thousands)	Shares	Amount	capital	income	deficit	equity
Balances as of September 30, 2019	32,873	$—	$470,425	$181	$(318,524)	$152,082
Issuance of common stock in public offerings, net of underwriting discounts and commissions and offering expenses of $18,798	11,064	—	295,680	—	—	295,680
Vesting of restricted stock units	149	—	—	—	—	—
Exercise of stock options	540	—	5,005	—	—	5,005
Issuance of shares under the employee stock purchase plan	58	—	1,522	—	—	1,522
Repurchases of early exercised stock options	(2)	—	—	—	—	—
Repurchases of common stock for income tax withholding	(59)	—	(1,648)	—	—	(1,648)
Stock-based compensation	—	—	11,965	—	—	11,965
Other comprehensive income (loss)	—	—	—	(47)	—	(47)
Net loss	—	—	—	—	(115,613)	(115,613)
Balances as of June 30, 2020	44,623	$—	$782,949	$134	$(434,137)	$348,946

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine months ended
	June 30,
(in thousands)	2021	2020
Cash flows from operating activities
Net loss	$(110,856)	$(115,613)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	7,319	4,788
Loss on disposal of property and equipment	2	—
Non-cash lease expense	1,044	(1,239)
Stock-based compensation	27,751	11,965
Discount (premium) accretion on investment securities	501	(243)
Realized gain on investments	(5)	—
Change in fair value of acquisition consideration	1,887	—
Non-cash interest expense	58	122
Bad debts expense	183	—
Amortization of debt discount	70	148
Changes in assets and liabilities, net of acquisition:
Accounts receivable, net	(1,912)	(1,243)
Inventories	(8,914)	(5,831)
Prepaid expenses and other current assets	(1,617)	(3,714)
Other non-current assets	(2,333)	(424)
Accounts payable	5,194	(3,815)
Accrued expenses	1,546	(3,362)
Accrued compensation	4,588	832
Other liabilities	(1,947)	576
Net cash used in operating activities	(77,441)	(117,053)
Cash flows from investing activities
Purchases of property and equipment	(18,972)	(7,643)
Business acquisition, net of cash acquired	(483)	—
Purchases of investments	(58,795)	(110,438)
Proceeds from maturity of investments	210,494	98,100
Net cash provided by (used in) investing activities	132,244	(19,981)
Cash flows from financing activities
Proceeds from exercise of stock options	11,686	4,977
Proceeds from public offerings, net of underwriting discounts and commissions and offering expenses	323,861	295,807
Proceeds from issuance of common stock under employee stock purchase plan	2,787	1,522
Repayments of debt	(2,500)	(2,500)
Repurchases of common stock for income tax withholding	(8,227)	(1,648)
Net cash provided by financing activities	327,607	298,158
Effect of exchange rates on cash, cash equivalents and restricted cash	153	(6)
Net increase in cash, cash equivalents, and restricted cash	382,563	161,118
Cash, cash equivalents, and restricted cash at beginning of period	94,246	47,398
Cash, cash equivalents, and restricted cash at end of period	476,809	208,516
Supplemental disclosure of cash flow information
Interest paid	145	363
Income taxes paid, net of refunds	47	120
Non-cash investing and financing activities
Property and equipment additions included in accounts payable and accrued expenses	1,777	22
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	33,617	3,718
Offering expenses included in accounts payable and accrued expenses	—	127
Issuance of common stock in connection with the iGenomX acquisition	26,773	—

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

The Company has generated net losses in all periods since its inception. As of June 30, 2021, the Company had an accumulated deficit of $569.3 million and has not generated positive cash flows from operations since inception. Losses are expected to continue as the Company continues to invest in product development, manufacturing, and sales and marketing.

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

During the three and nine months ended June 30, 2021, financial results of the Company were not significantly affected by the COVID-19 pandemic, which continues to have global impact. The Company has considered all information available as of the date of issuance of these financial statements and the Company is not aware of any specific events or circumstances that would require an update to its estimates or judgments, or a revision to the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information becomes available. The extent to which the COVID-19 outbreak affects the Company’s future financial results and operations will depend on future developments which continue to evolve and are difficult to predict, including new information concerning mutations in the SARS-CoV-2 virus, which may make it more contagious, and current or future domestic and international actions to contain it and treat it.

2. Summary of significant accounting policies

Basis of presentation and use of estimates

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2020 (the Annual Report on Form 10-K) dated November 27, 2020. The condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements. The condensed consolidated balance sheet at September 30, 2020 is derived from audited consolidated financial statements but does not include all disclosures required by GAAP. The operating results for the three and nine months ended June 30, 2021 are not necessarily indicative of the results expected for the full year ending September 30, 2021 or any interim period.

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

The following table provides a reconciliation of the Company’s cash and cash equivalents, current portion of restricted cash and non-current portion of restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash shown in the Company’s condensed consolidated statements of cash flows:

	June 30,	September 30,
(in thousands)	2021	2020
Cash and cash equivalents	$475,279	$93,667
Restricted cash, non-current	1,530	579
Total cash, cash equivalents and restricted cash	$476,809	$94,246

Significant accounting policies

There have been no material changes in the accounting policies from those disclosed in the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K.

Recent accounting pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification (“ASC”). The Company considered the applicability and impact of all recent ASUs. ASUs not listed below were assessed and determined to be not applicable to the Company’s consolidated financial position and results of operations.

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

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and September 30, 2020 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value.

	June 30, 2021
(in thousands)	Level 1	Level 2	Level 3	Fair value
Assets
Cash	$37,007	$—	$—	$37,007
Money market funds	438,272	—	—	438,272
Commercial paper	—	7,998	—	7,998
U.S. government treasury bills	36,131	—	—	36,131
Total financial assets	$511,410	$7,998	$—	$519,408

Liabilities
Contingent consideration and indemnity holdback	$—	$12,278	$—	$12,278
Total financial liabilities	$—	$12,278	$—	$12,278

	September 30, 2020
(in thousands)	Level 1	Level 2	Level 3	Fair value
Assets
Cash	$20,254	$—	$—	$20,254
Money market funds	73,413	—	—	73,413
Commercial paper	—	94,840	—	94,840
U.S. government treasury bills	101,495	—	—	101,495
Total financial assets	$195,162	$94,840	$—	$290,002

As of June 30, 2021 and September 30, 2020, gross unrealized gains and unrealized losses for cash equivalents and short-term investments were not material, and the contractual maturities of all marketable securities were less than one year.

4. Balance sheet components

The Company’s accounts receivable, net balance consists of the following:

	June 30,	September 30,
(in thousands)	2021	2020
Trade Receivables	$23,558	$25,790
Other Receivables	5,039	951
Allowance for Doubtful Accounts	(481)	(365)
Accounts Receivable, net	$28,116	$26,376

Inventory amounts consist of the following:

	June 30,	September 30,
(in thousands)	2021	2020
Raw Materials	$15,742	$9,237
Work-in-process	2,537	2,021
Finished Goods	2,945	1,031
	$21,224	$12,289

5. Goodwill and intangible assets

During the three months ended June 30, 2021, the goodwill balance and intangible assets were increased by $21.5 million and $18.4 million as a result of a business acquisition. See Note 14, “Business Acquisition”. Total amortization expense related to intangible assets was less than $0.1 million for the three months ended June 30, 2021 and 2020.

The intangible assets balances are presented below:

	June 30, 2021
	Useful	Gross
	life in	carrying	Accumulated	Net book
(in thousands, except for years)	years	amount	amortization	value
Developed Technology	1.5 - 17	$19,120	$(1,068)	$18,052
Tradenames & Trademarks	2	20	(20)	—
Customer relationships	1.5	510	—	510
Total intangible assets		$19,650	$(1,088)	$18,562

	September 30, 2020
	Useful	Gross
	life in	carrying	Accumulated	Net book
(in thousands, except for years)	years	amount	amortization	value
Developed Technology	6	$1,220	$(913)	$307
Tradenames & Trademarks	2	20	(20)	—
Total intangible assets		$1,240	$(933)	$307

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

Supplemental balance sheet information related to the Company’s operating lease as of June 30, 2021, was the following:

June 30,
(in thousands)	2021
Assets:
Operating lease right-of-use-asset	$62,803
Current liabilities:
Current portion of operating lease liabilities	$7,545
Noncurrent liabilities:
Operating lease liabilities, net of current portion	$53,849

Future minimum lease payments under all non-cancelable operating leases as of June 30, 2021 are as follows:

Operating
(in thousands)	leases
Years ending September 30:
Remainder of 2021	$1,390
2022	8,909
2023	10,552
2024	10,293
2025	10,445
Thereafter	92,536
Total minimum lease payments	$134,125
Less: imputed interest	(55,103)
Less: tenant improvement allowance (receipt anticipated in 2022)	(17,628)
Total operating lease liabilities	$61,394
Less: current portion	(7,545)
Operating lease liabilities, net of current portion	$53,849

For the year ended September 30, 2022, future minimum lease payments are comprised of the anticipated receipt of tenant improvement allowances totaling $17.6 million anticipated to be received in 2022, partially offset by non-cancelable operating lease payments of $8.9 million. The statement of cash flows for the nine months ended June 30, 2021, include changes in right-of-use assets and operating lease liabilities of $29.1 million and $30.1 million, respectively. For the nine months ended June 30, 2020, changes in right-of-use assets and operating lease liabilities were $0.7 million and $1.9 million, respectively.

During the three and nine months ended June 30, 2021, operating lease expense was $2.7 million and $6.5 million, respectively. Cash payments for amounts included in the measurement of operating lease liabilities for the three and nine months ended June 30, 2021 were $1.9 million and $5.4 million, respectively. As of June 30, 2021, the weighted-average remaining lease term was 17.11 years and the weighted-average discount rate was 6.42%.

In December 2020, the Company entered into a 12-year operating lease for a 110,995 square-foot facility in Wilsonville, Oregon to further expand the Company operations. Upon execution of the lease agreement, the Company provided the landlord an approximately $1.0 million security deposit in the form of a letter of credit. Subject to certain conditions pursuant to the lease, the Company expects monthly rent payments on the new facility to commence in the first quarter of 2022. The Company will pay an initial annual base rent of approximately $1.7 million, which is subject to scheduled 3% annual increases, plus certain operating expenses. The Company has been provided a tenant improvement allowance of $13.3 million. The Company has the right to sublease the facility, subject to landlord consent. The Company also has the option to extend the lease for two terms of five years. The lease has commenced on April 15, 2021. The future minimum lease payments under the agreement are $27.9 million.

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

On April 14, 2021, the Company entered into a 5-year operating lease for a 15,538-square-feet warehouse in Brisbane, California to further expand the Company operations. Upon execution of the lease agreement, the Company provided the landlord an approximately $0.2 million security deposit. The Company will pay an initial annual base rent of approximately $0.3 million, which is subject to scheduled 3% annual increases, plus certain operating expenses. The Company has the right to sublease the facility, subject to landlord consent. The total future minimum lease payments under the agreement are $2.2 million.

7. Related party transactions

During the three months ended June 30, 2021 and 2020, the Company purchased raw materials from a related party investor in the amount of $1.2 million and $1.1 million, respectively. During the nine months ended June 30, 2021 and 2020, the Company purchased raw materials from a related party investor in the amount of $3.5 million and $2.7 million, respectively. Payable balances and cash receipts and receivable balances with the related party investor were immaterial as of June 30, 2021 and September 30, 2020.

8. Income taxes

In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that quarter. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate primarily as a result of state taxes, foreign taxes, and changes in the Company’s valuation allowance against its deferred tax assets. For the three and nine months ended June 30, 2021 the Company recorded $2.4 million and $2.3 million income tax benefit due to the deferred tax liability assumed as part of the business acquisition (see Note 14, “Business acquisition”). For the three and nine months ended June 30, 2020, the Company recorded an immaterial provision for income taxes.

9. Warrants

In connection with its long-term debt agreements, the Company issued 18,854 and 7,531 warrants for its common stock on December 22, 2015 and March 28, 2016, respectively. As of September 30, 2020, there were 26,385 warrants outstanding. In October 2020, a total of 18,854 warrants with an exercise price of $14.85 per common share were net exercised for a net 16,051 common shares issued by the Company. In November 2020, a total of 7,531 warrants with an exercise price of $21.24 per common share were net exercised for a net 6,041 common shares issued by the Company. There are no outstanding warrants for the Company’s common stock as of June 30, 2021.

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

On September 1, 2020, the board of directors approved the implementation of a revised annual equity award program for executive officers and senior level employees to be granted as performance-based stock units (PSUs) under the 2018 Plan. The number of PSUs ultimately earned under these awards is calculated based on the achievement of certain total revenue threshold during the fiscal year ending September 30, 2022. The percentage of PSUs that vest will depend on the board of directors’ determination of total revenue at the end of the performance period and can range from 0% to 150% of the number of units granted. The provisions of the PSUs are considered a performance condition, and the effects of that performance condition are not reflected in the grant date fair value of the awards. The Company used the Black-Scholes method to calculate the fair value at the grant date without regard to the vesting condition and will recognize compensation cost for the units that are expected to vest. As of June 30, 2021, the Company determined that 264,900 shares are expected to vest based on the probability of the performance condition that will be achieved under this equity award program. The Company reassesses the probability of the performance condition at each reporting period and adjusts the compensation cost based on the probability assessment. During the period ended June 30, 2021, the Company changed its estimate of the probability of meeting the performance conditions for the PSU grants. The previous estimate was based on data and assumptions that were the best available information at the time. During the third quarter of 2021, the Company obtained new data, previously unavailable, from new, internal forecasts and projections. The new data indicate that the PSU grants are expected to be larger than previously estimated. As a result, the Company has changed its estimate of its PSU stock-based compensation on a prospective basis beginning in the third quarter of 2021. This change resulted in an increase of approximately $0.6 million in stock-based compensation expense for the three and nine months ended June 30, 2021. The weighted-average grant date fair value was determined to be $45.01 per share. As of June 30, 2021, the unrecognized compensation costs related to these awards were $7.2 million. The Company expects to recognize those costs over a weighted average period of 1.25 years.

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

Activity under the equity incentive plans during the nine months ended June 30, 2021 is summarized below:

			Weighted	Weighted
			average	average
			exercise	remaining	Aggregate
	Shares	Options	price per	contractual	intrinsic
(in thousands, except per share data)	available	outstanding	share	term (years)	value
Outstanding at September 30, 2020	1,034	3,913	$24.35	8.1	$204,365
Additional shares authorized	1,000	—	—	—	—
Stock options granted	(157)	157	$46.59	—	—
Stock options exercised	—	(632)	$18.62	—	—
Stock options forfeited	99	(99)	$39.92	—	—
Restricted stock units granted	(370)	—	—	—	—
Forfeiture of restricted stock units	35	—	—	—	—
Shares withheld for payment of taxes	69	—	—	—	—
Outstanding at June 30, 2021	1,710	3,339	$26.35	7.5	$358,150
Vested or expected to vest at June 30, 2021		3,339	$26.35	7.5	$358,150
Vested and exercisable at June 30, 2021		1,586	$17.08	6.8	$184,229

Total stock-based compensation expense recognized was as follows:

	Three months ended		Nine months ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Cost of revenues	$773	$279	$1,990	$890
Research and development	2,753	833	7,180	2,357
Selling, general and administrative	5,650	2,960	18,581	8,718
Total stock-based compensation	$9,176	$4,072	$27,751	$11,965

As of June 30, 2021, there was $30.5 million of total unrecognized compensation cost related to non-vested stock options under the equity incentive plans that are expected to be recognized over a weighted average period of 1.8 years. The weighted-average grant date fair value of stock options granted during the three months ended June 30, 2021 was $38.74 per share.

Restricted Stock Units

Restricted stock primarily consists of restricted stock unit awards (RSUs) which have been granted to employees. The value of an RSU award is based on the Company’s stock price on the date of grant. The shares underlying the RSU awards are not issued until the RSUs vest. Upon vesting, each RSU converts into one share of the Company’s common stock.

Activity with respect to the Company’s restricted stock units during the nine months ended June 30, 2021 was as follows:

		Weighted	Weighted
		average	average
	Number	grant date	remaining	Aggregate
	of	fair value	contractual	Intrinsic
(in thousands, except per share data)	Shares	per share	term (years)	Value
Outstanding at September 30, 2020	569	$32.96	3.2	$43,260
Restricted stock units granted	370	$112.31	—	—
Restricted stock units vested	(178)	$41.09	—	—
Restricted stock units forfeited	(35)	$83.71	—	—
Outstanding at June 30, 2021	726	$68.93	2.8	$96,756
Expected to vest at June 30, 2021	726	$68.93	2.8	$96,756

As of June 30, 2021, there was $45.7 million of total unrecognized compensation cost related to these issuances that is expected to be recognized over a weighted average period of 2.8 years.

2018 Employee Stock Purchase Plan

On September 26, 2018, the board of directors adopted the 2018 Employee Stock Purchase Plan (the 2018 ESPP). The number of shares reserved for issuance under the 2018 ESPP upon approval was 275,225 shares of the Company’s common stock, and it increases automatically on the first day of each fiscal year, following the fiscal year in which the 2018 ESPP becomes effective, by a number equal to the least of 249,470 shares, 1% of the shares of common stock outstanding at that time, or such number of shares determined by the Company’s board of directors. The number of shares reserved for issuance as at June 30, 2021 is as follows:

Shares
(in thousands)	available
Outstanding at September 30, 2020	179
Additional shares authorized	250
Shares issued during the period	(49)
Outstanding at June 30, 2021	380

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

Unless otherwise determined by the board of directors, the Company’s common stock will be purchased for the accounts of employees participating in the 2018 ESPP at a price per share that is the lesser of 85% of the fair market value of the Company’s common stock on the first trading day of the offering period. During the three and nine months ended June 30, 2021 and 2020, activity under the 2018 ESPP was immaterial.

12. Net loss per share attributable to common stockholders

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders:

	Three months ended		Nine months ended
	June 30,		June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Numerator:
Net loss attributable to common stockholders	$(40,037)	$(28,207)	$(110,856)	$(115,613)
Denominator:
Weighted average shares used in computing net loss per share, basic and diluted	48,963	41,838	47,881	37,463
Net loss per share attributable to common stockholders, basic and diluted	$(0.82)	$(0.67)	$(2.32)	$(3.09)

The potentially dilutive common shares that were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented are as follows:

	Three and nine months ended
	June 30,
(in thousands)	2021	2020
Shares subject to options to purchase common stock	3,339	3,994
Shares subject to performance-based stock options	—	—
Unvested restricted stock units	726	509
Unvested shares of common stock issued upon early exercise of stock options	6	22
Shares subject to employee stock purchase plan	21	50
Shares subject to warrants to purchase common stock	—	26
Total	4,092	4,601

13. Geographic, product and industry information

The table below sets forth revenues by geographic region, based on ship-to destinations. Americas consists of Canada, Mexico, and South America; EMEA consists of Europe, the Middle East, and Africa; and APAC consists of Japan, China, South Korea, India, Singapore, Malaysia, and Australia.

	Three months ended		Nine months ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
United States	$18,720	$13,365	$53,831	$34,944
EMEA	12,658	6,394	31,694	18,566
APAC	3,096	1,179	7,527	3,364
Americas	544	269	1,330	794
Total	$35,018	$21,207	$94,382	$57,668

The table below sets forth revenues by products.

	Three months ended		Nine months ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Synthetic genes	$11,164	$9,604	$29,228	$26,556
Oligo pools	2,017	1,004	5,367	3,347
DNA and Biopharma libraries	3,140	1,522	8,567	3,933
NGS tools	18,697	9,077	51,220	23,832
Total	$35,018	$21,207	$94,382	$57,668

The table below sets forth revenues by industry.

	Three months ended		Nine months ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Industrial chemicals	$9,422	$7,698	$25,214	$21,471
Academic research	7,748	4,624	18,297	14,341
Healthcare	17,356	8,552	49,896	20,853
Agricultural	492	333	975	1,003
Total	$35,018	$21,207	$94,382	$57,668

14. Business acquisition

On June 14, 2021, the Company acquired all of the outstanding stock of iGenomX International Genomics Corporation (iGenomX). iGenomX offers multiplex library preparation tools for next-generation sequencing (NGS) workflows. The Company’s acquisition is expected to enhance its capabilities to support multiplex sequencing preparations across multiple markets and to accelerate the Company’s conversion of customers from static microarray platforms to genotyping by sequencing workflows.

The acquisition date fair value of the consideration transferred for iGenomX was approximately $27.3 million consisting of a combination of cash totaling $0.5 million and 237,409 shares of the Company’s common stock valued at $26.8 million based on the Company’s closing stock price on June 14, 2021 and contingent consideration of up to 48,478 shares valued at $5.5 million based on the Company’s closing stock price on June 14, 2021 and indemnity holdback of up to 43,662 shares valued at $4.9 million based on the Company’s closing stock price on June 14, 2021. The contingent consideration is subject to the completion of certain transition milestones, which are expected to be entirely satisfied. The contingent consideration becomes payable between six and twelve months from the acquisition date and will be settled in shares of the Company’s common stock, subject to completion of the transition milestones. The Company maintains an indemnity holdback for the purposes of providing security against any adjustment to the amounts at closing. The indemnity holdback period extends for 18 months from the anniversary of the closing date.

This acquisition has been accounted for using the acquisition method of accounting in accordance with the business combination guidance in FASB ASC 805. Under the acquisition accounting method, the total estimated purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their relative fair values. The excess of the purchase price over the net tangible and intangible assets acquired and liabilities assumed has been recorded as goodwill. Management’s estimate of the fair values of the acquired intangible assets at June 14, 2021 is preliminary and subject to change and is based on established and accepted valuation techniques performed with the assistance of third-party valuation specialists. Additional information, which existed as of the acquisition date but is yet unknown to the Company, may become known to the Company during the remainder of the measurement period, which will not exceed twelve months from the acquisition date. Changes to amounts will be recorded as adjustments to the provisional amounts recognized as of the acquisition date and may result in a corresponding adjustment to goodwill in the period in which new information becomes available. The goodwill that arose from the acquisition consists of synergies expected from integrating iGenomX into the Company’s operations and customer base. The goodwill recognized is not expected to be deductible for income tax purposes.

The estimated fair value of the consideration is approximately $37.7 million, which continues to be subject to adjustment for working capital adjustments as allowed under terms of the agreement.

The following table summarizes the preliminary fair value amounts of the assets acquired and liabilities assumed as of the acquisition date, as well as, the purchase consideration:

(in thousands)	June 14, 2021
Assets acquired
Cash and cash equivalents	$7
Accounts receivable	37
Inventories	14
Intangible assets	18,410
Goodwill	21,538
Liabilities assumed
Accounts payable	57
Accrued expenses	44
Deferred tax liability	2,252
Fair value of assets acquired and liabilities assumed	$37,653

Consideration transferred
Cash	$490
Company common stock	26,772
Contingent consideration	5,467
Indemnity holdback	4,924
Fair value of purchase consideration	$37,653

The following table summarizes the preliminary estimate of the intangible assets as of the acquisition date:

	Estimated
	Weighted
	Average
	Useful Lives	Estimated Fair
(in thousands except for years)	in Years	Value
Developed technology	17	$17,900
Customer relationships	1.5	510
Estimated fair value of acquired intangible assets		$18,410

The Company estimated the fair value of the developed technology intangible asset using a discounted cash flow model. The Company estimated the fair value of the customer relationships intangible asset using a cost approach. These fair value measurements were based on significant inputs not observable in the market and thus represent a Level 3 measurement. Key assumptions include the level and timing of expected future cash flows, conditions and demands specific to each intangible asset over its remaining useful life, and discount rates the Company believes to be consistent with the inherent risks associated with each type of asset, which was approximately 8.5%. The fair value of these intangible assets is primarily affected by the projected revenues, gross margins, operating expenses, the technology obsolescence curve, and the anticipated timing of the projected income associated with each intangible asset coupled with the discount rates used to derive their estimated present values. The Company believes the level and timing of expected future cash flows appropriately reflects market participant assumptions.

The Company has included the financial results of iGenomX in its condensed consolidated financial statements from the date of acquisition, which were not material. The Company incurred transaction costs related to the acquisition of $0.7 million, which were recognized as an expense on the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended June 30, 2021.

The estimated fair value of the contingent consideration and indemnity holdback increased from $10.4 million as of June 14, 2021 to $12.3 million as of June 30, 2021. For the three and nine months ended June 30, 2021, the Company recognized a charge of $1.9 million as change in fair value of acquisition consideration in its condensed consolidated statement of operations due to the change in fair value of such liabilities, as a result of the change in the Company’s stock price as of June 30, 2021.

The post-combination effect from net deferred tax liability assumed from the iGenomX acquisition also caused a release of the Company’s income tax valuation allowance. The release resulted in an income tax benefit of $2.3 million.

The following unaudited pro forma financial information presents the combined results of operations for the Company and iGenomX as if the iGenomX acquisition had occurred on October 1, 2020. The unaudited pro forma financial information has been prepared for comparative purposes only and does not purport to be indicative of the actual operating results that would have been recorded had the iGenomX acquisition actually taken place on October 1, 2020 and should not be taken as indicative of future consolidated operating results. Additionally, the unaudited pro forma financial results do not include any anticipated synergies or other expected benefits from the iGenomX acquisition.

	Three months ended		Nine months ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Revenues	$35,071	$21,351	$94,648	$58,029
Net loss attributable to common stockholders	(40,354)	(28,552)	(111,767)	(116,605)

15. Subsequent events

On July 28 2021, the Company entered into a 7-year operating lease for 21,195 square-feet of office space located in South San Francisco, California, to further expand the Company operations. Upon execution of the lease agreement, the Company provided the landlord an approximately $0.2 million security deposit. The Company will pay an initial annual base rent of approximately $1.7 million, which is subject to scheduled 3% annual increases, plus certain operating expenses. The Company has the right to sublease the facility, subject to landlord consent. The total future minimum lease payments under the agreement are $13.1 million.

*  *  *  *  *

Item 2.Management’s discussion and analysis of financial condition and results of operations

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 dated November 27, 2020, or our Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties, including the effect of the COVID-19 pandemic and our response thereto. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those discussed in the section entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. In preparing this MD&A, we presume that readers have access to and have read the MD&A in our Annual Report on Form 10-K, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K.

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

We generated revenues of $35.0 million and $21.2 million in the three months ended June 30, 2021 and 2020, while incurring net losses of $40.0 million and $28.2 million for the three months ended June 30, 2021 and 2020 respectively. Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the success of our existing products and development and commercialization of additional products in the synthetic biology industry.

For the three months ended June 30, 2021 and 2020, we served approximately 1,836 and 1,377 customers, respectively.

During the three months ended June 30, 2021, revenues increase by 65% to $35.0 million from $21.2 million compared with three months ended June 30, 2020 primarily due to growth in NGS tools.

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

In the three months ended June 30, 2021, our net revenues increased sequentially to $35.0 million from net revenues of $31.2 million in the three months ended March 31, 2021. Our net revenues from NGS tools grew to $18.7 million in the three months ended June 30, 2021, from $17.0 million in the three months ended March 31, 2021, due to customers adopting our NGS tools and ramping up of production volume. Our synthetic gene revenue of $11.2 million in the three months ended June 30, 2021 increased from $9.2 million in the three months ended March 31, 2021 due to an increase in our customer base, international growth, and launch of new products. Our selling, general and administrative expenses, or SG&A, increased to $34.5 million in the three months ended June 30, 2021 from $34.4 million in the prior three months ended March 31, 2021, due to increases in salary and stock compensation. Our research and development expenses increased from $15.8 million in the three months ended March 31, 2021 to $19.8 million in the three months ended June 30, 2021 due to an increase in our research and development headcount and development activities for our data storage technology.

COVID-19 considerations

During the three and nine months ended June 30, 2021, our revenues were not significantly affected by the COVID-19 pandemic. However, the extent to which the COVID-19 pandemic affects our future financial results and operations will depend on future developments which are highly uncertain and cannot be predicted, including the recurrence, severity and/or duration of the ongoing pandemic, and current or future domestic and international actions to contain and treat COVID-19.

We are and have been following public and private sector policies and initiatives to reduce the transmission of COVID-19, such as the imposition of travel restrictions and the promotion of social distancing and work-from-home arrangements. We have taken and continue to take a variety of measures to ensure the availability and functioning of our critical infrastructure, to promote the safety and security of our employees and to support the communities in which we operate. These measures include increasing our inventory, requiring remote working arrangements for employees not integral in physically making and shipping our products or who do not need specialized equipment to perform their work, investing in personal protective equipment, and providing paid sick leave to affected employees.

Due to the evolving nature of the situation, we are not able at this time to estimate the effect of COVID-19 on our financial results and operations, but the effect could be material for the remainder of fiscal year 2021 and/or during any future period affected either directly or indirectly by this pandemic. For further discussion of the risks relating to COVID-19, see Part II, Item 1A. “Risk Factors—We are subject to risks associated with COVID-19.”

Financial overview

The following table summarizes certain selected historical financial results:

	Three months ended		Nine months ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Revenues	$35,018	$21,207	$94,382	$57,668
Loss from operations	(42,118)	(28,196)	(112,915)	(116,112)
Net loss attributable to common stockholders	(40,037)	(28,207)	(110,856)	(115,613)

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

	Three months ended June 30,				Nine months ended June 30,
(in thousands, except percentages)	2021	%	2020	%	2021	%	2020	%
United States	$18,720	53%	$13,365	63%	$53,831	57%	$34,944	61%
EMEA	12,658	36%	6,394	30%	31,694	34%	18,566	32%
APAC	3,096	9%	1,179	6%	7,527	8%	3,364	6%
Americas	544	2%	269	1%	1,330	1%	794	1%
Total revenues	$35,018	100%	$21,207	100%	$94,382	100%	$57,668	100%

Revenues by product

The table below sets forth revenues by product:

	Three months ended June 30,				Nine months ended June 30,
(in thousands, except percentages)	2021	%	2020	%	2021	%	2020	%
Synthetic genes	$11,164	32%	$9,604	45%	$29,228	31%	$26,556	46%
Oligo pools	2,017	6%	1,004	5%	5,367	6%	3,347	6%
DNA and Biopharma libraries	3,140	9%	1,522	7%	8,567	9%	3,933	7%
NGS tools	18,697	53%	9,077	43%	51,220	54%	23,832	41%
Total revenues	$35,018	100%	$21,207	100%	$94,382	100%	$57,668	100%

Revenues by industry

The table below sets forth revenues by industry:

	Three months ended June 30,				Nine months ended June 30,
(in thousands, except percentages)	2021	%	2020	%	2021	%	2020	%
Industrial chemicals	$9,422	27%	$7,698	36%	$25,214	27%	$21,471	37%
Academic research	7,748	22%	4,624	22%	18,297	19%	14,341	25%
Healthcare	17,356	50%	8,552	40%	49,896	53%	20,853	36%
Agriculture	492	1%	333	2%	975	1%	1,003	2%
Total revenues	$35,018	100%	$21,207	100%	$94,382	100%	$57,668	100%

Product shipments including synthetic genes

Shipments of all products and number of genes shipped in the three months ended June 30, 2021, March 31, 2021, December 31, 2020, September 30, 2020, June 30, 2020, March 31, 2020, December 31, 2019, and September 30, 2019 were as follows:

	Three months ended
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,
(in thousands, except shipments)	2021	2021	2020	2020	2020	2020	2019	2019
Number of genes shipped	107	90	84	87	83	89	80	80
Number of shipments	13,810	10,981	9,313	8,292	7,213	6,595	6,154	5,631

Comparison of the three months ended June 30, 2021 and 2020

Revenues

	Three months ended June 30,
(in thousands, except percentages)	2021	2020	Change	%
Revenues	$35,018	$21,207	$13,811	65%

In the three months ended June 30, 2021, revenues increased to $35.0 million from $21.2 million in the three months ended June 30, 2020. In the three months ended June 30, 2021, we shipped 107 thousand genes compared to 83 thousand genes in the three months ended June 30, 2020, an increase of 28% due to the increased customer base, international growth, and launch of new products including Clonal ready gene fragments in December 2020. Synthetic gene pricing to our customers was relatively constant period-over-period. Our DNA and Biopharma revenue grew primarily due to our antibody discovery services to pharma companies. The primary reason for NGS tools revenue growth was the adoption of our products by a larger customer base. We do not believe that pricing changes had a meaningful impact on the revenue changes for NGS tools period-over-period. All our segments grew year over year and in the three months ended June 30, 2021, our Healthcare revenue was $17.4 million compared to $8.6 million in the three months ended June 30, 2020, an increase of 102%. This growth reflects the growth of NGS tools, DNA and Biopharma libraries, and Synthetic genes. In the three months ended June 30, 2021, our international revenue in EMEA was $12.7 million and APAC was $3.1 million as compared to $6.4 million and $1.2 million, in the three months ended June 30, 2020, respectively. This growth reflects the investment in regional commercial organizations.

Cost of revenues

	Three months ended June 30,
(in thousands, except percentages)	2021	2020	Change	%
Cost of revenues	$20,933	$16,472	$4,461	27%

In the three months ended June 30, 2021, cost of revenues increased to $20.9 million from $16.5 million in the three months ended June 30, 2020. The increase was primarily due to increases in the payroll and stock-based compensation expense of $0.9 million related to supporting new product portfolio launches and an increase in volume of products shipped. Consumption of reagents and production materials and labor cost increased by $2.4 million associated with increased product shipments. Information technology cost increased by $0.2 million, depreciation cost increased by $0.3 million, and facilities cost increased by $0.4 million. Our cost of revenues was 60% and 78% of total revenues for the three months ended June 30, 2021 and 2020, respectively. The favorable change in cost of revenues to total revenues was mainly due to an increase in volume and change in the mix of products sold during the current period.

Research and development expenses

	Three months ended June 30,
(in thousands, except percentages)	2021	2020	Change	%
Research and development	$19,838	$10,444	$9,394	90%

In the three months ended June 30, 2021, research and development expenses increased to $19.8 million from $10.4 million in the three months ended June 30, 2020. The increases were mainly in payroll and stock-based compensation expense of $4.7 million, associated with increasing our research and development headcount, an increase in outside services cost of $3.2 million, primarily associated with the development activities for our data storage technology. Our Grant reimbursements are netted against our research and development expenses and in the 3 months ended June 30, 2021, were $0.3 million as compared to $1.4 million in the three months ended June 30, 2020, this reflects the timing of the IARPA reimbursements.

Selling, general and administrative

	Three months ended June 30,
(in thousands, except percentages)	2021	2020	Change	%
Selling, general and administrative	$34,478	$22,487	$11,991	53%

In the three months ended June 30, 2021, selling, general and administrative expenses increased to $34.5 million from $22.5 million in the three months ended June 30, 2020. The increase was primarily due to increases in payroll expenses related to increased headcount related to our investment in our commercial organization, recruiting expenses, outside audit services, Sarbanes-Oxley compliance, and other professional services. Salaries and related costs increased by $7.9 million as a result of increased investment in our commercial organization, including $2.7 million higher stock-based compensation expense and higher commissions of $0.5 million. Professional services and audit fees increased by $2.0 million, depreciation expense increased by $0.8 million, primarily associated with the lease costs of our Portland facility, software and IT infrastructure costs of $0.4 million, and increased marketing of $0.5 million.

Change in fair value of acquisition consideration

	Three months ended June 30,
(in thousands, except percentages)	2021	2020	Change	%
Change in fair value of acquisition consideration	$1,887	$—	$1,887	100%

In the three months ended June 30, 2021, we recognized a change in the fair value of $1.9 million associated with the contingent consideration and indemnity holdback related to the acquisition of iGenomX as a result of the change in the Company’s stock price as of June 30, 2021.

Interest, and other income (expense), net

	Three months ended June 30,
(in thousands, except percentages)	2021	2020	Change	%
Interest income	$86	$247	$(161)	65%
Interest expense	(70)	(181)	111	61%
Other income (expense)	(312)	(56)	(256)	457%
Total interest, and other income (expense), net	$(296)	$10	$(306)	3,060%

In the three months ended June 30, 2021, interest income was $0.1 million compared to $0.2 million in the three months ended June 30, 2020, resulting from our short-term investments. The decrease in interest expense was related to the lower amount of debt outstanding under our credit facility with Silicon Valley Bank.

Benefit from (provision for) income taxes

	Three months ended June 30,
(in thousands, except percentages)	2021	2020	Change	%
Benefit (provision) for income taxes	$2,377	$(21)	$2,398	11,419%

We recorded income tax benefit of $2.4 million in the three months ended June 30, 2021 as a result of the business acquisition. We recorded income tax expense of less than $0.1 million in the three months ended June 30, 2020.

Comparison of the nine months ended June 30, 2021 and 2020

Revenues

	Nine months ended June 30,
(in thousands, except percentages)	2021	2020	Change	%
Revenues	$94,382	$57,668	$36,714	64%

In the nine months ended June 30, 2021, revenues increased to $94.4 million from $57.7 million in the nine months ended June 30, 2020. The revenue increase reflects growth in DNA and Biopharma libraries revenue of $4.6 million and NGS tools revenue of $27.4 million. In the nine months ended June 30, 2021, we shipped 281 thousand genes including 19 thousand adapters-off non-clonal genes that were introduced in December 2020 compared to 252 thousand genes in the nine months ended June 30, 2020, an increase of 12%. Synthetic gene pricing to our customers was relatively constant period-over-period, but the product mix changed with the introduction of our adapters-off non-clonal genes. The primary reason for NGS tools revenue growth was the adoption of our products by a larger customer base. We do not believe that pricing changes had a meaningful impact on revenue from NGS tools period-over-period.

Cost of revenues

	Nine months ended June 30,
(in thousands, except percentages)	2021	2020	Change	%
Cost of revenues	$58,123	$43,829	$14,294	33%

In the nine months ended June 30, 2021, cost of revenues increased to $58.1 million from $43.8 million in the nine months ended June 30, 2020. The increase was primarily due to increase in the payroll and stock-based compensation expense of $3.6 million related to supporting new product portfolio launches and an increase in volume of products shipped. Consumption of reagents and production materials and labor cost increased by $8.0 million associated with the increased product shipments. Outside services increased by $0.7 million, depreciation increased $0.6 million, maintenance cost increased $0.5 million, and information technology cost increased by $1.0 million. Our cost of revenues was 62% and 76% of total revenues for the nine months ended June 30, 2021 and 2020, respectively. The favorable change in cost of revenues to total revenues was mainly due to an increase in volume and change in the mix of products sold during the current period.

Research and development expenses

	Nine months ended June 30,
(in thousands, except percentages)	2021	2020	Change	%
Research and development	$49,629	$31,369	$18,260	58%

In the nine months ended June 30, 2021, research and development expenses increased to $49.6 million from $31.4 million in the nine months ended June 30, 2020. The increases were mainly in payroll and stock-based compensation expense of $13.1 million relating to an increase in engineering employees and higher outside services cost of $5.2 million, mainly due to development activities for our data storage technology.

Selling, general and administrative

	Nine months ended June 30,
(in thousands, except percentages)	2021	2020	Change	%
Selling, general and administrative	$97,658	$76,082	$21,576	28%

In the nine months ended June 30, 2021, selling, general and administrative expenses increased to $97.7 million from $76.1 million in the nine months ended June 30, 2020. The increase was primarily due to increases in payroll expenses and related costs by $24.2 million as a result of increased headcount in our commercial organization including $9.9 million higher stock-based compensation expense. Outside services, including audit costs, increased by $6.8 million, depreciation expense increased by $1.6 million, and rent expense increased by $1.0 million, mainly due to our Portland facility lease expense. The increase in SG&A expenses was offset by a decrease of $11.5 million in legal expenses as our litigation with Agilent Technologies, Inc. (“Agilent”) concluded on February 6, 2020.

Change in fair value of acquisition consideration

	Nine months ended June 30,
(in thousands, except percentages)	2021	2020	Change	%
Change in fair value of acquisition consideration	$1,887	$—	$1,887	100%

In the nine months ended June 30, 2021, we recognized a change in the fair value of $1.9 million associated with the contingent consideration and indemnity holdback related to the acquisition of iGenomX as a result of the change in the Company’s stock price as of June 30, 2021.

Litigation settlement

	Nine months ended June 30,
(in thousands, except percentages)	2021	2020	Change	%
Litigation settlement	$—	$22,500	$22,500	100%

On February 6, 2020, we, Dr. Emily Leproust, Dr. Siyuan Chen, Ms. Solange Glaize, and Agilent agreed to the terms of a settlement agreement to pay Agilent $22.5 million within 14 days of the settlement agreement to resolve all claims and counterclaims initiated with the complaint. This expense was accrued in the consolidated financial statements in the three months ended December 31, 2019 and paid on February 13, 2020.

Interest, and other income (expense), net

	Nine months ended June 30,
(in thousands, except percentages)	2021	2020	Change	%
Interest income	$377	$1,388	$(1,011)	73%
Interest expense	(284)	(644)	360	56%
Other income (expense)	(305)	(125)	(180)	144%
Total interest, and other income (expense), net	$(212)	$619	$(831)	134%

In the nine months ended June 30, 2021, interest income was $0.1 million compared to $1.4 million in the nine months ended June 30, 2020, resulting from our short-term investments. The decrease in interest expense was related to the lower amount of debt outstanding under our credit facility with Silicon Valley Bank.

Benefit from (provision for) income taxes

	Nine months ended June 30,
(in thousands, except percentages)	2021	2020	Change	%
Provision for income taxes	$2,271	$(120)	$2,391	1,993%

We recorded income tax benefit of $2.3 million in the nine months ended June 30, 2021 as a result of the business acquisition. We recorded income tax expense of $0.1 million in the nine months ended June 30, 2020.

Liquidity and capital resources

To date, we have financed our operations principally through public equity raises, private placements of our convertible preferred stock, borrowings from credit facilities and revenue from our commercial operations.

Since our inception on February 4, 2013 and through June 30, 2021, we have received an aggregate of $1,063.9 million in net proceeds from the issuance of equity securities and an aggregate of $13.8 million from debt. As of June 30, 2021, we had a balance of $475.3 million of cash and cash equivalents and $44.1 million in short-term investments.

Loan and Security Agreement

In September 2017, we entered into a Fourth Amended and Restated Loan and Security Agreement, or the Fourth Loan, with Silicon Valley Bank (SVB), which allowed for borrowings aggregating up to $20.0 million in a series of three advances. We drew $10.0 million under the first advance and the draw period for the second and third advances expired in January and June 2018, respectively, without any draws being made.

In connection with the first under the Fourth Loan, we issued warrants to purchase 64,127 shares of common stock at an exercise price of $6.24 per share. The Fourth Loan contains a subjective acceleration clause under which the Fourth Loan could become due and payable to SVB in the event of a material adverse change in our business. The term of the loan is 51 months with an interest rate of prime plus 3.00% and a final payment fee of $0.7 million.

In addition, we obtained a revolving facility from SVB in September 2017 as part of the Fourth Loan which allows us to borrow up to $10.0 million. The principal amount outstanding under the revolving line accrues interest at a floating per annum rate equal to one percentage point (1.00%) above the prime rate, which interest is payable monthly. The amounts available under the revolving line are limited by an advance rate which is a percentage of our account receivables balance. As of June 30, 2021, we had not borrowed against the $10.0 million revolving facility.

Our credit facilities contain customary representations and warranties and customary affirmative and negative covenants applicable to us and our subsidiaries, including, among other things, restrictions on changes in business, management, ownership or business locations, indebtedness, encumbrances, investments, mergers or acquisitions, dispositions, maintenance of collateral accounts, prepayment of other indebtedness, distributions and transactions with affiliates. The credit facilities contain customary events of default subject in certain cases to grace periods and notice requirements, including (a) failure to pay principal, interest and other obligations when due, (b) material misrepresentations, (c) breach of covenants, conditions or agreements in the credit facilities, (d) default under material indebtedness, (e) certain bankruptcy events, (f) a material adverse change; (g) attachment, levy or restraint on business, (h) default with respect to subordinated debt, (i) cross default under our credit facilities, and (j) government approvals being revoked. As part of the Fourth Loan, all rights, title and interest to our personal property, with the exception of our intellectual property, have been pledged as collateral, including cash and cash equivalents, short-term investments, accounts receivable, contractual rights to payment, license agreements, general intangibles, inventory and equipment. We were in compliance with all covenants under the loan and security agreement as of June 30, 2021.

Future maturities of the loan as of June 30, 2021 are as follows:

(in thousands), years ending September 30	Principal	Interest	Total
Remainder of 2021	$833	$23	$856
2022	833	9	842
	$1,666	$32	$1,698
Less: Interest			(32)

Total amount of loan principal	—	—	$1,666
Less unamortized debt discount	—	—	(14)
Add accretion of final payment fee	—	—	713
	—	—	$2,365

Operating capital requirements

Our primary uses of capital are, and we expect will continue to be for the near future, working capital, compensation and related expenses, manufacturing costs, laboratory and related supplies, legal and other regulatory expenses and general overhead costs. As of June 30, 2021, we had $24.7 million in commitments for capital expenditures.

Cash flows

The following table summarizes our sources and uses of cash and cash equivalents:

	Nine months ended June 30,
(in thousands)	2021	2020
Net cash used in operating activities	$(77,441)	$(117,053)
Net cash provided by (used in) investing activities	132,244	(19,981)
Net cash provided by financing activities	327,607	298,158

Operating activities

In the nine months ended June 30, 2021, net cash used in operating activities was $77.4 million and consisted primarily of a net loss of $110.9 million adjusted for non-cash items including depreciation and amortization expenses of $7.3 million, stock-based compensation expense of $27.8 million, and a change in operating assets and liabilities of $5.4 million. The change in operating assets and liabilities was mainly due to increase in inventory of $8.9 million, other liabilities of $1.9 million and decrease in accounts payable of $5.2 million and accrued expenses of $1.5 million.

In the nine months ended June 30, 2020, net cash used in operating activities was $117.1 million and consisted primarily of a net loss of $115.6 million adjusted for non-cash items including depreciation and amortization expenses of $4.8 million, stock-based compensation expense of $12.0 million, and a change in operating assets and liabilities of $17.0 million. The change in operating assets and liabilities was mainly due to decrease in inventories of $5.8 million, accounts receivables of $1.2 million, prepaid and other current assets of $3.7 million, account payable of $3.8 million, and accrued expenses of $3.4 million.

Investing activities

In the nine months ended June 30, 2021, our net cash provided by investing activities was $132.2 million primarily as a result of net impact of purchases and maturity of investments of $151.7 million and purchases of laboratory property, equipment, and computers of $19.0 million.

In the nine months ended June 30, 2020, net cash used in investing activities was $20.0 million primarily as a result of the net impact of purchases and maturity of investments of $12.3 million and purchases of laboratory property, equipment, and computers of $7.6 million.

Financing activities

In the nine months ended June 30, 2021, net cash provided by financing activities was $327.6 million, which consisted of $323.9 million in proceeds from a public offering of our common stock, net of underwriting discounts and commissions and offering expenses, $2.8 million from proceeds from issuance of shares under the 2018 ESPP and $11.7 million from the exercise of stock options, offset by $2.5 million in principal payments on long term debt and $8.2 million in repurchases of common stock for income tax withholdings.

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

In December 2020, we entered into a 12-year operating lease for a 110,995-square foot facility in Wilsonville, Oregon to further expand our operations. Subject to certain conditions pursuant to the lease, we expect monthly rent payments on the new facility to commence in the first quarter of 2022. We will pay an initial annual base rent of approximately $1.7 million, which is subject to scheduled 3% annual increases, plus certain operating expenses. We have been provided a tenant improvement allowance of $13.3 million. We have the right to sublease the facility, subject to landlord consent. We also have the option to extend the lease for two terms of five years each. The lease has commenced on April 15, 2021. The total future minimum lease payments under the agreement are $27.9 million.

On April 13, 2021, we entered into the First Lease Amendment, which amends the terms of the Wilsonville, Oregon lease agreement dated December 18, 2020. The First Lease Amendment increases the premises originally leased within the same building by approximately 101,000 square feet. We intend to use the additional premises to support our additional product offerings, including DNA data storage, or other high value growth product lines. The First Lease Amendment also extends the termination date until April 1, 2034 and modifies our option to extend the term to an additional 10-year term for the premises. Additional rent under the First Lease Amendment for the additional premises commences April 1, 2022 with approximately $1.2 million in rent payments due the first year and approximately $17.6 million in aggregate estimated rent payments due over the total initial term of the First Lease Amendment. In addition, the First Lease Amendment increases the base rental payments relating to the original premises by 3% for the period in which the First Lease Amendment extends the term of the original premises. We are obligated to pay approximately 26% of the operating expenses and utilities applicable to the additional premises. The landlord will provide a tenant improvement allowance in connection with our improvements to the additional premises of approximately $4.3 million.

On April 14, 2021, we entered into a five-year operating lease for a 15,538-square foot warehouse in Brisbane, California to further expand our operations. Upon execution of the lease agreement, we provided the landlord an approximately $0.2 million security deposit. We will pay an initial annual base rent of approximately $0.3 million, which is subject to 3% annual increases, plus certain operating expenses. We have the right to sublease the facility, subject to landlord consent. The future minimum lease payments under the agreement are $2.2 million.

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

We had contract assets of $1.5 million and contract liabilities of $0.7 million as of June 30, 2021. For all periods presented, we did not recognize revenue from amounts that were included in the contract liability balance at the beginning of each period. In addition, for all periods presented, there was no revenue recognized in a reporting period from performance obligations satisfied in previous periods.

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

We have granted performance-based stock units (PSUs) to executive officers and senior level employees. We use the Black-Scholes method to calculate the fair value at the grant date without regard to the vesting condition and will recognize compensation cost for the units that are expected to vest.

Business acquisitions

Accounting for business acquisition require management to make significant estimates and assumptions as of acquisition date which are inherently uncertain. Assets we have recognized from such transaction includes goodwill, development technology and customer relationships. Critical estimates in valuing certain of the intangible assets we have acquired include, but are not limited to, future expected cash flows from product sales and acquired technologies, expected costs to develop in-process research and development into commercially viable products, and discount rates. The rates used to discount expected future cash flows to present value are typically derived from a weighted-average cost of capital analysis and adjusted to reflect inherent risks. Unanticipated events and circumstances may occur that could affect either the accuracy or validity of such assumptions, estimates or actual results.

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

Item 3.Quantitative and qualitative disclosures about market risk

Interest rate risk

We had cash and cash equivalents totaling $475.3 million and $93.7 million as of June 30, 2021 and September 30, 2020, respectively. We had short-term investments of $44.1 million and $196.3 million as of June 30, 2021 and September 30, 2020, respectively. Our cash and cash equivalents consist of cash in bank accounts and money market funds, and short-term investments consist of U.S. government agency bonds, and commercial paper. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio. Therefore, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

Item 4.Controls and procedures

(a)  Evaluation of disclosure controls and procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, as a result of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2021, to provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Previously Identified Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements would not be prevented or detected on a timely basis.

Refer to the management report on internal control over financial reporting for the material weaknesses in Part II—Item 9A of the Form 10-K for the year ended September 30, 2020 filed with SEC on November 27, 2020, and continue to exist as of June 30, 2021.

Remediation Plans for Material Weaknesses

Building on our efforts during 2020, with the oversight of the Audit Committee of our board of directors, we have continued throughout 2021 to dedicate significant resources to take steps to remediate the material weaknesses identified in our internal control over financial reporting.

Actions Taken During the Current Quarter

The following remediation efforts were completed in the current quarter:

●	Enhanced our Corporate Governance Protocols and Entity Level Controls.
●	During the third quarter, we hired a Chief Accounting Officer who brings significant industry experience and depth of knowledge in technical accounting matters and internal controls commensurate with our public company reporting requirements.
●	Enhanced our manual controls related to the monitoring of journal entry posting rights and responsibilities to ensure appropriate segregation of duties.
●	Enhanced the design and performance of order entry system application controls to enforce post-production sales order change workflows.

●	Performed a control environment and design review making changes to the control environment by redesigning certain ITGC controls to be aligned with the Control Objectives for Information Technologies (“COBIT”) framework and designing additional controls to ensure the risks relating to user access and change management are addressed.

Ongoing Remediation Efforts

The remediation efforts outlined in the following list address the identified material weaknesses and enhance our internal control over financial reporting.

●	We are conducting an analysis to identify high-risk SAP transaction codes that would potentially allow segregation of duties (“SOD”) conflict for manual journal posting and aligning role-based access provisioning to eliminate SOD posting conflicts.
●	We are designing and implementing processes and controls to ensure that any edits to customer order entry data, including price and quantity, are appropriately reviewed.
●	We are redesigning our segregation of duties framework within the revenue cycle to ensure appropriate segregation of duties throughout the order entry and revenue processes.
●	We are designing and implementing improved processes and controls for requesting, authorizing, and reviewing user access to key information systems which impact our financial reporting, including identifying access to roles where manual business process controls may be required. This implementation will include the addition of new preventative control activities associated with user access provisioning within our key applications which impact our financial reporting, as well as certain detective controls which review user access and activity logs.

Status of Remediation Efforts

We are committed to continuing to improve our internal control processes and will continue to review, optimize and enhance our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify, or in appropriate circumstances not complete, certain of the remediation measures described above. These material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that the enhanced control is operating effectively.

(b)  Changes in internal control over financial reporting

As described above in the “Remediation Plans for Material Weaknesses” section, there were changes during the fiscal quarter ended June 30, 2021 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results, and stock price.

Because of the following factors, as well as other factors affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Risks related to our business

We are subject to risks associated with COVID-19.

Our global operations expose us to risks associated with COVID-19 that has spread globally. In the past year, the continued spread of COVID-19 has led to disruption to business and economic activity and related uncertainty and volatility in the global capital markets, which increases the cost of, and adversely impacts access to, capital and increases economic uncertainty. The COVID-19 pandemic has caused an economic slowdown and will likely continue to impact business and economic activity globally. While our financial results for the nine months ended June 30, 2021 have not been significantly affected by the COVID-19 outbreak, impacts from COVID-19 may, in the future, adversely affect our operations, supply chains, distribution systems and customer demand, including as a result of impacts associated with preventive and precautionary measures that we, other businesses and governments are taking or may take in the future. Due to the health risks caused by the COVID-19 pandemic to employees who operate and monitor our internal controls and due to the previous requirement and potential future requirements that a large number of employees work remotely, the COVID-19 pandemic impact on staffing could cause challenges for the effective operation of our internal controls. The unanticipated loss or unavailability of key employees due to the COVID-19 outbreak could harm our ability to operate or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability. The effectiveness of our sales teams may be negatively impacted by the lack of travel and their reduced ability to engage with decision-makers. Our NGS business may be negatively impacted by the sequencing capacity dedicated to COVID-19 related orders. Our shipments may be subject to higher freight costs. Our customers may delay payments for shipments received. A significant portion (approximately 25%) of our business is in the academic markets and the demand for our products in this customer segment have been affected by a reduction in their research grants and may continue to be so affected in the future. Supply chain disruptions may result in the lack of raw materials, delay in the release of new products or compressed margins due to an increase in material costs. Due to these impacts and measures, we may experience significant and unpredictable reductions in demand for our products and our customers may postpone or cancel their existing orders. Due to the COVID-19 pandemic, we and many other employers in the United States and Europe have required all employees whose duties can be performed remotely, to work from home and not to go into our offices. This increase in employee telecommuting activity could increase the risk of a security breach of our information technology systems. If the COVID-19 pandemic continues and business and economic conditions persist or worsen, we may experience a decline in sales activities and customer orders or cancelations of existing orders, and it remains uncertain what impact these declines will have on future sales and customer orders once conditions begin to improve. In addition to existing travel restrictions, some countries have closed their borders to U.S. travelers and may continue to impose or further restrict travel and impose or resume prolonged quarantines, which would significantly impact our ability to support our business operations and customers in those locations and the ability of our employees to access their places of work to produce products, or significantly hamper our products from moving through the supply chain. For example, we may face a shortage of dry ice and other materials which are essential to delivering our products to our customers due to the increased demand for such products due to the COVID-19 vaccination distribution, COVID-19 testing and COVID-19 antibody development. As a result, given the evolving nature of the business and economic conditions in response to the virus, and the uncertainty as to how quickly and effectively mitigation measures, such as vaccines, will be widely available and adopted by the public the COVID-19 pandemic may negatively affect our revenue growth, and it is uncertain how materially COVID-19 will affect our global operations if these impacts persist or worsen over an extended period of time. Any of these impacts would have an adverse effect on our business, financial condition and results of operations, and at this point, the extent of the impact of COVID-19 remains uncertain. In addition, our ability to raise capital in the future may also be negatively affected.

We have incurred net losses in every period to date, and we expect to continue to incur significant losses as we develop our business and may never achieve profitability.

We have incurred net losses each year since inception and have generated limited revenue from product sales to date. We expect to incur increasing costs as we grow our business. We cannot be certain if or when we will produce sufficient revenue from our operations to support our costs. Even if profitability is achieved, we may not be able to sustain profitability. We incurred net losses of $139.9 million, $107.7 million and $71.2 million for the years ended September 30, 2020, 2019 and 2018, respectively. As of June 30, 2021, we had an accumulated deficit of $569.3 million. We expect to incur substantial losses and negative cash flow for the foreseeable future. We may incur significant losses in the future for a number of reasons, many of which are beyond our control, including the other risks described in this Form 10-Q, the market acceptance of our products, business and economic conditions resulting from the COVID-19 pandemic, future product development, and our market penetration and margins.

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

Although we expect that our existing cash and cash equivalents will be sufficient to fund our planned operating expenses, capital expenditure requirements and debt service payments through at least the next 12 months, our operating plan may change as a result of factors currently unknown to us, and as a result, we have sought and may in the future need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business.

Our future capital requirements depend on many factors, including:

●	the number and characteristics of any additional products or manufacturing processes we develop or acquire to serve new or existing markets;
●	the scope, progress, results and costs of researching and developing future products or improvements to existing products or manufacturing processes;
●	the cost of manufacturing our DNA synthesis equipment and tools, our NGS sample preparation kits, and any future products we successfully commercialize;
●	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;
●	the costs of expanding our sales and marketing capabilities in the United States and in other geographies, including China;
●	any lawsuits related to our products or commenced against us or any regulatory actions or proceedings commenced;

●	the expenses needed to attract and retain skilled personnel;
●	the costs associated with being a public company;
●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and
●	the timing, receipt and amount of sales of, or royalties on, any future approved products, if any.

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

We depend on one single-source supplier for a critical component for our DNA synthesis process. We do not currently have the infrastructure or capability internally to manufacture this component. Although we have a reserve of supplies and although alternative suppliers exist for this critical component of our synthesis process, our existing DNA synthesis manufacturing process has been designed based on the functions, limitations, features and specifications of the components that we currently utilize. We have a supply agreement in place with this component supplier. However, there can be no assurance that our supply of this component will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. Additionally, we do not have any control over the process or timing of the acquisition or manufacture of materials by our supplier and cannot ensure that it will deliver to us the component we order on time, or at all.

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

Our revenue, results of operations, cash flows and reputation in the marketplace may suffer upon the loss of a limited number of large customers.

We have derived, and believe we may continue to derive, a significant portion of our revenues from a limited number of large customers. Our customers may buy less of our products depending on their own technological developments, end-user demand for our products and internal budget cycles. In addition, existing customers may choose to produce some or all of their synthetic DNA requirements internally by using or developing manufacturing capabilities organically or by using capabilities from acquisitions of assets or entities from third parties with such capabilities. The loss of any significant customer or a significant reduction in the amount of product ordered by any significant customer would adversely affect our revenue, results of operations, cash flows and reputation in the marketplace.

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

In the future, we may enter into transactions to acquire other businesses, products or technologies and our ability to do so successfully cannot be ensured. While historically we have not completed many acquisitions, we recently closed the acquisition of iGenomX International Genomics Corporation (“iGenomX”) in the third quarter of 2021 and we are continuing to pursue opportunities in the life sciences industry that complement and expand our synthetic DNA product, products and markets both locally and internationally. If we identify suitable opportunities, we may not be able to make such acquisitions on favorable terms or at all. Any acquisitions we make may not strengthen our competitive position, and these transactions may be viewed negatively by customers or investors. We may decide to incur debt in connection with an acquisition or issue our common stock or other equity securities to the stockholders of the acquired company, as we did for the iGenomX acquisition, which would reduce the percentage ownership of our existing stockholders. We could incur losses resulting from undiscovered liabilities of the acquired business that are not covered by any indemnification we may obtain from the seller. In addition, we may not be able to successfully integrate the acquired personnel, technologies and operations into our existing business in an effective, timely and non-disruptive manner. Acquisitions may also divert management attention from day-to-day responsibilities, increase our expenses and reduce our cash available for operations and other uses. In addition, we cannot guarantee that we will be able to fully recover the costs of such acquisitions or that we will be successful in leveraging any such strategic transactions into increased business, revenue or profitability. We also cannot predict the number, timing or size of any future acquisitions or the effect that any such transactions might have on our operating results.

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

We face competition from a broad range of providers of core synthetic biology products such as GenScript Biotech Corporation, GENEWIZ (owned by Brooks Automation), Integrated DNA Technologies, Inc. (owned by Danaher Corporation), DNA 2.0 Inc. d/b/a/ ATUM, GeneArt (owned by Thermo Fisher Scientific Inc.), Eurofins Genomics LLC, Sigma-Aldrich Corporation (owned by Charles River Laboratories, Inc.) (an indirect wholly owned subsidiary of Merck & Company), Promega Corporation, OriGene Technologies, Inc., Blue Heron Biotech, LLC and others. Additionally, we compete with both large and emerging providers in the life sciences tools and diagnostics industries focused on sample preparation for NGS such as Thermo Fisher Scientific Inc., Illumina, Inc., Integrated DNA Technologies, Inc., Agilent, and Roche NimbleGen, Inc. In the antibody discovery market, we compete with clinical research organizations, such as LakePharma and Aldevron, LLC (owned by Danaher Corporation), and antibody discovery biotechnology companies, such as Iontas, Adimab, Distributed Bio and AbCellera Biologics Inc. In the field of DNA digital data storage, we compete with Catalog Technologies, Inc., ETH Zurich, Helixworks, Iridia, Inc., North Shore Bio and Roswell. We may not be successful in maintaining our competitive position for a number of reasons. Some of our current competitors, as well as many of our potential competitors, have significant name recognition, substantial intellectual property portfolios, longer operating histories, greater resources to invest in new technologies, substantial experience in new product development and manufacturing capabilities and more established distribution channels to deliver products to customers than we do. These competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. Our competitors may develop disruptive technologies or products that are comparable or superior to our technologies and products. In light of these advantages, even though we believe our technology is superior to the products offerings of our competitors, current or potential customers might accept competitive products in lieu of purchasing our products. Increased competition is likely to result in continued pricing pressures, which could harm our sales, profitability or market share. Our failure to continue competing effectively or wining additional business with our existing customers could materially and adversely affect our business, financial condition or results of operations.

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

We have established a comprehensive, biosecurity program under which we follow biosafety and biosecurity best practices and avoid DNA synthesis activities that implicate FSAP rules; however, we could err in our observance of compliance program requirements in a manner that leaves us in noncompliance with FSAP or other biosecurity rules. In addition, authorities could promulgate new biosecurity requirements that restrictions our operations. One or more resulting legal penalties, restraints on our business or reputational damage could have material adverse effects on our business and financial condition.

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

As of June 30, 2021, we own 32 issued U.S. patents and 22 issued international patents; including four in China, three in Europe, five in South Korea, four in Taiwan, three in Japan, one in Eurasia, one in Australia, and one in Hong Kong. Our patents include those recently acquired through the acquisition of iGenomX, which consists of 5 issued patents, including two U.S. patents and three international patents, and ten pending applications, including two in the U.S., seven international applications, and one Patent Cooperation Treaty (PCT) application. There are 234 pending patent applications, including 70 in the United States, 153 international applications, and 11 applications filed under the PCT. Additionally, we have exclusively licensed a patent portfolio containing 10 issued patents, including one U.S. patent and nine international patents, and nine pending applications, including one in the U.S. and eight international applications. We have also licensed a patent portfolio containing 2 pending applications, including one in the U.S. application and one PCT application. Our policy is to file patent applications to protect technology, inventions, and improvements that are important to our business.

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

Evolving expectations around corporate responsibility practices, specifically related to environmental, social and governance (“ESG”) matters, may expose us to reputational and other risks.

Investors, stockholders, customers, suppliers and other third parties are increasingly focusing on ESG and corporate social responsibility endeavors and reporting. Certain institutional investors, investment funds, other influential investors, customers, suppliers and other third parties are also increasingly focused on ESG practices. Companies that do not adapt to or comply with the evolving investor or stakeholder expectations and standards, or which are perceived to have not responded appropriately, may suffer from reputational damage and result in the business, financial condition and/or stock price of a company being materially and adversely affected. Further, this increased focus on ESG issues may result in new regulations and/or third-party requirements that could adversely impact our business, or certain shareholders reducing or eliminating their holdings of our stock. Additionally, an allegation or perception that we have not taken sufficient action in these areas could negatively harm our reputation.

Item 2.Unregistered sales of equity securities and use of proceeds

Sales of unregistered securities

None.

Item 3.Defaults upon senior securities

None.

Item 4.Mine safety disclosures

Not applicable.

Item 5.Other information

None

Item 6.Exhibits

Exhibit Number	Description	Filed / Furnished / Incorporated from Form
4.1	Registration Rights Agreement dated as of June 14, 2021 by and among Twist Bioscience Corporation and Shareholder Representative Services LLC.	Incorporated by reference from Exhibit 4.1 to the Form 8-K filed on June 30, 2021 (file no. 001-38720)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by President and Chief Executive Officer.	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by Chief Financial Officer.	Filed herewith

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by President and Chief Executive Officer.	Furnished herewith

32.2†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.	Furnished herewith

101

The following materials from Twist Bioscience Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

Filed herewith

104	104 The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included in Exhibit 101).	Filed herewith
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

August 9, 2021	Twist Bioscience Corporation

	By:	/s/ James M. Thorburn
James M. Thorburn
Chief Financial Officer
(Authorized officer and principal financial officer)