Form 10-K
period 2021-09-30
Twist Bioscience Corp
filed 2021-11-23
CIK 1581280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021

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

As of March 31, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of common stock held by non-affiliates of the registrant was approximately $4.885 billion based upon the closing sale price on the Nasdaq Global Select Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s common stock outstanding as of November 18, 2021, was 49,632,483.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be filed in connection with its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

TWIST BIOSCIENCE CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2021

Forward-looking statements

This Annual Report on Form 10-K for the fiscal year ended September 30, 2021, or Form 10-K, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements relate to, among other matters, plans for product development and licensing to third parties, plans and timeframe for the commercial development of DNA data storage capabilities, expectations regarding market penetration, anticipated customer conversions to our products, plans to expand in the international markets, identification and development of potential antibody candidates for the treatment of COVID-19 and other diseases, and the anticipated timeframe for remediating the material weakness in internal control over financial reporting. Forward-looking statements are also identified by the words “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” and variations of such words and similar expressions. You should not rely upon forward-looking statements as predictions of future events. Such statements are based on management’s expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results, events or circumstances to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include:

●	our ability to increase our revenue and our revenue growth rate;
●	our ability to accurately estimate capital requirements and our needs for additional financing; our estimates of the size of our market opportunities;
●	our ability to increase DNA production, reduce turnaround times and drive cost reductions for our customers;
●	our ability to effectively manage our growth;
●	our ability to successfully enter new markets and manage our international expansion;
●	our ability to protect our intellectual property, including our proprietary DNA synthesis platform;
●	costs associated with defending intellectual property infringement and other claims;
●	the effects of increased competition in our business;
●	our ability to keep pace with changes in technology and our competitors;
●	our ability to successfully identify, evaluate and manage any future acquisitions of businesses, solutions or technologies;
●	the success of our marketing efforts;
●	a significant disruption in, or breach in security of our information technology systems and resultant interruptions in service and any related impact on our reputation;
●	our ability to attract and retain qualified employees and key personnel;
●	the effects of natural or man-made catastrophic events, including those resulting from the novel strain of coronavirus that causes coronavirus disease 2019, or COVID-19, that was first identified in Wuhan, China;
●	the effectiveness of our internal controls;
●	changes in government regulation affecting our business;
●	uncertainty as to economic and market conditions and the impact of adverse economic conditions; and
●	other risk factors included under the section titled “Risk Factors.”

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

*      *      *      *      *

PART I

Item 1.	Business

At Twist Bioscience Corporation, we work in service of customers who are changing the world for the better. In fields such as health care, food/agriculture, industrial chemicals/materials, academic research and data storage, by using our synthetic DNA tools, our customers are developing ways to better lives and improve the sustainability of the planet. We believe that the faster our customers succeed, the better for all of us, and we believe Twist Bioscience is uniquely positioned to help accelerate their efforts.

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

We have applied our unique technology to manufacture a broad range of synthetic DNA-based products, including synthetic genes, tools for next generation sequencing (NGS) sample preparation, and antibody libraries for drug discovery and development, all designed to enable our customers to conduct research more efficiently and effectively. Additionally, we are expanding our footprint by harnessing our proprietary platform to disrupt and innovate within larger market opportunities, such as discovery partnerships for biologic drugs, and completely new applications for synthetic DNA, such as digital data storage, to expand the overall reach and impact of DNA-based products. We sell our synthetic DNA and synthetic DNA-based products to a global customer base of approximately 2,900 customers across a broad range of industries.

DNA is the fundamental building block of biology. The ability to design DNA and engineer biology, a field known as synthetic biology, is growing rapidly, and we believe this field represents one of the most exciting areas of growth and technological innovation in the 21st century. The ability to modify DNA to improve health and the sustainability of the planet is leading to a broad range of applications for synthetic DNA and synthetic DNA-based products across multiple industries, including:

●	healthcare for the identification, prevention, diagnosis and treatment of disease (antibody discovery and optimization technology);
●	chemicals/materials for cost-effective and sustainable production of new and existing specialty chemicals and materials, such as spider silk, nylon, rubber, fragrances, food flavors and food additives;
●	food/agriculture for more effective and sustainable crop production;
●	academic research for a broad range of education and discovery applications; and
●	technology for potential use as an alternative long-term data storage medium.

Background

We currently generate revenue through our synthetic biology and next-generation sequencing, or NGS, tools product lines. In addition, we are leveraging our platform to expand our portfolio to include other synthetic DNA-based products and address additional market opportunities, including vertical market opportunities in biological drug discovery and development and digital data storage.

As part of our synthetic biology continuum offering, we have commercialized a custom DNA library solution which we believe can be leveraged to facilitate other proprietary tools to provide an end-to-end solution in biologics drug discovery and early development, from target to investigational new drug, or IND, application, adding value as a partner to biotechnology and pharmaceutical companies. We are also leveraging this capability for our internal antibody discovery efforts.

In fiscal year 2021 we served approximately 2,900 customers and reported $132.3 million in revenue, including $34.5 million in revenue to the chemicals/materials sector, $71.2 million in revenue to the healthcare sector, $25.3 million in revenue to the academic research sector and $1.3 million in revenue to the food/agriculture sector.

COVID-19 considerations

In March 2020, the World Health Organization declared the COVID-19 outbreak to be a pandemic. During the twelve months ended September 30, 2021, our revenues were not significantly affected by the COVID-19 pandemic. We did introduce important tools to fight the COVID-19 pandemic, although revenue from that product line has not been material. Similarly, to date we have not experienced a decline in revenue due to the impact of the COVID-19 pandemic on our customers. The extent to which the COVID-19 pandemic affects our future financial results and operations will depend on future developments which are highly uncertain and cannot be predicted, including the recurrence, severity and/or duration of the ongoing pandemic, and current or future domestic and international actions to contain and treat COVID-19.

We are following public and private sector policies and initiatives to reduce the transmission of COVID-19 and we have taken and continue to take a variety of measures to ensure the availability and functioning of our critical infrastructure, to promote the safety and security of our employees and to support the communities in which we operate. These measures include increasing our inventory, requiring remote working arrangements for employees not integral in physically making and shipping our products or who need specialized equipment to perform their work, investing in personal protective equipment, and providing paid sick leave to affected employees. On July 20, 2020 we commenced weekly testing of our employees working on site and we require all U.S. employees have been vaccinated as of October 25, 2021.

Due to the speed with which the situation may change, we are not able at this time to estimate the effect of COVID-19 on our financial results and operations, but the effect could be material for fiscal year 2022 and/or during any future period affected either directly or indirectly by this pandemic. For further discussion of the risks relating to COVID-19, see “We are subject to risks associated with COVID-19” under the section titled “Risk factors.”

Our Markets

Synthetic Biology

Our products serve life sciences researchers including those working in the field of synthetic biology, which is undergoing an era of rapid innovation and transformation. Synthetic biology is the engineering of biology to build new biological systems or re-design existing biological systems. The ability to design DNA and engineer biology is creating advances and benefits for a broad and growing range of applications for synthetic DNA and synthetic DNA-based products across multiple industries, including

●	healthcare for the discovery and production of new vaccines, therapeutics and molecular diagnostics;
●	chemicals/materials for cost-effective and sustainable production of new and existing specialty chemicals and materials, such as spider silk, nylon, rubber, fragrances food flavors and food additives;
●	food/agriculture for more effective and sustainable crop production;
●	academic research for a broad range of applications; and
●	technology for potential use as an alternative long-term data storage medium.

Synthetic DNA is the fundamental building block of synthetic biology. Researchers at a wide range of institutions can design synthetic DNA to regulate the production of proteins and other molecules to achieve a specific functional purpose. While synthetic DNA has been produced for more than 40 years, the complexities of biology and the production constraints inherent in legacy processes have historically limited the applications and market opportunities for DNA synthesis.

Next-Generation Sequencing

Our NGS tools play an integral role in the way our customers prepare their patient samples to be sequenced. NGS has transformed many markets in recent years by changing the landscape of diagnosing disease and disorders and offers a path to prevent or treat disease. Some of the markets impacted by NGS include oncology, reproductive health, food/agriculture, consumer genomics, infectious disease research and drug discovery. As NGS technology improves and the cost of sequencing declines, new emerging markets that were once considered impractical, such as population-scale sequencing, liquid biopsy (a test that detects multiple types of cancer from a single blood sample), minimal residual disease testing and single cell sequencing, have become major areas of interest and investment.

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

Our platform

We developed the Twist Bioscience DNA synthesis platform to address the limitations of throughput, scalability, and cost inherent in legacy DNA synthesis methods. Our platform stems from extensive analyses and improvements to the existing gene synthesis and assembly workflows. Our core technologies combine expertise in silicon, software, fluidics, chemistry, and motion and vision control to miniaturize thousands of parallel chemical reactions on silicon and write thousands of strands of DNA in parallel. With a footprint that is similar to the size of a 96-well plate that historically can only produce one gene, we are able to produce 9,600 genes in parallel. Based on current production needs, we have intentionally designed our latest chip to make 6,144 genes in parallel, but we have the current capability to increase this to 9,600 genes, as needed. We have combined our DNA synthesis technology with propriety software and a scalable commercial infrastructure to create our vertically integrated DNA synthesis platform capable of delivering very large volumes of high-quality synthetic DNA at low cost.

Enzymatic Synthesis

Several companies are pursuing an emerging gene synthesis process that uses enzymatic chemistry rather than phosphoramidite chemistry. While the promise of enzymatic synthesis to deliver longer genes in a shorter timeframe provides excitement for the industry, this technology is at the proof-of-concept stage and has not yet been proven to be scalable or commercially viable. If, in the future, enzymatic synthesis proves commercially scalable, we have the ability to include this chemistry within our established commercial infrastructure.

Our products

We have developed multiple products derived from synthetic DNA and our versatile DNA synthesis technology. Our current offering consists of two primary product lines, synthetic biology tools and NGS tools, that address different needs of our customers across a variety of applications, such as synthetic genes, oligo pools, SARS-CoV-2 tools and DNA libraries.

Synthetic Biology Products

Synthetic genes and gene fragments

Synthetic genes are manufactured strands of DNA. Customers order our synthetic genes to conduct a wide range of research, including product development for chemicals/materials, food/agriculture, therapeutics, diagnostics, data storage as well as a multitude of emerging applications within academic research. Virtually all research and development of this type requires trial and error, and our customers require many variations of genes to find the DNA sequence that achieves their objectives.

We offer two primary categories of synthetic genes: genes of perfect quality, clonal genes, in a vehicle to carry the DNA, also called a vector; and genes of near-perfect quality, non-clonal genes or fragments, that customers can place in their own vector. Within these two categories, customers can order different lengths of DNA depending on their required final gene construct. Customers can order longer genes or shorter genes and can stitch genes together to create longer or shorter constructs if desired.

Currently, we manufacture genes of up to 5,000 base pairs in length, yielding a clonally perfect piece of DNA that our customers can immediately use for their research. We offer non-clonal genes of up to 1,800 base pairs in length, which we believe addresses the vast majority of demand for non-clonal genes with an error rate of 1:7500 base pairs. We also offer larger quantities of DNA for customers who require it for their development efforts.

Oligonucleotide, or Oligo pools

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

We sell a diverse, customizable set of oligo pools, ranging from a few hundred oligos to over one million, and offer oligonucleotides of up to 300 nucleotides in length, with an error rate of 1:2000 nucleotides.

IgG proteins

Pairing the automation in our synthetic biology platform along with our expertise in antibody discovery, we introduced an immunoglobulin G (IgG) protein offering for our customers focused on drug discovery and development. In the process of antibody discovery, antibody fragments (Fab, small chain fragment variable (scFv) or VHH) must be reformatted to full IgGs. Leveraging its silicon-based synthesis platform, we provide customers with a high throughput IgG capability, removing this bottleneck from the antibody discovery process.

NGS tools

Building from our DNA synthesis platform, we have developed products for the growing NGS market. In particular, we are focused on addressing the demand for better sample preparation products that improve sequencing workflow, increase sequencing accuracy, and reduce sequencing costs. Using our silicon-based DNA synthesis platform, we are able to synthesize exact sequences of interest. In the target enrichment process, our synthetic DNA probes bind to the sequence of interest within the sample, acting like a magnet to isolate and physically extract the targeted segment of DNA.

Our NGS products are primarily used for diagnostic tests for various indications including rare disease, SARS-CoV-2 and cancer through liquid biopsy. In addition, customers use our NGS tools for population genetics research and biomarker discovery, translational research, microbiology and applied markets research. Our customers are primarily diagnostic companies and hospitals, research institutions, agricultural biotechnology companies, and consumer genetics companies conducting diagnostic tests for a wide range of applications.

We offer a wide variety of NGS tools for our customers including library preparation kits, human exome kits, fixed and custom panels as well as Alliance panels, which are customer-curated content sold through Twist. In addition, we offer specific workflow solutions including a methylation detection kit for cancer, rare and inherited disease study, as well as a fast hybridization solution (FastHyb), which allows researchers to go from sample to sequencer in a single day.

Synthetic Viral Controls, Infectious Disease Research Tools

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

In addition, we introduced the SARS-CoV - 2 Research Panels, the Twist Respiratory Virus Panel and the Pan-Viral Research Panel, for the detection of disease in a research setting. All products can be used for environmental monitoring and surveillance testing, while also providing insight into the full sequence information for monitoring of viral evolution and strain origin.

Drug and Target Discovery Solutions

Precision DNA libraries

Our platform allows customers to customize every antibody sequence variation and construct a precise library systematically to target the entire region of interest. We can create single-site libraries in which we change a single amino acid (which is encoded by a group of three DNA nucleobases) within the sequence or single-site saturation libraries in which we change every amino acid within the sequence for a more comprehensive approach. We can also generate combinatorial libraries in which we introduce changes to multiple sites within the same gene in specific ratios and combinations. These libraries can be used for antibody engineering, affinity maturation, and humanization, which simplifies downstream screening and identifies more lead molecules. Our libraries are explicitly developed for a specific area of the genome or tailored to a specific disease, with antibody compounds evenly represented across all desired areas of the genome.

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

Identification and validation of antibodies for diagnosis and treatment of COVID-19

In 2020, we initiated antibody discovery using our biopharma platform, identifying potential antibodies that could be used for the diagnosis and treatment of COVID-19 for research purposes. In addition, we tested several of these antibody candidates in live virus and advanced a subset through preclinical testing. In September 2021, The Coronavirus Immunotherapy Consortium (CoVIC), a joint academic-industry, non-profit collaborative research effort, performed the blinded analysis, confirming that our internally-developed antibody TB202-3 completely blocked the SARS-CoV-2 spike protein from binding to the human ACE2 receptor. The results were published in the peer-reviewed journal Science. TB202-3 binds to a majority of known mutations, with the exception of the L452R mutation present in the Delta and Epsilon variants. Twist developed a new antibody which also binds and neutralizes the Delta and Epsilon variants, that is now advancing through late-stage discovery and validation testing.

Partnerships with leading companies

We believe we have several avenues available to monetize our antibody discovery program. In general, partnerships for our antibody development platform require us to provide rapid, on-demand (high affinity) antibodies based on one or more targets provided by the customer. These agreements typically have three elements with respect to the program:

●	We license and also utilize our “Library of Libraries,” a panel of synthetic antibody phage display libraries derived only from sequences that exist in the human body.
●	We work to discover, validate and optimize new antibody candidates against a specific target.
●	The customers pay Twist annual technology licensing fees, and increasingly, we receive project milestones for completion of various Twist activities and development milestones as our customers progress and commercialize the products. In many cases, we also receive royalties on any products coming out of the partnerships.

Customers can design and purchase libraries, and we work with partners that bring us a target, to discover antibody leads against that target. These partnerships generate revenue in up-front fees, through the license of libraries and service revenue. In addition, many of our partnerships include success-based milestones for key clinical, regulatory and commercial achievements and/or royalties on any product sales resulting from our collaboration.

In addition, for our internal development efforts, we have selected several promising targets and have identified antibody leads to these targets. We intend to out-license these compounds at later stages of preclinical development to optimize both the up-front revenue and larger milestones and royalties. By out-licensing antibody leads to experts in development and commercialization of biotechnology products, we can continue to focus on improving health through our proprietary platform. To date, we have generated antibody leads to Adora 2a, GLP1R (agonist and antagonists), SARS-CoV-2, TIGIT, PD-L1, CXCR4, CD3 as well as several undisclosed targets.

As of September 30, 2021, we had signed 34 revenue-generating partnerships. We have 41 completed programs and 41 active programs with 35 of the programs including milestones and/or royalties. Some of our partners include Boehringer Ingelheim GmbH, Takeda Pharmaceutical Company Limited, Adicet Bio, Kyowa Kirin, Invetx, Inc., and Neogene Therapeutics, Inc. In addition, we collaborate with companies that bring complementary technologies to expand our opportunities and reach.

Our growth strategy

Our objective is to be the leading provider of synthetic DNA and DNA-based products worldwide and to leverage our platform to build a leadership position in other life sciences markets in which we have a competitive advantage. We intend to accomplish this objective by executing on the following:

●	maintain and expand our position as the provider of choice for high-quality, affordable synthetic genes and DNA to customers across multiple industries;
●	become a leading supplier of NGS sample preparation products;
●	conduct antibody therapeutic discovery and optimization for our current customers and future partners;
●	continue to explore development of DNA as a digital data storage medium through internal research and government and industry partnerships; and
●	expand our global presence.

Beyond these opportunities, we are working with industry partners to create new markets for our products by leveraging our platform.

Sales and marketing

We have built a versatile and scalable commercial platform that enables us to reach a diverse customer base that we estimate consists of over 100,000 synthetic DNA users, and many additional potential customers of our NGS library preparation products today. In order to address this diverse customer base, we have employed a multi-channel strategy comprised of a direct sales force targeting synthetic DNA customers, a direct sales force focusing on the NGS market and an e-commerce platform that serves both commercial channels. Our sales force is focused on customer acquisition, support, and management across industries, and is highly trained on both the technical aspects of our platform and how synthetic DNA can be used in a wide range of industries. Our easy-to-use e-commerce platform allows customers to design, validate, and place on-demand orders of customized DNA online, and enable them to receive real-time customized quotes for their products and track their order status through the manufacturing and delivery process. This is a critical part of our strategy to address our large market and diverse customer base, as well as drive commercial productivity, enhance the customer experience, and promote loyalty. We target customers of our NGS products through a direct sales team focused on the NGS tools market and which is separate from our synthetic DNA sales force. Our direct NGS sales representatives are focused on supporting our early adopters and providing a high level of service in order to familiarize customers with our product offerings.

We sell our products through a worldwide commercial organization that includes direct sales personnel, commercial consultants in Europe and Asia, an ecommerce platform and distributors. As of September 30, 2021, we employed 203 people in sales, marketing and customer support.

Research and development

We are engaged in ongoing research and development efforts focused on enhancements to existing products and the development of new products. Currently, we are pursuing research and development projects with respect to the following:

●	process development for higher quality oligos;

●	building a massively parallel fast turnaround time SynBio pipeline;
●	optimization, automation and miniaturization of gene and NGS pipelines;
●	silicon process and chemistry development for our data storage initiative;
●	buildout of a massively parallel screening facility for our biopharma initiatives that allows us to screen over a dozen antibody phage display campaigns per week; and
●	expansion of our product offerings for oligo, gene, NGS library preparation and target enrichment, and DNA Libraries NGS products.

In June 2020, we executed a firm fixed-price subcontract with Georgia Institute of Technology to develop the DNA synthesis portion of the Molecular Information Storage program. The total cost for this subcontract is $6.5 million, and we are responsible for providing a minimum contribution of $2.0 million toward the cost of the program, with the remaining $4.5 million to be funded by the U.S. Director of Central Intelligence. We will receive such $4.5 million in funding in fixed amounts over a period from September 2019 to June 2022.

In December 2020, we executed a firm fixed-price subcontract for fulfilling an organization’s primary obligation to perform discovery activities and conduct applied research for technological innovations to improve human health. The subcontract was a $1.0 million research & development cost-reimbursement arrangement. The cost was reimbursed over a period from September 2020 to December 2020.

Research and development activities are conducted in collaboration with manufacturing activities to help expedite new products from the development phase to manufacturing and to more quickly implement new process technologies. From time to time, our research and development efforts have included participation in technology collaborations with universities and research institutions.

As of September 30, 2021, we employed 192 people in our research and development team.

Patents and other intellectual property rights

As of September 30, 2021, we own 33 issued U.S. patents and 24 issued international patents; four in China, three in Europe, six in South Korea, four in Taiwan, three in Japan, one in Eurasia, one in Singapore, one in Australia, and one in Hong Kong. There are 262 pending patent applications, including 72 in the United States, 176 international applications and 14 applications filed under the Patent Cooperation Treaty. Additionally, we have exclusively licensed a patent portfolio containing ten issued patents, including one U.S. patent and nine international patents, and nine pending applications, including one in the U.S. and eight international applications. We have also licensed a patent portfolio containing two pending applications, including one in the US and one PCT. Our policy is to file patent applications to protect technology, inventions and improvements that are important to our business.

Manufacturing and facilities

The production of our products is a highly complex and precise process. We currently manufacture all of our products and multiple sub-assemblies at our manufacturing facility in South San Francisco, California. We also outsource some of our sub-assemblies to third party manufacturers. All of our products originate from synthetic DNA obtained from nanostructured clusters fabricated on our proprietary silicon technology platform. Due to its on-demand nature, the gene synthesis business requires manufacturing operations to be in operation 24 hours a day, seven days a week, 365 days per year. For synthetic genes, we have built a highly scalable gene production process with what we believe is industry-leading capacity to address the growing demand of scalable, high-quality, affordable synthetic genes. As of September 30, 2021, we employed 177 people in our manufacturing and facilities team.

In addition to synthetic genes, we manufacture oligo pools. The pooling process has been fully automated through a mixture of custom proprietary and over-the-counter liquid handling equipment. We are currently only utilizing approximately two thirds of our production capacity for synthetic genes and oligos. We have the capacity to make many millions of high-quality oligos per month that can be used to make genes and gene fragments of various lengths, oligo pools of various sizes, DNA libraries and NGS tools products. We intend to increase our shipments to leverage our production capacity through our e-commerce platform, which we believe will expand both our market opportunity and our customer base.

The manufacturing process for our NGS tools is highly flexible given the efficiency of our production capability. We have automated the entire workflow using proprietary and over-the-counter laboratory equipment. We have built dedicated production capabilities for our NGS products.

ISO Certification

In 2018, we certified our Quality Management System (QMS) to the ISO 9001:2015 (Quality Management Systems—Requirements) standard and ISO 13485:2016 standard (Medical devices—Quality management systems—Requirements for regulatory purposes). ISO is a global network of national standards with over 18,000 standards for nearly every aspect of technology and business. ISO has standard bodies in 163 countries. ISO Surveillance Audits are carried out twice within a three-year period by the registrar (certification body) to ensure we maintain our system in compliance with ISO standards. Recertification is required every three years and we have been successfully recertified since obtaining our original ISO certification. Most recently, we were registered with the FDA as a manufacturer of “Reagents, 2019-novel coronavirus nucleic acid”.

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

In July 2021, we withdrew from the ISO 9001:2015 certification and expanded the scope of our ISO 13485:2016 scope. The expansion introduced additional products, which conform to the ISO 13485:2016 standard. As our product portfolio expands, our customers demand that our reagents and controls conform to ISO 13485:2016. The new scope statement is, "Design, development, manufacture and distribution of oligonucleotide sequences and reagents used for development of next-generation sequencing (NGS) assays, reverse transcription polymerase chain reaction (RT-PCR) assays and quality control measures".

Supply chain

We have historically purchased many of the components and raw materials used in our products from numerous suppliers worldwide. For reasons of quality assurance, sole source availability or cost effectiveness, certain components and raw materials used in the manufacture of our products are available only from one supplier. We have worked closely with our suppliers to develop contingency plans to assure continuity of supply while maintaining high quality and reliability, and in some cases, we have established long-term supply contracts with our suppliers. During the COVID-19 pandemic, we increased our supply of several materials and sourced additional suppliers for key materials to mitigate supply chain disruptions and ensure ongoing operations. The COVID-19 pandemic could disrupt our supply chain and although we continue to take steps to increase our safety stock and qualify other suppliers as it is very difficult to predict the future impact of the pandemic on our supply chain. As outbreaks of the virus continue to occur, we could potentially face disruption which could mean supply chain lead times are lengthened or we experience shortages and consequently this could impact our ability to produce and negatively impact our revenue.

Competition

The synthetic biology industry is intensely competitive and is characterized by price competition, technological change, international competition, product turnaround time and manufacturing yield problems. The competitive factors in the market for our products include:

●	price;
●	product quality, reliability and accuracy;
●	product offerings & complexity;
●	turnaround time;
●	breadth of product line;
●	design and introduction of new products;
●	market acceptance of our products and those of our customers;

●	throughput and scale; and
●	technical support and service.

Regarding these factors, we face competition from a broad range of providers of core synthetic biology products such as GenScript Biotech Corporation, DNA Script, Inc., GENEWIZ (owned by Brooks Automation), Integrated DNA Technologies, Inc. (owned by Danaher), ATUM, GeneArt (owned by Thermo Fisher Scientific Inc.), Eurofins Genomics LLC, Sigma-Aldrich Corporation (an indirect wholly owned subsidiary of Merck & Company), Promega Corporation, OriGene Technologies, Inc., Blue Heron Biotech, LLC and others. Additionally, we compete with both large and emerging providers in the life sciences tools and diagnostics industries focused on sample preparation for NGS such as Thermo Fisher Scientific Inc., Illumina, Inc., Integrated DNA Technologies, Inc., Agilent Technologies, Inc. (“Agilent”), and Roche NimbleGen, Inc. In the antibody discovery market, we compete with clinical research organizations, such as LakePharma (mouse hybridoma, llama immune libraries, XOMA phage display library) and Aldevron, LLC (genetic mouse immunization coupled with hybridoma), and antibody discovery biotechnology companies, such as Iontas (human phage display libraries, human phage display library focused on ion channels), Abcellera (AI-powered antibody discovery platform), Adimab (human synthetic yeast display libraries), and Distributed Bio, Inc. (“Distributed Bio”) (human synthetic phage display library, lead optimization libraries) (owned by Charles River). In the field of DNA digital data storage, we compete with Catalog Technologies, Inc., ETH Zurich, Helixworks, Iridia, Inc., North Shore Bio and Roswell.

Environmental, social, governance (ESG) and human capital

We are at the forefront of the synthetic biology revolution, and our products are increasingly being used to empower our customers, who are diagnostic, therapeutic and healthcare companies, agricultural biotech companies, chemical companies, academic institutions and government entities, around the world to address large societal challenges. All of our work supports our mission to provide synthetic DNA and DNA product to improve health and sustainability.

Our employees are a key factor in our ability to serve our customers and achieve our mission to provide synthetic DNA to improve health and sustainability. The ability to hire and retain highly skilled professionals remains key to our success in the marketplace. To attract develop and motivate our employees, we offer a challenging work environment, ongoing skills development initiatives, attractive career advancement, opportunities and a culture that rewards entrepreneurial initiative and exceptional execution.

Guiding Principles and Business Ethics

Our guiding principles of grit, impact, service and trust serve as our cultural pillars. Our guiding principles set the tone for how we work together, provide a framework for giving feedback and increase the power of our brand. Service is at the core of our business and our interactions with one another. We relentlessly focus on exceeding internal and external customer needs.

We have 12 dedicated, full-time employees who oversee all aspects of our human resources processes including attracting, retaining and motivating our employees. We are consistently looking at new opportunities and avenues to recruit talented individuals to work in our organization.

Diversity, equity, inclusion and belonging

Diversity is in our DNA. Our employees come from numerous countries and bring diversity to our workplace across many critical categories. We believe our company is stronger because of the variety of experiences and backgrounds our employees bring to their work every day.

We are committed to creating and maintaining a diverse, inclusive and safe work environment where our employees can bring their best selves to work each day. Our commitment to diversity extends through our recruitment, retention, learning and engagement and community partnerships. As part of our diversity, equity, inclusion and belonging strategy, we made an active decision to pursue opportunities for learning and engagement that bring people from different backgrounds together into conversation. We’ve initiated monthly Culture Conversations where we explore identities and systems of power using an intersectional lens each month. Past topics include: disability, LGBTQIA+, ageism, Latinx identity, and more. Our objective is to appreciate each other as individuals with unique lived experiences, rather than define one another by a single trait such as race, sexual orientation or geographical location. To assess our efforts toward building a diverse workforce, we have included questions in our engagement survey to measure employee perception of inclusive culture.

In addition, we mandate training for all employees and managers to prevent workplace harassment. The course equips leaders and employees with the tools they need to identify and address unwelcome conduct in non-adversarial, respectful terms.

Recruiting

We believe that our employees are our most important asset. Beginning with the pre-recruitment process, we provide internship opportunities for students interested in biotechnology and the science, technology, engineering and mathematics (STEM) fields in both scientific and non-scientific departments. We engage with local communities to provide expert speakers sharing nontraditional career pathways for the biotechnology field. We partner with community colleges, historically black colleges and universities and Hispanic-focused institutions to build our brand within diverse communities as a source of diverse, high-quality candidates for every role with the goal of identifying the best possible candidate to fill open positions within the company. We implemented a remote work policy which has resulted in a broader applicant pool because they aren’t limited to geographic location.

We actively engage with future scientists through organizations including the International Genetically Engineered Machine (iGEM), a non-profit organization dedicated to furthering the field of synthetic biology. In addition, we have provided internships through the Gloucester Biotechnology Academy, a hands-on training program prepares students for careers as entry-level technicians in cutting-edge laboratories; and Eastside Preparatory Academy, a high school dedicated to serving students historically underrepresented in higher education.

With an active program in place for our employees, we are striving to further support our female and underrepresented employees in advancing their careers while continuing to focus on hiring diverse talent, particularly at more senior positions.

Compensation and benefits, health and wellness

We strive to provide pay, comprehensive benefits and services that help meet the varying needs of our employees. Our generous total rewards package includes above-market pay; fully covered healthcare benefits for employees, with family member healthcare benefits covered at 90%; a health savings account that is fully funded for individuals and their families; approximately four weeks of paid vacation; a minimum of four months of parental leave for all employees globally; flexible work schedules; and onsite services. In addition, we offer every full-time employee, both exempt and non-exempt, the benefit of equity ownership in the company through stock option grants and our employee stock purchase plan.

We have an expert-built educational platform to assist employee’s fertility & family building needs with the help of treatment, fostering or adopting, plus dedicated resources for egg freezers, egg donation, LGBTQ+ families, and solo parents.

We have increased our well-being benefits, by offering programs that help workers monitor and reduce their stress levels, providing apps to support sleep and relaxation. We implemented a Walking Challenge to promote physical health and employee connections. We have further addressed employees’ emotional health and well-being by providing meditation sessions and using telehealth programs to offer mental health counseling.

COVID-19 employee safety and benefits

Many of our customers require our synthetic DNA products to provide critical tools for global health. Twist continues to take extra precautions to reduce the risk of virus exposure for all employees. All of our employees who were able to work from home will continue to do so through January 2022. For those employees who remain onsite to produce our products, we reduced the number of people in the office significantly with the remote work option. In addition, we comply with all local, state and federal mandates requiring masks indoors. We require all U.S. employees to be vaccinated and continue to provide PCR based testing of all on-site employees weekly. As a benefit for all employees, we provide flu shots for the employee and their family.

For any employee who contracts COVID-19, we provide full pay for their entire recovery and quarantine time, regardless of the guidelines of their home country. Twist pays sick leave for all affected employees at 100% of their salary or average hourly wages.

Employee health and safety

We remain steadfast in our commitment to promote the health and safety of our employees. We require annual workplace safety training to reinforce workplace safety procedures that may be useful in the event of emergency situations and to assist our employees in helping to prevent workplace accidents. Our Employee Health and Safety Committee, which is comprised of numerous cross-departmental members meets on a quarterly basis to review workplace safety and adherence to safety policies. As part of our efforts, all employees and managers complete workplace harassment and sexual harassment training that includes details on how to report any violation of these policies.

Conduct and ethics

Our Board of Directors adopted and regularly reviews the Code of Conduct, which applies to all of our employees, directors and officers. We believe it is imperative that the board of directors and senior management strongly support a no-tolerance stance for workplace harassment, biases and unethical behavior. All employees are required to abide by, review and confirm compliance to the company’s Code of Business Conduct and Ethics Policy, our Anti-Money Laundering Policy, our Anti-Corruption Policy. We have established a reporting hotline and email address that enables employees to anonymously report any suspected violations of the Code of Conduct.

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

In 2021, our employees participated, through the Engineering Biology Research Consortium (EBRC), in a 'Malice Analysis' (MA) - a methodology for teaching synthetic biology researchers about both the importance of, and the how-to of, thinking through any security implications of their own research activities.

Growth and development

We invest significant financial and support resources to develop the talent we need to remain at the cutting edge of innovation to ensure Twist Bioscience is an employer of choice. We recently launched a new performance management system to support our culture, maintain consistency with our guiding principles and to focus on continuous learning and development. Our success in the market depends on employees understanding and embracing how their job contributes to the company’s overall strategy. We encourage cross team communication as well as integrated departmental communication. We believe this broadens our employee’s skill set and provides opportunity for growth and advancement. We invest in our next generation of leaders through a one-year leadership program for mid-level managers. In addition, we offer tuition reimbursement aimed at growth and career development.

We have made a significant investment in an online learning platform with on-demand, video-based content. Employees have the opportunity to refine or develop professional skills, learn new software, and explore as they plan their career growth. The platform also offers tremendous potential for managers and employees to create development plans as part of the performance review process.

Communications and engagement

We employ a variety of tools to facilitate open and direct communication including open forums with executives, employee surveys and engagement through focus groups, forums and committees. We endeavor to further refine our employee programs through our employee engagement survey as well as follow up quarterly pulse surveys. Based on the most recent survey conducted in July 2021 where 88% of our employees responded:

●	96% of employees understand Twist’s mission
●	93% understand how they contribute to the mission of the company
●	93% understand how their goals contribute to Twist

The executive leadership team identified key initiatives within their organizations that tie directly back to the survey feedback to further increase employee engagement moving forward.

We hold All Hands meetings twice per month as well as a monthly managers meeting for all people managers.

Community engagement, social and relationship capital

We are endeavoring to develop relationships, give back to our communities and engage in corporate social responsibility and sustainability initiatives. We provide all employees with eight fully paid hours each year to give back to the community at an organization of their choice. We are working to engage with the local community organizations to provide volunteer opportunities for our employees. As we grow our employee base, we will extend our efforts in these areas.

Employee population

As of September 30, 2021, we had 652 employees, which includes our team of 81 dedicated commercial consultants. Of these employees, 192 were primarily engaged in engineering as well as research and development activities; 203 were primarily engaged in marketing, sales and customer support; 80 were primarily engaged in general and administrative activities; and 177 were primarily engaged in operations and manufacturing, of which there are 160 full-time employees dedicated to manufacturing our synthetic genes, oligo pools, NGS tools and DNA libraries. Of these employees, 494 hold engineering or science degrees including 118 Ph.D.’s. None of our employees is represented by a labor union, and we consider our employee relations to be good.

Board of Directors

Board Member	Gender
Nicolas Barthelemy	Male
Nelson C. Chan	Male
Robert Chess	Male
Keith Crandell	Male
Jan Johannessen	Male
Xiaoying Mai	Female
Robert Ragusa	Male
Melissa A. Starovasnik	Female
Emily Leproust	Female
William Banyai	Male
Female	30%
Male	70%
Total	10

Executives

Executive Team Member	Gender
Emily Leproust	Female
Jim Thorburn	Male
Bill Banyai	Male
Angela Bitting	Female
Siyuan Chen	Male
Dennis Cho	Male
Patrick Finn	Male
Paula Green	Female
Steffen Hellmold	Male
Martin Kunz	Male
Aaron Sato	Male
Erin Smith	Female
Patrick Weiss	Male
Female	31%
Male	69%
Total	13

All Twisters (inclusive of executives)

Gender	Percent of all Twisters
Female	33%
Male	67%
Total	652

Region	Percent of all Twisters
Americas	80%
EMEA	14%
APAC	6%
Total	652

Degree	Percent of all Twisters
Engineering or Science Degree, not inclusive of Ph.D	58%
PhD in Engineering or Science	18%
Employee without Engineering or Science Degree	24%
Total	652

Environmental management

Many gene synthesis companies rely on oligonucleotide, or oligo (short pieces of DNA) synthesis on a plastic 96-well plate format. The 96-well plate allows researchers to create 96 oligos in parallel, one in each well. While this process can successfully achieve DNA synthesis, it requires high volumes of phosphoramidites, an expensive raw material, as well as other ancillary chemical reagents such as activator, wash, deblock, oxidizer and capping reagents, many of which are toxic and environmentally harmful. The reagent consumption levels vary depending on the DNA synthesizer and its setup.

At Twist, we developed an ultra-high-throughput DNA synthesis platform to address the limitations of throughput, scalability, and cost inherent in legacy DNA synthesis methods like that described above. With a footprint that is similar to the size of a 96-well plate that produces 96 oligos or 1 or 2 genes, we are able to produce approximately 1,000,000 oligos or 9,600 genes in parallel.

With the Twist ultra-high-throughput DNA synthesizer, we believe we are able to achieve at least a 99.8% volume reduction (when compared to a standard manufacturer of oligos) in chemical consumption under the right circumstances compared to legacy oligo synthesis. For the more expensive chemical reagents (e.g., phosphoramidite and activator reagents), we have achieved nearly a 1,000,000-fold volume reduction. This drastic volume reduction is achieved through various engineering breakthroughs, including using of inkjet printing to deliver phosphoramidites and activator reagents (10 picoliter per droplet), and the development of proprietary flow cell chambers and reagent recipes, among other proprietary developments.

In addition, the legacy oligo synthesis process often produces significantly more oligos than is typically required for most subsequent processes. In contrast, the Twist system includes a fully-integrated and miniaturized molecular biology workflow to assemble genes using nearly 100% of the oligos we produced, yielding nearly zero wasted synthesized oligos and reducing the usage of molecular biology reagents (e.g., polymerase and other enzymes, and dNTP).

Overall, Twist’s process to synthesize DNA significantly reduces the quantity of chemicals used, overproduced product and waste, for a more sustainable production process.

Government regulation

Our synthetic DNA products are intended for “Research Use Only” (RUO). We sell these products for non-diagnostic and non-clinical purposes to academic institutions, life sciences and research laboratories, and biopharmaceutical and biotechnology companies. Our products are neither intended nor promoted for clinical use, diagnostic procedures, or use as components of our customers products. Rather, they are intended to be used as research tools that enable our customers to develop a wide spectrum of commercial products. However, in the future we may be subject to a variety of specialized regulatory requirements, including potential regulation by the U.S. Food and Drug Administration, or the FDA. For example, in December 2010, the Presidential Commission for the Study of Bioethical Issues recommended that the federal government oversee, but not regulate, synthetic biology research. The Presidential Commission also recommended that the federal government lead an ongoing review of developments in the synthetic biology field and that the federal government conduct a reasonable risk assessment before the field release of synthetic organisms.

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

RUO is a term applicable to our target enrichment products for the next-generation sequencing (NGS) market and is applied to kits sold to this market segment. It is intended to restrict use of the kits to non-in vitro diagnostic purposes. Our NGS target enrichment and library preparation products are used in a more comprehensive workflow for next generation sequencing for research purposes only. In the future, we may develop this larger workflow as an in vitro diagnostic, for which we will obtain prior authorization from FDA or other applicable regulatory authorities before commercialization.

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

As noted above, although our products are currently intended for research purposes only, the regulatory requirements related to marketing, selling, and supporting such products could be uncertain and depend on the totality of circumstances. This uncertainty exists even if such use by our customers occurs without our consent. If the FDA or other regulatory authorities assert that any of our RUO products are subject to regulatory clearance or approval, our business, financial condition, or results of operations could be adversely affected.

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

FSAP

The Federal Centers for Disease Control and Prevention (CDC) and the Animal and Plant Health Inspection Service (APHIS) administer requirements of the Federal Select Agent Program, or FSAP. FSAP requirements govern possession, use, and transfer of select agents and toxins consisting of biological materials that have the potential to pose a severe threat to public, animal or plant health or to animal or plant products. The FSAP currently lists approximately 67 select agents and toxins, and approximately 247 entities were registered under FSAP to possess a select agent or toxin. The registered entities primarily consist of academic, federal and non-federal government, commercial, and private facilities that conduct research studies or diagnostic activities. We are not a registered entity under FSAP and it is our policy generally not to produce or otherwise work with any biological material that is subject to FSAP license requirements. To the extent that we may possess, use, or transfer any material considered a select agent or toxin under FSAP prospectively, we would seek to register with FSAP and obtain all necessary permits for possession, transfer, importation, or any other regulated activity.

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

Risk Factor Summary

Investing in our common stock involves a high degree of risk. You should carefully consider all information in this Annual Report on Form 10-K prior to investing in our common stock. These risks are discussed more fully in the section titled “Risk Factors.” These risks and uncertainties include, but are not limited to, the following:

●	We are subject to risks associated with COVID-19;
●	We have incurred net losses in every period to date, and we expect to continue to incur significant losses as we develop our business and may never achieve profitability;
●	We will require additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product manufacturing and development and other operations;
●	If we are unable to maintain adequate revenue growth or do not successfully manage such growth, our business and growth prospects will be harmed;
●	Rapidly changing technology and extensive competition in synthetic biology could make the products we are developing and producing obsolete or non-competitive unless we continue to develop and manufacture new and improved products and pursue new market opportunities;
●	The continued success of our business relies heavily on our disruptive technologies and products and our position in the market as a leading provider of synthetic DNA using a silicon chip;
●	We depend on one single-source supplier for a critical component for our DNA synthesis process. The loss of this supplier or its failure to supply us with the necessary component on a timely basis, could cause delays in the future capacity of our DNA synthesis process, and adversely affect our business;
●	We depend on the continuing efforts of our senior management team and other key personnel. If we lose members of our senior management team or other key personnel or are unable to successfully retain, recruit and train qualified researchers, engineering and other personnel, our ability to develop our products could be harmed, and we may be unable to achieve our goals;
●	We may engage in strategic transactions, including acquisitions and divestitures that could disrupt our business, cause dilution to our stockholders, reduce our financial resources, or prove not to be successful;
●	Our products could in the future be subject to additional regulation by the U.S. Food and Drug Administration or other domestic and international regulatory agencies, which could increase our costs and delay our commercialization efforts, thereby materially and adversely affecting our business and results of operations;
●	If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, which would adversely affect our business;
●	Our ability to protect our intellectual property and proprietary technology through patents and other means is uncertain; and
●	If we are unable to obtain, maintain and enforce intellectual property protection, others may be able to make, use, or sell products and technologies substantially the same as ours, which could adversely affect our ability to compete in the market.

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

Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price.

Because of the following factors, as well as other factors affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Risks related to our business

We are subject to risks associated with COVID-19.

Our global operations expose us to risks associated with COVID-19 that has spread globally. In the past year, the continued spread of COVID-19 has led to disruption to business and economic activity and related uncertainty and volatility in the global capital markets, which increases the cost of, and adversely impacts access to, capital and increases economic uncertainty. The COVID-19 pandemic has caused an economic slowdown and will likely continue to impact business and economic activity globally. While our financial results for the fiscal year 2021 have not been significantly affected by the COVID-19 outbreak, impacts from COVID-19 may, in the future, adversely affect our operations, supply chains, distribution systems and customer demand, including as a result of impacts associated with preventive and precautionary measures that we, other businesses and governments are taking or may take in the future. Due to the health risks caused by the COVID-19 pandemic to employees who operate and monitor our internal controls and due to the previous requirement and potential future requirements that a large number of employees work remotely, the COVID-19 pandemic impact on staffing could cause challenges for the effective operation of our internal controls. The unanticipated loss or unavailability of key employees due to the COVID-19 outbreak could harm our ability to operate or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability. The effectiveness of our sales teams may be negatively impacted by the lack of travel and their reduced ability to engage with decision-makers. Our NGS business may be negatively impacted by the sequencing capacity dedicated to COVID-19 related orders. Our shipments may be subject to higher freight costs. Our customers may delay payments for shipments received. A significant portion (approximately 19%) of our business is in the academic markets and the demand for our products in this customer segment have been affected by a reduction in their research grants and may continue to be so affected in the future. Supply chain disruptions may result in the lack of raw materials, delay in the release of new products or compressed margins due to an increase in material costs. Due to these impacts and measures, we may experience significant and unpredictable reductions in demand for our products and our customers may postpone or cancel their existing orders. Due to the COVID-19 pandemic, we and many other employers in the United States and Europe have required all employees whose duties can be performed remotely, to work from home and not to go into our offices. This increase in employee telecommuting activity could increase the risk of a security breach of our information technology systems. If the COVID-19 pandemic continues and business and economic conditions persist or worsen, we may experience a decline in sales activities and customer orders or cancelations of existing orders, and it remains uncertain what impact these declines will have on future sales and customer orders once conditions begin to improve. In addition to existing travel restrictions, some countries have closed their borders to U.S. travelers and may continue to impose or further expand travel restrictions and impose or resume prolonged quarantines, which would significantly impact our ability to support our business operations and customers in those locations and the ability of our employees to access their places of work to produce products, or significantly hamper our products from moving through the supply chain. For example, we may face a shortage of dry ice and other materials which are essential to delivering our products to our customers due to the increased demand for such products due to the COVID-19 vaccination distribution, COVID-19 testing and COVID-19 antibody development. As a result, given the evolving nature of the business and economic conditions in response to the virus, and the uncertainty as to how quickly and effectively mitigation measures, such as vaccines, will be widely available and adopted by the public, the COVID-19 pandemic may negatively affect our revenue growth, and it is uncertain how materially COVID-19 will affect our global operations if these impacts persist or worsen over an extended period of time. Any of these impacts would have an adverse effect on our business, financial condition and results of operations, and at this point, the extent of the impact of COVID-19 remains uncertain. In addition, our ability to raise capital in the future may also be negatively affected.

We have incurred net losses in every period to date, and we expect to continue to incur significant losses as we develop our business and may never achieve profitability.

We have incurred net losses each year since inception and have generated limited revenue from product sales to date. We expect to incur increasing costs as we grow our business. We cannot be certain if or when we will produce sufficient revenue from our operations to support our costs. Even if profitability is achieved, we may not be able to sustain profitability. We incurred net losses of $152.1 million, $139.9 million and $107.7 million for the years ended September 30, 2021, 2020 and 2019, respectively. As of September 30, 2021, we had an accumulated deficit of $610.6 million. We expect to incur substantial losses and negative cash flow for the foreseeable future. We may incur significant losses in the future for a number of reasons, many of which are beyond our control, including the other risks described in this Form 10-K, the market acceptance of our products, business and economic conditions resulting from the ongoing COVID-19 pandemic, future product development, and our market penetration and margins.

We may require additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product manufacturing and development and other operations.

Since our inception, substantially all of our resources have been dedicated to the development of our DNA synthesis platform and our sample preparation kit for NGS. We believe that we will continue to expend substantial resources for the foreseeable future as we continue to expand our production capabilities and enter additional markets we may choose to pursue, including new COVID-19 testing products, pharmaceutical biologics drug discovery and digital data storage in DNA. These expenditures are expected to include costs associated with research and development, increasing manufacturing and supply capabilities as well as marketing and selling existing and new products. In addition, other unanticipated costs may arise.

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

Our future capital requirements depend on many factors, including:

●	the number and characteristics of any additional products or manufacturing processes we develop or acquire to serve new or existing markets;
●	the scope, progress, results and costs of researching and developing future products or improvements to existing products or manufacturing processes, including increasing our manufacturing capabilities;
●	the cost of manufacturing our DNA synthesis equipment and tools, our NGS sample preparation kits, and any future products we successfully commercialize;
●	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;
●	the costs of expanding our sales and marketing capabilities in the United States and in other geographies;
●	any lawsuits related to our products or commenced against us or any regulatory actions or proceedings commenced;
●	the expenses needed to attract and retain skilled personnel;
●	the costs associated with being a public company;
●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and
●	the timing, receipt and amount of sales of, or royalties on, any future approved products, if any.

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

In order to grow our business, we must continue to attract new customers and retain and grow sales from our existing customers on a cost-effective basis. To do this, we aim to attract new and existing buyers of synthetic DNA and NGS tool kits, convert makers of synthetic DNA into buyers of synthetic DNA, monetize our antibody discovery platform by entering into partnerships and achieve widespread market acceptance by delivering both our current product offerings and new products and technologies at low cost, with high-quality, reliable turn around times and throughput, superior e-commerce services and effective technical support. We cannot guarantee that our efforts to provide these key requirements will be consistently acceptable to, and meet the performance expectations of, our customers and potential customers. If we are unable to successfully attract and retain customers, our business, financial position and results of operations would be negatively impacted.

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

Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in the “Risk factors” section in this Form 10-K could result in the actual operating results being different from our guidance, and the differences may be adverse and material.

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

Our customers’ spending on research and development impacts our sales and profitability. Our customers and potential customers include chemicals/materials, diagnostics, therapeutics, food/agriculture, and their budgets can have a significant effect on the demand for our products. Their research and development budgets are based on a wide variety of factors, including factors beyond our control, such as:

●	the allocation of available resources to make purchases;
●	funding from government sources;
●	funding from research grants;
●	changes in government programs that provide funding to research institutions and companies;
●	the spending priorities among various types of research equipment;
●	policies regarding capital expenditures during recessionary periods;
●	political climate or macroeconomic conditions, including economic downturns or market uncertainty or reduced spending in response to emergency situations, such as the outbreak of COVID-19;
●	changes in the regulatory environment;
●	differences in budgetary cycles; and
●	market acceptance of relatively new technologies, such as ours.

Any decrease in spending or change in spending priorities of our customers and potential customers could significantly reduce the demand for our products. As we expand into new geographic markets, our revenue may be impacted by seasonal trends in the different regions, the seasonality of customer budgets in those regions and the mix of domestic versus international sales. Moreover, we have no control over the timing and volume of purchases by these customers and potential customers, and as a result, revenue from these sources may vary significantly due to factors that can be difficult to forecast. Any delay or reduction in purchases by customers and potential customers or our inability to forecast fluctuations in demand could harm our future operating results.

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

Our ability to achieve profitability depends on our being able to increase our market share and expand our customer base. Although members of our sales and marketing teams have considerable industry experience and have engaged in marketing activities for our products, in the future we must expand our sales, marketing, distribution and customer support capabilities with the appropriate technical expertise to effectively market our products. Furthermore, it takes six to nine months to recruit, onboard and ramp sales personnel to full capability and both new hires and sales personnel who operate at full capability are currently encountering challenging sales conditions due to business and operational difficulties arising from the COVID-19 pandemic, and may not be fully productive while these conditions persist or worsen. To perform sales, marketing, distribution and customer support successfully, we will face a number of risks, including that:

●	we may not be able to attract, retain and manage the sales, marketing and service workforce necessary to publicize and gain broader market acceptance of our technology;

●	the time and cost of establishing a specialized sales, marketing and service force for a particular product or service, which may be difficult to justify in light of the revenue generated;
●	our field sales personnel may not be able to access our customers’ premises which could delay the adoption and ordering of our products; and
●	our sales, marketing and service force may be unable to initiate and execute successful commercialization activities with respect to new products or markets we may seek to enter.

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

As a result of a referendum in June 2016, the U.K. withdrew from the E.U. (“Brexit”) on January 31, 2020. It began a transition period in which to negotiate a new trading relationship for goods and services that ended on December 31, 2020. During the time since the June 2016 referendum, there have been periods of significant volatility in the global stock markets and currency exchange rates, as well as challenging market conditions in the U.K. On December 24, 2020, the U.K. and E.U. announced they had entered into a post-Brexit deal on certain aspects of trade and other strategic and political issues. We are continuing to evaluate our own risks and uncertainty related to ascertain what financial, trade, regulatory and legal implications this new Brexit trade deal could have on our U.K. and European business operations, including our ability to ship our products into the U.K. This uncertainty also includes the impact on our customers’ business operations and capital planning as well as the overall impact on the biotechnology industry in the U.K. While we have not experienced any direct material financial impact since the 2016 referendum, we cannot predict its future implications, and Brexit and its related effects could result in a negative impact on our consolidated financial position and results of operations.

If we are unable to expand our DNA synthesis manufacturing capacity, we could lose revenue and our business could be harmed.

In order to expand our manufacturing capacity of new and existing products, we need to either build additional internal manufacturing capacity, contract with one or more partners, or both. We are currently building a new production facility in Wilsonville, Oregon but we cannot guarantee that such facility will allow us to effectively increase our manufacturing capacity. Our technology and the production process for our DNA synthesis equipment and tools are complex, involving specialized parts, and we may encounter unexpected difficulties in the manufacture, improvement or increasing the capacity of our DNA synthesis equipment and tools, and addressing these difficulties may cause us to divert our time and resources from our other product offerings. There is no assurance that we will be able to continue to increase manufacturing capacity internally or that we will find one or more suitable partners to help us towards this objective, in order to meet the volume and quality requirements necessary for success in our existing and potential markets. Manufacturing and product quality issues may arise as we continue to increase the scale of our production. If our DNA synthesis equipment and tools do not consistently produce DNA products that meet our customers’ performance expectations, our reputation may be harmed, and we may be unable to generate sufficient revenue to become profitable. Any delay or inability in expanding our manufacturing capacity could diminish our ability to develop or sell our products, which could result in lost revenue and materially harm our business, financial condition and results of operations.

We are substantially dependent on the success of our synthetic DNA products.

To date, we have invested a substantial portion of our efforts and financial resources towards the research and development and commercialization of our synthetic DNA products. The DNA synthesis business is very capital intensive, particularly for early-stage companies that do not have significant off-setting revenues and which are making significant investments in the commercialization and marketing of their products.

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

If we are unable to manage this growth and the periodic ISO recertification of our manufacturing facilities effectively, our shipments to our customers could be impacted, our time and resources could be diverted from other products and offerings and our business and operating results could suffer. Our ability to manage our operations and costs, including research and development, costs of components, manufacturing, sales and marketing, requires us to continue to enhance our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. Failure to attract and retain sufficient numbers of talented employees will further strain our human resources and could impede our growth.

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

We could engage in exporting or related activity that contravenes international trade restraints, or regulatory authorities could promulgate more far-reaching international trade restraints, which could give rise to one or more of substantial legal liability, impediments to our business and reputational damage.

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

We face competition from a broad range of providers of core synthetic biology products such as GenScript Biotech Corporation, DNA Script, Inc., GENEWIZ (owned by Brooks Automation), Integrated DNA Technologies, Inc. (owned by Danaher Corporation), DNA 2.0 Inc. d/b/a/ ATUM, GeneArt (owned by Thermo Fisher Scientific Inc.), Eurofins Genomics LLC, Sigma-Aldrich Corporation (owned by Charles River Laboratories, Inc.) (an indirect wholly owned subsidiary of Merck & Company), Promega Corporation, OriGene Technologies, Inc., Blue Heron Biotech, LLC and others. Additionally, we compete with both large and emerging providers in the life sciences tools and diagnostics industries focused on sample preparation for NGS such as Thermo Fisher Scientific Inc., Illumina, Inc., Integrated DNA Technologies, Inc., Agilent, and Roche NimbleGen, Inc. In the antibody discovery market, we compete with clinical research organizations, such as LakePharma and Aldevron, LLC and antibody discovery biotechnology companies, such as Iontas, Adimab, Distributed Bio (owned by Charles River) and AbCellera Biologics Inc. In the field of DNA digital data storage, we compete with Catalog Technologies, Inc., ETH Zurich, Helixworks, Iridia, Inc., North Shore Bio and Roswell. We may not be successful in maintaining our competitive position for a number of reasons. Some of our current competitors, as well as many of our potential competitors, have significant name recognition, substantial intellectual property portfolios, longer operating histories, greater resources to invest in new technologies, substantial experience in new product development and manufacturing capabilities and more established distribution channels to deliver products to customers than we do. These competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. Our competitors may develop disruptive technologies or products that are comparable or superior to our technologies and products. In light of these advantages, even though we believe our technology is superior to the products offerings of our competitors, current or potential customers might accept competitive products in lieu of purchasing our products. Increased competition is likely to result in continued pricing pressures, which could harm our sales, profitability or market share. Our failure to continue competing effectively or winning additional business with our existing customers could materially and adversely affect our business, financial condition or results of operations.

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

We could develop DNA sequences or engage in other activity that contravenes biosecurity requirements, or regulatory authorities could promulgate more far-reaching biosecurity requirements that our standard business practices cannot accommodate, which could give rise to substantial legal liability, impede our business and damage our reputation.

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

While we are in the process of building out a second manufacturing facility in Wilsonville, Oregon, a substantial portion of our manufacturing currently takes place at our headquarters in South San Francisco, California. If regulatory, manufacturing, or other problems require us to discontinue production at this facility, we will not be able to manufacture our synthetic genes, oligo pools or NGS tool or create our DNA libraries, which would adversely impact our business. If this facility or the equipment in it is significantly damaged or destroyed by fire, flood, power loss, or similar events, or is shut down for health and safety or other reasons, we may not be able to quickly or inexpensively replace our manufacturing capacity or replace the facility at all. In the event of a temporary or protracted loss of this facility or equipment, we might not be able to transfer manufacturing to another third party. Even if we could transfer manufacturing from one facility to another, the shift would likely be expensive and time-consuming, particularly if we were to maintain the current manufacturing standards procedures at such alternative facility.

Natural disasters, public health crises, political crises, and other catastrophic events or other events outside of our control may damage our facilities or the facilities of third parties on which we depend and could impact our ability to sell products.

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

During our fiscal years ended September 30, 2021, 2020 and 2019, 42%, 36%, and 34%, respectively, of our revenue was generated from customers located outside of the United States. In connection with our growth strategy, we intend to further expand in international markets. Conducting and launching operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones and consumes significant management resources. If we fail to coordinate and manage these activities effectively, our business, financial condition or results of operations could be adversely affected. International sales entail a variety of risks, including longer payment cycles and difficulties in collecting accounts receivable outside of the United States, currency exchange fluctuations, challenges in staffing and managing foreign operations, tariffs and other trade barriers (including tariffs enacted and proposed by the U.S. government on various imports from China and by the Chinese government on certain U.S. goods), unexpected changes in legislative or regulatory requirements of foreign countries into which we sell our products, difficulties in obtaining export licenses or in overcoming other trade barriers, laws and business practices favoring local companies, political and economic instability, difficulties protecting or procuring intellectual property rights, and restrictions resulting in delivery delays and significant taxes or other burdens of complying with a variety of foreign laws.

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

In addition, many countries are beginning to implement legislation and other guidance to align their international tax rules with the Organization for Economic Co-operation and Development’s Base Erosion and Profit Shifting recommendations and action plan that aim to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer-pricing documentation rules, and nexus-based tax incentive practices.

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

As a public company, we are required to comply with Section 404 of the Sarbanes Oxley Act of 2002 (“SOX”), which requires, among other things, that companies maintain disclosure controls and procedures to ensure timely disclosure of material information, and that management review the effectiveness of those controls on a quarterly basis. Because we ceased to be an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) with our transition to large accelerated filer status as of September 30, 2020, we are also now subject to Section 404(b) of SOX, which requires that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting in this Annual Report on Form 10-K for the year ended September 30, 2021, among other additional requirements. Effective internal controls are necessary for us to provide reliable financial reports and to help prevent fraud, and our management and other personnel devote a substantial amount of time to these compliance requirements. These rules and regulations also increase our legal and financial compliance costs and make some activities more time-consuming and costly.

As disclosed in Part II—Item 9A, “Controls and Procedures”, of this Annual Report on Form 10-K, we identified material weaknesses in our internal control over financial reporting related to controls surrounding our journal entry process, revenue order entry process, and information technology general controls. As a result, management concluded that our internal control over financial reporting was not effective as of September 30, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified in Item 9A in this Annual Report on Form 10-K did not result in any misstatement of our financial statements for any period presented. We have designed and have begun implementation of a remediation plan for these material weaknesses. However, our remediation efforts may be inadequate, and we may in the future discover other areas of our internal controls that require remediation.

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

As of September 30, 2021, we own 33 issued U.S. patents and 24 issued international patents; four in China, three in Europe, six in South Korea, four in Taiwan, three in Japan, one in Eurasia, one in Singapore, one in Australia, and one in Hong Kong. There are 262 pending patent applications, including 72 in the United States, 176 international applications and 14 applications filed under the Patent Cooperation Treaty. Additionally, we have exclusively licensed a patent portfolio containing ten issued patents, including one U.S. patent and nine international patents, and nine pending applications, including one in the U.S. and eight international applications. We have also licensed a patent portfolio containing two pending applications, including one in the US and one PCT. Our policy is to file patent applications to protect technology, inventions and improvements that are important to our business.

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

Filing, prosecuting and defending patents on our technologies and products in all countries throughout the world would be prohibitively expensive. In addition, the laws of some non-U.S. countries do not protect intellectual property rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting and defending such rights in foreign jurisdictions. Consequently, we may not be able to prevent third parties from using our inventions in countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own technologies and products and, may export otherwise infringing products to territories where we have patent protection. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

We may also be subject to claims that former employees, collaborators or other third parties have an ownership interest in our patents or other intellectual property. We were previously involved in litigation of this kind with Agilent. While we have settled this dispute, there can be no assurance that future litigation will not be initiated by these parties. Some of our employees were previously employed at universities or biotechnology or biopharmaceutical companies, including our competitors or potential competitors. We may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights. A loss of key research personnel or their work product could hamper our ability to commercialize, or prevent us from commercializing, our products and technologies. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and distraction to management and other employees.

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

We rely on, or may in the future rely on, licenses in order to be able to use various proprietary technologies that are material to our business. We do not or will not own the patents that underlie these licenses. Our rights to use the technology we license are subject to the negotiation of, continuation of and compliance with the terms of those licenses. In some cases, we do not or will not control the prosecution, maintenance, or filing of the patents to which we hold licenses, or the enforcement of these patents against third parties. Some of our patents and patent applications were either acquired from another company who acquired those patents and patent applications from yet another company or are licensed from a third party. For example, Twist Bioscience acquired Genome Compiler Corporation in 2016, and Genome Compiler had a non-exclusive license to U.S. Patent No- 7,805,252 owned by DNA 2.0. Thus, these patents and patent applications are not written by us or our attorneys, and we did not have control over the drafting and prosecution. The former patent owners and our licensors might not have given the same attention to the drafting and prosecution of these patents and applications as we would have if we had been the owners of the patents and applications and had control over the drafting and prosecution. We cannot be certain that drafting and/or prosecution of the licensed patents and patent applications by the licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights.

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

We have never declared or paid any dividends on our common stock and do not intend to pay any dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the operation of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their common stock after any price appreciation as the only way to realize any future gains on their investments. Furthermore, we are party to a credit agreement with SVB which contains negative covenants that limit our ability to pay dividends. For more information, see the section of this Form 10-K captioned “Management’s discussion and analysis of financial condition and results of operation—Liquidity and capital resources.” For more information regarding the negative covenants in our loan and security agreement with Silicon Valley Bank, see “Risk factors—Our credit facility contains restrictions that limit our flexibility in operating our business.”

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

Factors that could cause the market price of our common stock to fluctuate significantly include:

●	actual or anticipated fluctuations in our financial condition and operating results, including fluctuations in our quarterly and annual results;
●	announcements of technological innovations by us or our competitors;
●	overall conditions in our industry and the markets in which we operate;
●	addition or loss of significant customers, or other developments with respect to significant customers;
●	changes in laws or regulations applicable to our products;
●	actual or anticipated changes in our growth rate relative to our competitors;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
●	additions or departures of key personnel;
●	competition from existing products or new products that may emerge;
●	issuance of new or updated research or reports by securities analysts;
●	fluctuations in the valuation of companies perceived by investors to be comparable to us;
●	disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain intellectual property protection for our technologies;
●	announcement or expectation of additional financing efforts;
●	sales of our common stock by us or our stockholders;

●	The addition or removal of our stock to or from a stock index fund;
●	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
●	the expiration of contractual lock-up agreements with our executive officers, directors and stockholders, which we have entered into and may enter into in the future from time to time;
●	general economic and market conditions, including economic downturns or uncertainty in financial markets; and
●	other factors beyond our control, such as terrorism, war, natural disasters and pandemics.

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

In addition, as permitted by Section 145 of the DGCL, our amended and restated bylaws and our indemnification agreements that we have entered into with our directors and officers provide that:

●	we will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law, which provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful;
●	we may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law;
●	we are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification;

●	we will not be obligated pursuant to our amended and restated bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our board of directors or brought to enforce a right to indemnification;
●	the rights conferred in our amended and restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons; and
●	we may not retroactively amend our amended and restated bylaw provisions to reduce our indemnification obligations to directors, officers, employees and agents.

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

Item 1B.	Unresolved staff comments

None.

Item 2.	Properties

Our principal facilities are described below:

	Approximate
	Square	Lease		Owned or
Principal Facilities	Footage	Expiration	Use	Leased
South San Francisco, CA	91,791	2028	General & Administration, R&D and Manufacturing	Leased
Carlsbad, CA	7,206	2023	Sales & Marketing	Leased
Tel Aviv, Israel	9,332	2022	R&D	Leased
Guangzhou, China	11,583	2024	Office Space & Biopharma Services facility	Leased
Singapore	1,353	2022	Sales & Marketing	Leased
Wilsonville, Oregon	211,995	2034	DNA Data Storage facility	Leased
Brisbane, CA	15,538	2026	General & Administration	Leased
Shanghai, China	2,067	2022	Sales & Marketing	Leased

The Company believes its existing facilities are in good operating condition and are suitable for the conduct of its business.

Item 3.	Legal proceedings

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

The following graph compares the cumulative total return to stockholder return on our common stock relative to the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Biotechnology Index. An investment of $100 is assumed to have been made in our common stock and each index on October 31, 2018 (the first day of trading of our common stock) and its relative performance is tracked through September 30, 2021. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder returns shown on the graph below are based on historical results and are not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

*	$100.00 invested on October 31, 2018 in stock or index, including reinvestment of dividends.

	12/31/2018	3/29/2019	6/28/2019	9/30/2019	12/31/2019	3/31/2020	6/30/2020	9/30/2020	12/31/2020	3/31/2021	6/30/2021	9/30/2021
Twist Bioscience Corporation	$164.93	$165.57	$207.21	$170.57	$150.00	$218.43	$323.57	$400.29	$1,009.21	$884.71	$951.79	$878.93
Nasdaq Composite Index	90.82	105.80	$09.59	109.49	122.81	105.40	137.68	152.86	176.41	181.32	198.52	197.77
Nasdaq Biotechnology Index	92.92	107.22	104.65	95.48	115.60	103.56	131.19	129.95	145.29	144.25	157.16	155.24

Holders of Record

As of November 18, 2021, there were approximately 53 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Securities authorized for issuance under equity compensation plans

Equity compensation plan information

The following table presents information as of September 30, 2021 with respect to compensation plans under which shares of our common stock may be issued.

Shares
		Weighted-	remaining
		average	available for
	Shares issuable	exercise	future issuance
	upon exercise of	price of	under plan
	outstanding plan	outstanding	(excluding
	options,	options,	those reflected
	warrants and	warrants and	in column
Plan	rights (a)	rights (b)	(a)(c)
Equity compensation plan approved by security holders(1)(2)	3,131,353	$27.15	2,083,298	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	3,131,353	$27.15	2,083,298
(1)	Includes our 2013 Stock Plan, 2018 Equity Incentive Plan and our 2018 Employee Stock Purchase Plan.
(2)	Includes 355,082 shares that remain available for purchase under the 2018 Employee Stock Purchase Plan and 1,728,216 shares of common stock that remain available for grant under the 2018 Equity Incentive Plan. There are no shares of common stock available for issuance under our 2013 Plan, but the plan continues to govern the terms of stock options granted thereunder. Any shares of common stock that are subject to outstanding awards under the 2013 Plan that are issuable upon the exercise of stock options that expire or become unexercisable for any reason without having been exercised in full will generally be available for future grant and issuance under our 2018 Equity Incentive Plan. In addition, the 2018 Plan provides for an automatic increase in the number of shares reserved for issuance thereunder on the first day of each fiscal year for the remaining term of the plan equal to the least of (a) 4.0% of the number of issued and outstanding shares of common stock outstanding at that time, (b) 999,900 shares, or (c) a lesser amount as approved by the board each year. Also, the 2018 Employee Stock Purchase Plan provides for an automatic annual increase in the number of shares reserved for issuance thereunder on the first day of each fiscal year for the remaining term of the plan equal to the least of (a) 1.0% of the number of issued and outstanding shares of common stock outstanding, (b) 249,470 shares, or (c) a lesser amount as approved by the Board each year.

Sales of unregistered securities

None.

Issuer Purchases of Equity Securities

None.

Item 6.	[Reserved].

Item 7.	Management’s discussion and analysis of financial condition and results of operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to promote understanding of the results of operations and financial condition. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Form 10-K. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk factors” and elsewhere in this Form 10-K. The last day of our fiscal year is September 30, and we refer to our fiscal year ended September 30, 2019 as fiscal year 2019 or 2019, September 30, 2020 as fiscal year 2020 or 2020 and our fiscal year ended September 30, 2021 as fiscal year 2021 or 2021.

Overview

We are an innovative synthetic biology and genomics company that has developed a scalable DNA synthesis platform to industrialize the engineering of biology. The core of our platform is a proprietary technology that pioneers a new method of manufacturing synthetic DNA by “writing” DNA on a silicon chip. We have miniaturized traditional chemical DNA synthesis reactions to write over one million short pieces of DNA on each silicon chip, approximately the size of a large mobile phone. We have combined this technology with proprietary software, scalable commercial infrastructure and an e-commerce platform to create an integrated technology platform that enables us to achieve high levels of quality, precision, automation, and manufacturing throughput at a significantly lower cost than our competitors. We are leveraging our unique technology to manufacture a broad range of synthetic DNA-based products, including synthetic genes, tools for next generation sample preparation, and antibody libraries for drug discovery and development.

Additionally, we believe our platform will enable new value-added opportunities, such as discovery partnerships for biologic drugs, and will enable new applications for synthetic DNA, such as digital data storage. We sell our synthetic DNA and synthetic DNA-based products to a customer base of approximately 2,900 customers in fiscal year 2021 across a broad range of industries.

We launched the first application of our platform, synthetic genes and oligo pools, in April 2016 to disrupt the gene synthesis market and make legacy DNA synthesis methods obsolete.

We have grown rapidly and generated revenues of $132.3 million in the year ended September 30, 2021, $90.1 million in the year ended September 30, 2020 and $54.4 million in the year ended September 30, 2019, while incurring net losses of $152.1 million, $139.9 million and $107.7 million in the years ended September 30, 2021, 2020 and 2019, respectively. Since our inception, we have incurred significant operating losses and have accumulated net deficit of $610.6 million. To support our growth, we have increased our number of employees and increased investment in our manufacturing capabilities. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the success of our existing products and development and commercialization of additional products in the synthetic biology industry, biologic drug industry and the data storage industry.

In 2021, 2020 and 2019 we served approximately 2,900, 2,200 and 1,300 customers, respectively.

Highlights from fiscal year 2021 compared with fiscal year 2020 included

●	Revenue growth of 47% to $132.3 million from $90.1 million in 2020, primarily due to order growth in NGS tools and Biopharma Libraries;
●	Our gross margin increased to 39.1% in 2021 from 31.8% in 2020; and
●	In December 2020 we announced the “Factory of the Future” which expands our manufacturing operations in the Portland area and entered into a 12-year lease of approximately 111,000 square feet to expand our manufacturing operations and in April 2021 we announced a further expansion by leasing additional 101,000 square feet in the same industrial campus in the Portland area. We anticipate Phase 1 of our expansion will commence operations in the 3rd Quarter of fiscal year 2022.

We have built a scalable commercial platform that enables us to reach a diverse customer base in a variety of industries including industrial chemicals/materials, academic research, healthcare, food, agriculture and data storage. To address this diverse customer base, we have employed a multi-channel strategy comprised of a direct sales force targeting synthetic DNA customers, international distributors, and an e-commerce platform. We launched our proprietary, innovative, and easy-to-use e-commerce platform in October 2017 to existing customers and expanded access to the general public in January 2018. Our platform allows customers to design, validate and place on-demand orders of customized DNA online. This is a key component of our strategy to address and support our diverse and growing customer base, as well as support commercial productivity, enhance the customer experience, and promote loyalty.

Seasonality

Over the years, we have experienced a pattern, although not consistently, of our third-quarter revenue growth being lower than revenue growth in other quarters due to a decrease in demand from certain potentially significant customers during such quarter and periodic revenue fluctuations in our NGS tools. As we grow our NGS tools, our revenue may continue to fluctuate from quarter to quarter. As our European and APAC businesses become larger percentage of our revenues, we anticipate reduced revenue in our fourth quarter due to the seasonal slowdown caused by summer vacations and European holiday schedules.

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

Value of orders received

We believe that the value of orders we receive is a leading indicator of our ability to generate revenue in subsequent quarters, although there can be no assurance orders will translate into revenue. We define an order as a contract with a customer or purchase order from a customer, which outlines the promised goods at an agreed upon-price. In some cases, we receive a blanket purchase order from our customers, which includes pricing, payment and other terms and conditions, with quantities defined at the time each customer subsequently issues periodic releases against the blanket purchase order. We regularly assess trends relating to the value of orders we receive, including with respect to our customer concentration.

Orders may never convert into actual revenue and the timing of delivery of our orders and recognition of revenue, if any, may vary based on the nature of the order, and there can be no assurance that orders will result in recognized revenue. The following table lists the value of orders received during the periods indicated:

	Year ended September 30,
(in thousands)	2021	2020	2019
Order value	$159,545	$116,717	$69,947

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

We shipped products to approximately 2,900, 2,200, and 1,300 customers in fiscal years ended 2021, 2020, and 2019, respectively. Our percentage of revenue from repeat customers were 98%, 97% and 97% for the fiscal years ended 2021, 2020, and 2019, respectively.

Financial overview

The following table summarizes certain selected historical financial results:

	Year ended September 30,
(in thousands)	2021	2020	2019
Revenues	$132,333	$90,100	$54,385
Loss from operations	(152,726)	(140,079)	(108,850)
Net loss attributable to common stockholders	(152,098)	(139,931)	(107,669)

Revenues

We generate revenue from sales of synthetic genes, oligo pools, NGS tools and Biopharma libraries. Our ability to increase our revenues will depend on our ability to further penetrate the domestic and international markets, generate sales through our direct sales force and over time from our e-commerce platform and launch new products.

Revenues by geography

We have one reportable segment from the sale of synthetic DNA products. The following table shows our revenues by geography, based on our customers’ shipping addresses. Americas consists of United States of America, Canada, Mexico and South America; EMEA consists of Europe, Middle East and Africa; and APAC consists of Japan, China, South Korea, India, Singapore, Malaysia and Australia.

	Year ended September 30,
(in thousands, except percentages)	2021	%	2020	%	2019	%
Americas	$77,909	59%	$59,164	65%	$36,932	68%
EMEA	44,124	33%	25,821	29%	14,692	27%
APAC	10,300	8%	5,115	6%	2,761	5%
Total revenues	$132,333	100%	$90,100	100%	$54,385	100%

Revenues by products

The table below sets forth revenues by products:

	Year ended September 30,
(in thousands, except percentages)	2021	%	2020	%	2019	%
Synthetic genes	$38,964	29%	$35,192	39%	$26,712	49%
Oligo pools	8,039	6%	4,545	5%	4,594	8%
DNA and Biopharma libraries	12,663	10%	6,348	7%	2,036	4%
NGS tools	72,667	55%	44,015	49%	21,043	39%
Total revenues	$132,333	100%	$90,100	100%	$54,385	100%

Revenues by industry

Revenues by industry were as follows:

	Year ended September 30,
(in thousands, except percentages)	2021	%	2020	%	2019	%
Industrial chemicals/materials	$34,475	26%	$29,054	32%	$21,927	40%
Academic research	25,299	19%	19,642	22%	13,835	26%
Healthcare	71,241	54%	40,036	44%	17,424	32%
Food/agriculture	1,318	1%	1,368	2%	1,199	2%
Total revenues	$132,333	100%	$90,100	100%	$54,385	100%

Revenues and accounts receivable concentration

There are no major customers who accounted for 10% or more of our revenue for the fiscal year ended September 30, 2021. There were two major customers who accounted for 12% and 10% of our revenue for the fiscal year ended September 30, 2020. There was one major customer who accounted for 17% of our revenue for the financial year ended September 30, 2019. There are no major customers who accounted for 10% or more of the net accounts receivable as of September 30, 2021. There was one customer who accounted for 36% of net accounts receivable as of September 30, 2020.

Product shipments including synthetic genes

Shipments of number of genes in years ended September 30, 2021, 2020 and 2019 were as follows:

	Year ended September 30,
(in thousands, except shipments)	2021	2020	2019
Number of genes shipped	372,284	338,550	288,424

Cost of revenues

Cost of revenues reflects the aggregate cost incurred in the production and delivery of our products and consists of production materials, personnel costs, cost of expensed equipment and consumables, laboratory supplies, depreciation of capitalized equipment, production overhead costs and allocations of information technology(“ IT”) and facility costs. Personnel costs consist of salaries, employee benefit costs, bonuses, and stock-based compensation expenses. We expect that our cost of revenues will vary with changes in our revenues and our revenue mix.

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

Selling, general and administrative

Selling expenses consist of personnel costs, customer service expenses, direct marketing expenses, educational and promotional expense, market research and analysis. General and administrative expenses include executive, finance and accounting, legal and human resources. These expenses consist of personnel costs, audit and legal expenses, consulting costs and allocated IT and facility costs. We expense all selling, general and administrative expenses as incurred. We expect our selling and marketing costs will continue to increase in absolute dollars, primarily driven by our efforts to expand our commercial capability, with an increased presence both within and outside the United States, and to expand our brand awareness and customer base through targeted marketing initiatives. We expect general and administrative expenses will increase as well as we scale our operations.

Change in fair value of contingent consideration and indemnity holdback

Change in fair value of contingent consideration and indemnity holdback consists of remeasurement of contingent consideration and indemnity holdback related to the acquisition of iGenomX.

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

	Year ended September 30,
(in thousands)	2021	2020	2019
Revenues	$132,333	$90,100	$54,385
Operating expenses:
Cost of revenues	80,620	61,406	47,426
Research and development	69,072	43,006	35,683
Selling, general and administrative	135,901	103,267	80,126
Change in fair value of contingent consideration and indemnity holdback	(534)	—	—
Litigation settlement	—	22,500	—
Total operating expenses	285,059	230,179	163,235

Loss from operations	(152,726)	(140,079)	(108,850)
Interest income	435	1,499	3,032
Interest expense	(367)	(787)	(1,294)
Other income (expense), net	(1,370)	(182)	(265)
Provision for income taxes	1,930	(382)	(292)
Net loss attributable to common stockholders	$(152,098)	$(139,931)	$(107,669)

Comparison of the years ended September 30, 2021, 2020 and 2019

Revenues

	Year ended September 30,			Change
(in thousands, except percentages)	2021	2020	2019	2021-2020		2020-2019
Revenues	$132,333	$90,100	$54,385	$42,233	47%	$35,715	66%

Revenues increased from $90.1 million to $132.3 million in the year ended September 30, 2021, which was an increase of $42.2 million, or 47%, as compared to the same period in 2020. The increase in revenue was primarily due to an increase in revenue from NGS tools, which grew from $44.0 million in 2020 to $72.7 million in 2021, and an increase of $6.4 million in revenue from DNA & Biopharma libraries, which grew from $6.3 million to $12.7 million primarily due to growth in our revenues from antibody discovery project services. Our synthetic genes revenue grew from $35.2 million in 2020 to $39.0 million in 2021, mainly due to growth in the pharma industry. In the year ended September 30, 2021, we shipped approximately 372,000 genes, including approximately 28,000 adapters-off non-clonal genes that were introduced in December 2020, compared to approximately 339,000 genes in the year ended September 30, 2020, an increase of 10%. Synthetic gene pricing to our customers was relatively constant period-over-period. NGS tools revenue growth was primarily attributable to the adoption of our product by a larger customer base. We do not believe that pricing changes had a meaningful impact on revenue from NGS tools period-over-period.

Revenues increased from $54.4 million to $90.1 million in the year ended September 30, 2020, which was an increase of $35.7 million, or 66%, as compared to the same period in 2019. The increase in revenue was primarily due to an increase in revenue from NGS tools which grew from $21.0 million in 2019 to $44.0 million in 2020, and an $8.5 million increase in revenue from synthetic genes. The increase in synthetic genes revenue was primarily due to higher sales of 5.0KB genes and 3.2KB genes. In the year ended September 30, 2020, we shipped approximately 339,000 genes compared to approximately 288,000 genes in the year ended September 30, 2019, an increase of 17%. Synthetic gene pricing to our customers was relatively constant period-over-period, but the product mix changed with the introduction of our 5.0KB gene product and customers purchasing our 3.2KB genes. NGS tools revenue growth was primarily attributable to the adoption of our product by a larger customer base. We do not believe that pricing changes had a meaningful impact on revenue from NGS tools period-over-period.

A discussion of our revenues for the year ended September 30, 2019 can be found on page 63 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 filed with the SEC on November 27, 2020, or our 2020 Annual Report.

Cost of revenues

	Year ended September 30,			Change
(in thousands, except percentages)	2021	2020	2019	2021-2020		2020-2019
Cost of revenues	$80,620	$61,406	$47,426	$19,214	31%	$13,980	29%

Cost of revenue increased from $61.4 million in the prior year to $80.6 million in the year ended September 30, 2021, which was an increase of $19.2 million, or 31%. The increase was primarily due to an increase in the cost of consumption of reagents and production materials costs of $9.6 million associated with increased product shipments. The increase in payroll and stock-based compensation expense of $5.3 million was due to increased expenses related to supporting new product portfolio launches and an increase in volume of products shipped. Outside services increased by $1.5 million, depreciation increased by $1.1 million and information technology costs increased by $1.6 million. Our cost of revenues was 61% and 68% of total revenues for the year ended September 30, 2021 and 2020, respectively. The favorable change in cost of revenues to total revenues was mainly due to an increase in volume of product sold and change in the mix of products sold during the current year.

Cost of revenue increased from $47.4 million in the prior year to $61.4 million in the year ended September 30, 2020, which was an increase of $14.0 million, or 29%. The increase was primarily due to the increase in personnel costs of $4.6 million related to supporting new product portfolio launches and increase in volume of products shipped and $1.0 million related to shelter-in-place pay premiums. Consumption of reagents and production materials increased by $6.3 million associated with the increased product shipments and higher revenue. Facilities and information technology costs increased by $2.4 million which included the effect of consolidating our manufacturing operations into one facility in South San Francisco. Our cost of revenues was 68% and 87% of total revenues for the year ended September 30, 2020 and 2019, respectively. The favorable change in cost of revenues to total revenues was mainly due to an increase in volume of product sold and change in the mix of products sold during the current year.

A discussion of our cost of revenues for the year ended September 30, 2019 can be found on page 64 of our 2020 Annual Report.

Research and development expenses

	Year ended September 30,			Change
(in thousands, except percentages)	2021	2020	2019	2021-2020		2020-2019
Research and development	$69,072	$43,006	$35,683	$26,066	61%	$7,323	21%

Research and development costs increased by $26.1 million to $69.1 million for the year ended September 30, 2021, as compared to the same period 2020. The increases were mainly in payroll and stock-based compensation expense of $18.4 million associated with increasing our research and development headcount, and an increase in outside services of $8.1 million primarily associated with the development activities for our data storage technology.

Research and development costs increased by $7.3 million to $43.0 million for the year ended September 30, 2020, as compared to the same period 2019. The increase was due to costs related to expanding our DNA synthesis research and development capabilities which included increases in outside services of $3.4 million and increases of facilities and information technology of $1.8 million. Personnel costs increased by $4.8 million, which included $0.4 million of shelter-in-place pay premiums. The increase was offset by a $2.5 million reimbursement received from Georgia Institute of Technology related to the development of the DNA synthesis portion of the Molecular Information Storage program.

A discussion of our research and development expenses for the year ended September 30, 2019 can be found on page 64 of our 2020 Annual Report.

Selling, general and administrative expenses

	Year ended September 30,			Change
(in thousands, except percentages)	2021	2020	2019	2021-2020		2020-2019
Selling, general and administrative	$135,901	$103,267	$80,126	$32,634	32%	$23,141	29%

Selling, general and administrative expenses increased by $32.6 million to $135.6 million for the year ended September 30, 2021, compared to the same period for 2020. The increase was primarily due to increases in payroll expenses and related costs by $30.5 million as a result of increased headcount in our commercial organization, and included $11.7 million higher of stock-based compensation expenses and $2.5 million higher of sales commission. Outside services, including audit costs, COVID-19 testing costs and advisory services, increased by $11.0 million, depreciation expense increased by $1.8 million, merger & acquisition costs increased by $1.4 million, computer software costs increased by $1.0 million and rent expense increased by $1.9 million, mainly due to our Wilsonville facility lease expense. The increase in SG&A expenses was offset by a decrease of $11.8 million in legal expenses as our litigation with Agilent Technologies, Inc. (“Agilent”) concluded on February 6, 2020, a decrease of $3.0 million in consulting costs and a decrease of $1.2 million in travel costs.

Selling, general and administrative expenses increased by $23.1 million to $103.3 million for the year ended September 30, 2020, compared to the same period for 2019. The increase was primarily due to increases in personnel costs related to increased headcount, partially offset by a $0.6 million decreases in legal expenses. Salaries and related costs increased by $20.0 million, as a result of increased headcount, including $5.0 million higher stock-based compensation expense. Outside services and insurance increased by $2.4 million and facilities and information technology increased by $1.6 million. The increase was offset by a decrease in travel expenses of $1.7 million, primarily due to COVID-19 travel restrictions.

A discussion of our selling, general and administrative expenses for the year ended September 30, 2019 can be found on page 65 of our 2020 Annual Report.

Change in fair value of contingent consideration and indemnity holdback

	Year ended September 30,			Change
(in thousands, except percentages)	2021	2020	2019	2021-2020		2020-2019
Change in fair value of contingent consideration and indemnity holdback	$(534)	$—	$—	$(534)	100%	$—	—%

Change in the fair value was $0.5 million for the year ended September 30, 2021 associated with the contingent consideration and indemnity holdback related to the acquisition of iGenomX as a result of the change in fair value of our stock price as of September 30, 2021.

Interest, and other income (expense), net

	Year ended September 30,			Change
(in thousands, except percentages)	2021	2020	2019	2021-2020		2020-2019
Interest income	$435	$1,499	$3,032	$(1,064)	(71)%	$(1,533)	(51)%
Interest expense	(367)	(787)	(1,294)	420	(53)%	507	(39)%
Other income (expense)	(1,370)	(182)	(265)	(1,188)	653%	83	(31)%
Total interest, and other income (expense), net	$(1,302)	$530	$1,473	$(1,832)	(346)%	$(943)	(64)%

Interest income was $0.4 million in the year ended September 30, 2021, $1.5 million in the year ended September 30, 2020 and $3.0 million in the year ended September 30, 2019, resulting from our short-term investments. Interest expense was $0.4 million in fiscal year 2021, $0.8 million in fiscal year 2020 and $1.3 million in fiscal year 2019 related to our outstanding debt. Other expense was $1.4 million in fiscal year 2021, $0.2 million in fiscal year 2020 and $0.3 million in fiscal year 2019, mainly due to one-time costs not related to our normal business activities.

Provision for income taxes

	Year ended September 30,			Change
(in thousands, except percentages)	2021	2020	2019	2021-2020		2020-2019
Provision for income taxes	$1,930	$(382)	$(292)	$2,312	(605)%	$(90)	31%

We recorded income tax benefit of $1.9 million in 2021 mainly as a result of the business acquisition of iGenomX. We recorded provision for income taxes of $0.4 million in 2020 and $0.3 million in 2019.

Liquidity and capital resources

Sources of liquidity

To date, we have financed our operations principally through public equity raises, private placements of our convertible preferred stock, borrowings from credit facilities and revenue from our commercial operations.

Since our inception on February 4, 2013 and through September 30, 2021, we have received an aggregate of $1,063.9 million in net proceeds from the issuance of equity securities and an aggregate of $13.8 million from debt. As of September 30, 2021, we had a balance of $465.8 million of cash and cash equivalents and $12.0 million in short-term investments.

Loan and Security Agreement

In September 2017, we entered into a Fourth Amended and Restated Loan and Security Agreement, or the Fourth Loan, with SVB, which allowed for borrowings aggregating up to $20.0 million in a series of three advances.

The first advance—which was effectuated in September 2017—provided a principal amount of $10.0 million, the second optional advance allowed for a principal amount of $5.0 million and the third optional advance allowed for a principal amount of $5.0 million during their respective drawdown periods; however, the drawdown periods for the second and third tranches under this agreement have expired as of January 31, 2018 and June 30, 2018, respectively.

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

In addition, we obtained a $10.0 million revolving facility from SVB in September 2017 as part of the Fourth Loan. The principal amount outstanding under the revolving line accrues interest at a floating per annum rate equal to one percentage point (1.00%) above the prime rate, which interest is payable monthly. The amounts available under the revolving line are limited by an advance rate which is a percentage of our account receivables balance. As of September 30, 2021, we have not borrowed against the $10.0 million revolving facility.

Our credit facilities contain customary representations and warranties and customary affirmative and negative covenants applicable to us and our subsidiaries, including, among other things, restrictions on changes in business, management, ownership or business locations, indebtedness, encumbrances, investments, mergers or acquisitions, dispositions, maintenance of collateral accounts, prepayment of other indebtedness, distributions and transactions with affiliates. The credit facilities contain customary events of default subject in certain cases to grace periods and notice requirements, including (a) failure to pay principal, interest and other obligations when due, (b) material misrepresentations, (c) breach of covenants, conditions or agreements in the credit facilities, (d) default under material indebtedness, (e) certain bankruptcy events, (f) a material adverse change; (g) attachment, levy or restraint on business, (h) default with respect to subordinated debt, (i) cross default under our credit facilities, and (j) government approvals being revoked. As part of the Fourth Loan, all rights, title and interest to our personal property with the exception of our intellectual property, have been pledged as collateral, including cash and cash equivalents, short-term investments, accounts receivable, contractual rights to payment, license agreements, general intangibles, inventory and equipment. We were in compliance with all covenants under the Fourth Loan as of September 30, 2021.

Future maturities of the loan as of September 30, 2021 are as follows:

(in thousands)
Year ending September 30,	Principal	Interest	Total
2022	$833	$9	$842

	$833	$9	$842
Less: Interest			(9)

Total amount of loan principal			833
Less unamortized debt discount			(4)
Add accretion of final payment fee			723
			$1,552

Capital resources

Our primary cash needs are for operating expenses, working capital and capital expenditures to support the growth in our business. As of September 30, 2021, we had cash, cash equivalents and short-term investments of $477.9 million.

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

Operating capital requirements

Our primary uses of capital are, and we expect will continue to be for the near future, compensation and related expenses, manufacturing costs, laboratory and related supplies, legal and other regulatory expenses, and general overhead costs and the capital expenditures for the Wilsonville, Oregon facility expansion. We had $67.4 million and $6.0 million in commitments for capital expenditures as of September 30, 2021 and 2020, respectively.

Cash flows

The following table summarizes our sources and uses of cash and cash equivalents:

	Year ended
	September 30,
(in thousands)	2021	2020	2019
Net cash used in operating activities	$(112,244)	$(142,255)	$(87,937)
Net cash provided by (used in) investing activities	(156,155)	(114,650)	(104,810)
Net cash provided by financing activities	329,182	303,732	158,578

Operating activities

Net cash used in operating activities was $112.2 million in fiscal year 2021 and consisted primarily of a net loss of $152.1 million adjusted for non-cash items including depreciation and amortization expenses of $9.8 million, stock-based compensation expense of $37.0 million, a change in operating assets and liabilities of $9.4 million, and a net total of other non-cash items of $2.5 million. The change in operating assets and liabilities was mainly due to increase in inventory of $19.5 million, other non-current assets of $4.7 million, accounts receivable of $2.2 million and decrease in accounts payable of $8.5 million and accrued compensation of $7.4 million.

Net cash used in operating activities was $142.2 million in fiscal year 2020 and consisted primarily of a net loss of $139.9 million adjusted for non-cash items including depreciation and amortization expenses of $6.7 million, stock-based compensation expense of $17.1 million, a change in operating assets and liabilities of $25.2 million, and a net total of other non-cash items of $0.9 million. The change in operating assets and liabilities was mainly due to increase in accounts receivable of $14.3 million, inventory of $5.0 million, prepaid expenses and other current assets of $3.7 million, accounts payable of $5.5 million, accrued expenses of $2.6 million and decrease in accrued expenses of $4.5 million.

A discussion of our net cash used in operating activities for the fiscal year 2019 can be found on page 69 of our 2020 Annual Report.

Investing activities

In fiscal year 2021, our net cash provided by the investing activities was $156.2 million primarily as a result of net impact of purchases and maturity of investments of $183.7 million and purchases of laboratory property, equipment and computers of $27.1 million.

In fiscal year 2020, our investing activities used net cash of $114.7 million. The use of net cash resulted primarily from the net impact of purchases and maturity of investments of $104.8 million and purchases of laboratory property, equipment and computers of $9.9 million.

A discussion of our net cash used in investing activities for the fiscal year 2019 can be found on page 69 of our 2020 Annual Report.

Financing activities

Net cash provided by financing activities was $329.2 million in fiscal year 2021, which consisted of $323.9 million in proceeds from a public offering of our common stock, net of underwriting discounts and commissions and offering expenses, $4.9 million from proceeds from issuance of shares under the 2018 ESPP and $14.6 million from the exercise of stock options, offset by $3.3 million in principal payments on long term debt and $10.8 million in repurchases of common stock for income tax withholdings.

Net cash provided by financing activities was $303.7 million in fiscal year 2020, which consisted of $48.0 million in net proceeds from our at-the-market offering, $247.5 million in net proceeds from the issuance of common stock in public offerings, $3.4 million from proceeds from issuance of shares under the 2018 ESPP and $10.5 million from the exercise of stock options, offset by $3.3 million in principal payments on long term debt and $2.4 million in repurchases of common stock for income tax withholdings.

A discussion of our net cash provided by financing activities for the fiscal year 2019 can be found on page 69 of our 2020 Annual Report.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements other than our indemnification agreements as described in Note 7 of the consolidated financial statements included elsewhere in this Form 10-K.

Contractual obligations and other commitments

In September 2016, we entered into a collaboration agreement with Distributed Bio to offer therapeutic antibody design and optimization services, as well as an exclusive library targeting G-protein coupled receptors to our customers. Upon successful commercialization, we agreed on a profit-sharing and license arrangement for an Antibody Optimization Software and GPCR-Targeting Antibody Library, which includes royalty payments for discovered pharmaceutical products in a tiered structure, which ranges from 25% to 35% of net revenue generated. During the year ended September 30, 2021, we exercised our option to purchase all rights to the G-coupled protein receptor library and its proprietary Twist Antibody Optimization software, both developed in collaboration with Distributed Bio.

In December 2020, we entered into a 12-year operating lease for an approximately 111,000-square foot facility in Wilsonville, Oregon to further expand our operations. Subject to certain conditions pursuant to the lease, we expect monthly rent payments on the new facility to commence in the first quarter of 2022. We will pay an initial annual base rent of approximately $1.7 million, which is subject to scheduled 3% annual increases, plus certain operating expenses. We have been provided a tenant improvement allowance of $13.3 million. We have the right to sublease the facility, subject to landlord consent. We also have the option to extend the lease for two terms of five years each. The lease commenced on April 15, 2021. The total future minimum lease payments under the agreement are $27.9 million.

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

On April 14, 2021, we entered into a five-year operating lease for a 15,500-square foot warehouse in Brisbane, California to further expand our operations. Upon execution of the lease agreement, we provided the landlord an approximately $0.2 million security deposit. We will pay an initial annual base rent of approximately $0.3 million, which is subject to 3% annual increases, plus certain operating expenses. We have the right to sublease the facility, subject to landlord consent. The future minimum lease payments under the agreement are $2.2 million.

On July 28, 2021, we entered into a 7-year operating lease for an approximately 21,000 square-feet of office space located in South San Francisco, California, to further expand our operations. Upon execution of the lease agreement, we provided the landlord an approximately $0.2 million security deposit. We will pay an initial annual base rent of approximately $1.7 million, which is subject to scheduled 3% annual increases, plus certain operating expenses. We have the right to sublease the facility, subject to landlord consent. The lease had not commenced as of September 30, 2021 as the office space was not vacated by the landlord. The total future minimum lease payments under the agreement are $13.1 million.

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

Revenue recognition

Our revenue is generated through the sale of synthetic biology tools, such as synthetic genes, or clonal genes and fragments, oligonucleotide pools, or oligo pools, NGS tools and DNA libraries. We recognize revenue when control of the products is transferred to the customer and at a transaction price that is determined based on the agreed upon rates in the applicable order or master supply agreement applied to the quantity of synthetic DNA that was manufactured and shipped to the customer.

Contracts with customers are in the written form of a purchase order or a quotation, which outline the promised goods and the agreed upon price. Such orders are often accompanied by a Master Supply or Distribution Agreement that establishes the terms and conditions, rights of the parties, delivery terms, and pricing. We assess collectability based on a number of factors, including past transaction history and creditworthiness of the customer.

For all of our contracts to date other than Biopharma contracts, the customer orders a specified quantity of a synthetic DNA sequence; therefore, the delivery of the ordered quantity per the purchase order is accounted for as one performance obligation.

The transaction price is determined based on the agreed upon rates in the purchase order or master supply agreements applied to the quantity of synthetic DNA that was manufactured and shipped to the customer. Our contracts include only one performance obligation—the shipment of the product to the customer. Accordingly, all of the transaction price, net of any discounts, is allocated to the one performance obligation. The Company’s sales are subject to Ex Works (as defined in Incoterms 2010) delivery terms and revenue is recorded at the point in time when products are picked up by the customer's freight forwarder, as the Company has determined that this is the point in time that product control transfers to the customer. Therefore, upon shipment of the product, there are no remaining performance obligations. Our shipping and handling activities are performed before the customer obtains control of the goods and therefore are considered a fulfillment cost. We have elected to exclude all sales and value added taxes from the measurement of the transaction price. We have not adjusted the transaction price for significant financing since the time period between the transfer of goods and payment is less than one year. We have elected the practical expedient of not disclosing the consideration allocated to remaining performance obligations and an explanation of when those amounts are expected to be recognized as revenue since the duration of our contracts is less than one year.

We recognize revenue at a point in time when control of the products is transferred to the customer.

Our Biopharma revenue currently primarily consists of research and development agreements with third parties that provide for up-front and milestone-based payments. We also enter into research and development agreements that do not include up-front or milestone-based payments and recognize revenue on these types of agreements based on the timing of development activities. Our research and development agreements may include more than one performance obligation. At the inception of the agreement, we assess whether each obligation represents a separate performance obligation or whether such obligations should be combined as a single performance obligation. The transaction price for each agreement is determined based on the amount of consideration we expect to be entitled to for satisfying all performance obligations within the agreement. We assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. In agreements where we satisfy performance obligation(s) over time, we recognize development revenue typically using an input method based on our costs incurred relative to the total expected cost which determines the extent of our progress toward completion. As part of the accounting for these arrangements, we must develop estimates and assumptions that require judgment to determine the transaction price and progress towards completion. We review our estimate of the transaction price and progress toward completion based on the best information available to recognize the cumulative progress toward completion as of the end of each reporting period and make revisions to such estimates as necessary. Also, these research and development agreements may include license payments. We recognize revenue from functional license agreements when the license is transferred to the customer and the customer is able to use and benefit from the license. A functional license has significant standalone functionality because it can be used “as is” for performing a specific task.

We had contract assets of $2.0 million and contract liabilities of $1.1 million as of September 30, 2021. For all periods presented, we did not recognize revenue from amounts that were included in the contract liability balance at the beginning of each period. In addition, for all periods presented, there was no revenue recognized in a reporting period from performance obligations satisfied in previous periods.

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

We estimate the fair value of stock options granted to our employees, directors and non-employee consultants on the grant date, and rights to acquire stock granted under our Employee Stock Purchase Plan, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of highly subjective assumptions which determine the fair value of stock-based awards. These assumptions include:

●	Expected Term. Our expected term represents the period that our stock-based awards are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term), as we do not have sufficient historical data to use any other method to estimate expected term.
●	Expected Volatility. As we have very limited trading history of our common stock, the expected volatility is estimated based on the average volatility for comparable publicly traded biopharmaceutical companies over a period equal to the expected term of the stock option grants. The comparable companies are chosen based on their similar size, stage in the life cycle or area of specialty.
●	Risk-Free Interest Rate. The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of the stock option grants.

Expected Dividend. We have never paid dividends on our common stock and have no plans to pay dividends on our common stock. Therefore, we use an expected dividend yield of zero.

Business Combinations

Accounting for business acquisition require management to make significant estimates and assumptions as of acquisition date which are inherently uncertain. Intangible assets we have recognized from such transaction includes goodwill, development technology and customer relationships. Significant judgment was exercised in determining the fair value of the developed technology intangible assets acquired, which included estimates and assumptions related to the projected revenues (specifically volume of sales), discount rate, and technology obsolescence curve.

Critical estimates in valuing certain of the intangible assets we have acquired include, but are not limited to, projected revenues, technology obsolescence and discount rate. The rates used to discount expected future cash flows to present value are typically derived from a weighted-average cost of capital analysis and adjusted to reflect inherent risks. Unanticipated events and circumstances may occur that could affect either the accuracy or validity of such assumptions, estimates or actual results.

Goodwill

Determining when to test for impairment, the reporting unit, the assets and liabilities of the reporting unit, and the fair value of the reporting unit requires significant judgment and involves the use of significant estimates and assumptions. We test goodwill for impairment in our fourth quarter each year, or more frequently if indicators of an impairment exist, to determine whether it is more likely than not that the fair value of the reporting unit with goodwill is less than its carrying value. For reporting units for which this assessment concludes that it is more likely than not that the fair value is more than its carrying value, goodwill is considered not impaired and we are not required to perform the goodwill impairment test. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance, and other relevant events and factors affecting the fair value of the reporting unit. For reporting units for which this assessment concludes that it is more likely than not that the fair value is below the carrying value, goodwill is tested for impairment by determining the fair value of the reporting unit and comparing it to the carrying value of the net assets assigned to the reporting unit. If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not impaired. If the carrying value of the reporting unit exceeds its fair value, we would record an impairment loss up to the difference between the carrying value and implied fair value. For 2021, our qualitative assessment indicated that the fair value of our reporting unit substantially exceeded the carrying value and that a quantitative assessment was unnecessary.

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

Interest rate sensitivity

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $477.9 million as of September 30, 2021, which consisted primarily of money market funds and marketable securities, largely composed of investment grade, short to intermediate term fixed income securities.

The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in a variety of securities of high credit quality and short-term duration, according to our board-approved investment policy. Our investments are subject to interest rate risk and could fall in value if market interest rates increase. A hypothetical 10% relative change in interest rates during any of the periods presented would not have a material impact on our consolidated financial statements.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Twist Bioscience Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Twist Bioscience Corporation and its subsidiaries (the “Company”) as of September 30, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity and of cash flows for each of the three years in the period ended September 30, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date related to (i) ineffective controls related to segregation of duties to timely detect and independently review instances where individuals with access to post a journal entry may also have edited or created the journal entry, (ii) ineffective controls related to the accuracy and occurrence of the accounting for revenues, including ineffective controls over the accuracy of edits to customer order entry data and segregation of duties during the order entry and revenue processes, and (iii) ineffective information technology general controls for information systems that are relevant to the preparation of the financial statements, including ineffective controls over user access and segregation of duties, and user access to certain financial applications and data.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2021 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in fiscal 2020.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition

As described in Notes 2 and 14 to the consolidated financial statements, the Company’s revenue for certain products is generated through the sale of synthetic biology tools, such as synthetic genes, oligo pools, and next generation sequencing tools. Management recognizes revenue for certain products when control of the product is transferred to the customer and at a transaction price that is determined based on the agreed upon rates in the applicable order or master supply agreements applied to the quantity of synthetic DNA that was manufactured and shipped to the customer. The Company’s revenue for certain products generated from synthetic genes, oligo pools, and next generation sequencing tools was $119.7 million for the year ended September 30, 2021. The accuracy and occurrence of revenues is dependent on customer orders being accurately entered and maintaining appropriate segregation of duties during the Company’s order entry and revenue processes.

The principal considerations for our determination that performing procedures relating to revenue recognition is a critical audit matter are the high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to revenue recognition for certain products in response to a material weakness. As described above in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section, a material weakness was identified as of September 30, 2021 related to ineffective controls related to accuracy and occurrence of the accounting for revenues, including ineffective controls over the accuracy of edits to customer order entry data and segregation of duties during the order entry and revenue processes.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, evaluating the recognition of revenue for a sample of revenue transactions by obtaining and inspecting source documents, including invoices, customer purchase orders, customer master supply agreements, shipping documents and cash receipts from customers. These procedures also included evaluating the nature and extent of audit procedures performed and evidence obtained.

Valuation of Developed Technology Related to the iGenomX Acquisition

As described in Note 15 to the consolidated financial statements, on June 14, 2021, the Company acquired all of the outstanding stock of iGenomX International Genomics Corporation (iGenomX). The acquisition date fair value of the consideration transferred for iGenomX was approximately $27.3 million. The total estimated purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their relative fair values, which resulted in developed technology of $17.9 million. Management estimated the fair value of the developed technology intangible asset using a discounted cash flow model. Significant judgment was exercised in determining the fair value of the developed technology intangible asset acquired, which included estimates and assumptions related to the projected revenues (specifically volume of sales), discount rate, and technology obsolescence curve.

The principal considerations for our determination that performing procedures relating to the valuation of developed technology related to the iGenomX acquisition is a critical audit matter are (i) the significant judgment by management when determining the fair value of the developed technology; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures related to the fair value of the developed technology and in evaluating management’s significant assumptions related to projected revenues (specifically volume of sales), discount rate and technology obsolescence curve; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the developed technology, and controls over the development of the significant assumptions related to projected revenues (specifically volume of sales), discount rate and technology obsolescence curve. These procedures also included, among others, (i) reading the purchase agreement; (ii) testing management’s process for determining the fair value of the developed technology; (iii) evaluating the reasonableness of the discounted cash flow model; (iv) testing the completeness and accuracy of underlying data provided by management and used in the model; and (v) evaluating the appropriateness of the significant assumptions used by management related to projected revenues (specifically volume of sales), discount rate and technology obsolescence curve. Evaluating management’s assumptions related to the projected revenues (specifically volume of sales) and technology obsolescence curve involved (i) evaluating the consistency with external market and industry data; (ii) benchmarking of peer companies; and (iii) evaluating whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow model and assumptions related to the discount rate and technology obsolescence curve.

/s/ PricewaterhouseCoopers LLP

San Jose, California

November 22, 2021

We have served as the Company’s auditor since 2015.

Twist Bioscience Corporation

Consolidated Balance Sheets

	September 30,	September 30,
(In thousands)	2021	2020
Assets
Current assets:
Cash and cash equivalents	$465,829	$93,667
Short-term investments	12,034	196,335
Accounts receivable, net	28,549	26,376
Inventories	31,800	12,289
Prepaid expenses and other current assets	8,283	6,203
Total current assets	$546,495	$334,870
Property and equipment, net	44,122	25,466
Operating lease right-of-use assets	61,580	33,699
Goodwill	22,434	1,138
Intangible assets, net	18,262	307
Restricted cash, non-current	1,530	579
Other non-current assets	7,674	2,823
Total assets	$702,097	$398,882
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,900	$4,830
Accrued expenses	6,437	3,901
Accrued compensation	22,327	14,945
Current portion of operating lease liability	8,213	6,409
Current portion of long-term debt	1,552	3,333
Other current liabilities	9,623	2,611
Total current liabilities	$63,052	$36,029
Operating lease liability, net of current portion	53,156	24,837
Long-term debt, net of current portion	—	1,403
Other non-current liabilities	5,068	351
Total liabilities	$121,276	$62,620
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, $0.00001 par value—100,000 and 100,000 shares authorized at September 30, 2021 and 2020, respectively; 49,499 and 45,083 shares issued and outstanding at September 30, 2021 and 2020, respectively	—	—
Additional paid-in capital	1,190,828	794,630
Accumulated other comprehensive income	546	87
Accumulated deficit	(610,553)	(458,455)
Total stockholders’ equity	$580,821	$336,262
Total liabilities and stockholders’ equity	$702,097	$398,882

The accompanying notes are an integral part of these consolidated financial statements.

Twist Bioscience Corporation

Consolidated Statements of Operations and Comprehensive Loss

	Year ended September 30,
(In thousands, except per share data)	2021	2020	2019
Revenues	$132,333	$90,100	$54,385
Operating expenses:
Cost of revenues	$80,620	$61,406	$47,426
Research and development	69,072	43,006	35,683
Selling, general and administrative	135,901	103,267	80,126
Change in fair value of contingent consideration and indemnity holdback	(534)	—	—
Litigation settlement	—	22,500	—
Total operating expenses	$285,059	$230,179	$163,235
Loss from operations	$(152,726)	$(140,079)	$(108,850)
Interest income	435	1,499	3,032
Interest expense	(367)	(787)	(1,294)
Other income (expense), net	(1,370)	(182)	(265)
Loss before income taxes	$(154,028)	$(139,549)	$(107,377)
Benefit from (provision for) income taxes	1,930	(382)	(292)
Net loss attributable to common stockholders	$(152,098)	$(139,931)	$(107,669)
Other comprehensive loss:
Change in unrealized gain (loss) on investments	$(14)	$(34)	$49
Foreign currency translation adjustment	473	(60)	45
Comprehensive loss	$(151,639)	$(140,025)	$(107,575)
Net loss per share attributable to common stockholders—basic and diluted	$(3.15)	$(3.57)	$(3.92)
Weighted average shares used in computing net loss per share attributable to common stockholders—basic and diluted	48,251	39,190	27,462

The accompanying notes are an integral part of these consolidated financial statements.

Twist Bioscience Corporation

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity

												Accumulated
	Series A		Series B		Series C		Series D				Additional	other		Total
	convertible		convertible		convertible		convertible				paid-in	comprehensive	Accumulated	stockholders’
	preferred stock		preferred stock		preferred stock		preferred stock		Common stock		capital	income	deficit	equity
(In thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of September 30, 2018	2,818	$9,141	3,316	$25,900	2,491	$36,726	10,326	$218,716	3,206	$—	$9,346	$87	$(210,855)	$(201,422)
Issuance of common stock in public offerings, net of underwriting discounts, commissions and offering expenses of $17,210	—	—	—	—	—	—	—	—	10,063	—	153,852	—	—	153,852
Vesting of restricted stock units	—	—	—	—	—	—	—	—	8	—	—	—	—	—
Issuance of shares under the employee stock purchase plan	—	—	—	—	—	—	—	—	219	—	2,700	—	—	2,700
Exercise of stock options	—	—	—	—	—	—	—	—	331	—	2,264	—	—	2,264
Conversion of redeemable convertible preferred stock warrant liability to equity	—	—	—	—	—	—	—	—	—	—	631	—	—	631
Conversion of redeemable convertible preferred stock to common stock	(2,818)	(9,141)	(3,316)	(25,900)	(2,491)	(36,726)	(10,326)	(218,716)	18,951	—	290,462	—	—	290,462
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	11,170	—	—	11,170
Net exercise of stock warrants	95	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	94	—	94
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(107,669)	(107,669)
Balances as of September 30, 2019	—	$—	—	$—	—	$—	—	$—	32,873	$—	$470,425	$181	$(318,524)	$152,082
Issuance of common stock in public offerings, net of underwriting discounts, commissions and offering expenses of $18,916	—	—	—	—	—	—	—	—	11,064	—	295,563	—	—	295,563
Vesting of restricted stock units	—	—	—	—	—	—	—	—	178	—	—	—	—	—
Issuance of shares under the employee stock purchase plan	—	—	—	—	—	—	—	—	126	—	3,428	—	—	3,428
Exercise of stock options	—	—	—	—	—	—	—	—	915	—	10,539	—	—	10,539
Repurchase of early exercised stock options	—	—	—	—	—	—	—	—	(2)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	17,096	—	—	17,096
Net exercise of stock warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	(94)	—	(94)
Repurchase of common stock for income tax withholdings	—	—	—	—	—	—	—	—	(71)	—	(2,421)	—	—	(2,421)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(139,931)	(139,931)
Balances as of September 30, 2020	—	$—	—	$—	—	$—	—	$—	45,083	$—	$794,630	$87	$(458,455)	$336,262
Issuance of common stock in public offering, net of underwriting discounts and commissions and offering expenses of $21,139	—	—	—	—	—	—	—	—	3,136	—	323,861	—	—	323,861
Net exercise of stock warrants	—	—	—	—	—	—	—	—	22	—	—	—	—	—
Vesting of restricted stock units	—	—	—	—	—	—	—	—	237	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	804	—	14,471	—	—	14,471
Issuance of shares under the employee stock purchase plan	—	—	—	—	—	—	—	—	74	—	4,944	—	—	4,944
Repurchases of early exercised stock options	—	—	—	—	—	—	—	—	(2)	—	—	—	—	—
Business acquisition	—	—	—	—	—	—	—	—	237	—	26,773	—	—	26,773
Repurchases of common stock for income tax withholding	—	—	—	—	—	—	—	—	(92)	—	(10,849)	—	—	(10,849)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	36,998	—	—	36,998
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	459	—	459
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(152,098)	(152,098)
Balances as of September 30, 2021	—	$—	—	$—	—	$—	—	$—	49,499	$—	$1,190,828	$546	$(610,553)	$580,821

The accompanying notes are an integral part of these consolidated financial statements.

Twist Bioscience Corporation

Consolidated Statements of Cash Flows

	Year ended September 30,
(in thousands)	2021	2020	2019
Cash flows from operating activities
Net loss	$(152,098)	$(139,931)	$(107,669)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	9,750	6,677	6,111
Non-cash lease expense	2,243	(1,043)	—
Loss on disposal of property and equipment	2	—	189
Stock-based compensation	36,998	17,096	11,170
Discount (premium) accretion on investment securities	593	(214)	(1,249)
Realized gain on investments	(5)	—	—
Allowance for doubtful accounts	40	—	—
Change in fair value of contingent consideration and indemnity holdback	(534)	—	—
Non-cash interest expense	67	152	233
Amortization of debt discount	81	184	282
Changes in assets and liabilities:
Accounts receivable, net	(2,202)	(14,272)	(6,685)
Inventories	(19,489)	(4,956)	(1,302)
Prepaid expenses and other current assets	(2,058)	(3,683)	746
Other non-current assets	(4,653)	(554)	(2,064)
Accounts payable	8,542	(5,506)	3,278
Accrued expenses	3,115	(2,648)	4,210
Accrued compensation	7,392	4,465	5,060
Other liabilities	(28)	1,978	(247)
Net cash used in operating activities	(112,244)	(142,255)	(87,937)
Cash flows from investing activities
Purchases of property and equipment	(27,061)	(9,868)	(14,757)
Proceeds from sale of property and equipment	—	—	21
Business acquisition, net of cash acquired	(483)	—	—
Purchases of investments	(58,795)	(202,882)	(177,574)
Proceeds from maturity of investments	242,494	98,100	87,500
Net cash provided by (used in) investing activities	156,155	(114,650)	(104,810)
Cash flows from financing activities
Proceeds from exercise of stock options	14,559	10,495	2,170
Proceeds from public offerings, net of underwriting discounts, commissions and offering expenses	323,861	295,563	156,208
Proceeds from issuance under employee stock purchase plan	4,944	3,428	2,700
Repayments of long-term debt	(3,333)	(3,333)	(2,500)
Repurchases of common stock for income tax withholding	(10,849)	(2,421)	—
Net cash provided by financing activities	329,182	303,732	158,578
Effect of exchange rates on cash, cash equivalents and restricted cash	20	21	30
Net increase (decrease) in cash, cash equivalents and restricted cash	373,113	46,848	(34,139)
Cash, cash equivalents, and restricted cash at beginning of year	94,246	47,398	81,537
Cash, cash equivalents, and restricted cash at end of year	$467,359	$94,246	$47,398
Supplemental disclosure of cash flow information
Interest paid	$167	$438	$779
Income taxes paid, net of refunds	101	172	291
Non-cash investing and financing activities
Property and equipment additions included in accrued expenses and accounts payable	$2,011	$1,333	$170
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	33,617	3,718	—
Conversion of redeemable convertible preferred stock warrant liability to equity	—	—	631
Conversion of redeemable convertible preferred stock to common stock	—	—	290,462
Issuance of common stock in connection with the iGenomX acquisition	26,773	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Twist Bioscience Corporation

Notes to Consolidated Financial Statements

1.	The company

Twist Bioscience Corporation (the Company) was incorporated in the state of Delaware on February 4, 2013. The Company is a synthetic biology company that has developed a disruptive DNA synthesis platform. DNA is used in many applications across different industries: industrial chemicals/materials, academic, healthcare and food/agriculture.

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

The Company has generated net losses in all periods since inception. As of September 30, 2021, the Company had an accumulated deficit of $610.6 million and has not generated positive cash flows from operations since inception. Losses are expected to continue as the Company continues to invest in product development, manufacturing, and sales and marketing.

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

During the year ended September 30, 2021, financial results of the Company were not significantly affected by the COVID 19 pandemic, which continues to have global impact. The Company has considered all information available as of the date of issuance of these financial statements and the Company is not aware of any specific events or circumstances that would require an update to its estimates or judgments, or a revision to the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information becomes available. The extent to which the COVID 19 outbreak affects the Company’s future financial results and operations will depend on future developments which continue to evolve and are difficult to predict, including new information concerning mutations in the SARS-CoV 2 virus, which may make it more contagious, and current or future domestic and international actions to contain it and treat it.

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

The Company’s accounts receivable is derived from customers located principally in the United States and Europe. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses on customers’ accounts when deemed necessary. The Company does not typically require collateral from its customers. Credit losses historically have not been material. The Company continuously monitors customer payments and maintains an allowance for doubtful accounts based on its assessment of various factors including historical experience, age of the receivable balances, and other current economic conditions or other factors that may affect customers’ ability to pay.

Customer concentration

There are no major customers who accounted for 10% or more of the Company’s revenue for the fiscal year ended September 30, 2021. There were two major customers who accounted for 12% and 10% of the Company’s revenue for the fiscal year ended September 30, 2020. There was one major customer who accounted for 17% of the Company’s revenue for the fiscal year ended September 30, 2019.

There are no major customers who accounted for 10% or more of the net accounts receivable as of September 30, 2021. There was one customer who accounted for 36% of net accounts receivable as of September 30, 2020.

Cash and cash equivalents

Cash equivalents that are readily convertible to cash are stated at cost, which approximates fair value. The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist of investments in money market funds as of September 30, 2021 and 2020.

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

Fair value of financial instruments

The carrying amounts of the Company’s financial instruments including cash equivalents, short term investments, and accounts receivable approximate fair value due to their relatively short maturities. The carrying amounts of the redeemable convertible preferred stock warrant liability represent their fair values. Based on the borrowing rates currently available to the Company for loans with similar terms, the carrying value of the Company’s long-term debt approximates its fair value (level 2 within the fair value hierarchy).

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

Property and equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the remaining lease term of the respective leasehold improvements assets, if any. The Company recorded depreciation and amortization expense of $9.8 million, $6.7 million, and $6.1 million for the years September 30, 2021, 2020 and 2019, respectively. Estimated lives of property and equipment are as follows:

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

Capitalized software development costs were $3.0 million and $2.4 million as of September 30, 2021 and 2020, respectively. Capitalized costs are amortized from the project completion date, using the straight-line method over an estimated useful life of the assets, which is three years.

Long-lived assets

The Company reviews property and equipment, right of use assets and intangibles subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future undiscounted cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. There have been no such impairments of long-lived assets during the years ended September 30, 2021, 2020 and 2019.

Intangible assets with finite lives are amortized over their estimated useful lives using the straight-line method. The Company reviews intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Impairment assessments inherently involve judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. No impairment charges were recorded during the years ended September 30, 2021, 2020 and 2019.

Leases

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

Goodwill and indefinite intangible assets

Goodwill is evaluated for impairment annually at the reporting unit level during the fourth quarter of the fiscal year or more frequently if events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. If, based on a qualitative assessment, the Company determines it is more likely than not that goodwill is impaired, a quantitative assessment is performed to determine if the fair value of the Company’s one reporting unit is less than its carrying value. During its goodwill impairment review, the Company assessed qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying value, including goodwill. The qualitative factors include, but are not limited to, industry and market considerations, and the Company’s overall financial performance. The Company performed its annual assessment for goodwill impairment in the fourth quarter of the fiscal year noting no indication of impairment. There were no triggering events indicating potential for impairment through September 30, 2021.

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

Revenue recognition

The Company’s revenue is generated through the sale of synthetic biology tools, such as synthetic genes, oligo pools, next generation sequencing tools, and DNA and biopharma libraries. The Company recognizes revenue when control of the products is transferred to the customer and at a transaction price that is determined based on the agreed upon rates in the applicable order or master supply agreement applied to the quantity of synthetic DNA that was manufactured and shipped to the customer.

Contracts with customers are in the written form of a purchase order or a quotation, which outline the promised goods and the agreed upon price. Such orders are often accompanied by a Master Supply or Distribution Agreement that establishes the terms and conditions, rights of the parties, delivery terms, and pricing. The Company assesses collectability based on a number of factors, including past transaction history and creditworthiness of the customer.

For Company contracts to date other than Biopharma contracts, the customer orders a specified quantity of synthetic DNA sequence; therefore, the delivery of the ordered quantity per the purchase order is accounted for as one performance obligation.

The transaction price is determined based on the agreed upon rates in the purchase order or master supply agreements applied to the quantity of synthetic DNA that was manufactured and shipped to the customer. The Company’s contracts include only one performance obligation – the shipment of the product to the customer. Accordingly, all of the transaction price, net of any discounts, is allocated to the one performance obligation. The Company’s sales are subject to Ex Works (as defined in Incoterms 2010) delivery terms and revenue is recorded at the point in time when products are picked up by the customer’s freight forwarder, as the Company has determined that this is the point in time that control transfers to the customer. Therefore, upon shipment of the product, there are no remaining performance obligations. The Company’s shipping and handling activities are performed before the customer obtains control of the goods and therefore are considered a fulfillment cost. The Company has elected to exclude all sales and value added taxes from the measurement of the transaction price. The Company has not adjusted the transaction price for significant financing since the time period between the transfer of goods and payment is less than one year. The Company has elected the practical expedient to not disclose the consideration allocated to remaining performance obligations and an explanation of when those amounts are expected to be recognized as revenue since the duration of the contracts is less than one year.

The Company recognizes revenue at a point in time when control of the products is transferred to the customer.

The Company’s Biopharma revenue currently primarily consists of research and development agreements with third parties that provide for up-front and milestone-based payments. The Company also enters into research and development agreements that do not include up-front or milestone-based payments and recognizes revenue on these types of agreements based on the timing of development activities. The Company’s research and development agreements may include more than one performance obligation. At the inception of the agreement, the Company assesses whether each obligation represents a separate performance obligation or whether such obligations should be combined as a single performance obligation. The transaction price for each agreement is determined based on the amount of consideration the Company expects to be entitled to for satisfying all performance obligations within the agreement. The Company assesses the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. In agreements where the Company satisfies performance obligation(s) over time, the Company recognizes development revenue typically using an input method based on costs incurred relative to the total expected cost which determines the extent of progress toward completion. As part of the accounting for these arrangements, the Company must develop estimates and assumptions that require judgment to determine the transaction price and progress towards completion. The Company reviews its estimate of the transaction price and progress toward completion based on the best information available to recognize the cumulative progress toward completion as of the end of each reporting period and makes revisions to such estimates as necessary. Also, these research and development agreements may include license payments. The Company recognizes revenue from functional license agreements when the license is transferred to the customer and the customer is able to use and benefit from the license. Functional license has significant standalone functionality because it can be used as is for performing a specific task.

The Company had contract assets of $2.0 million and contract liabilities of $1.1 million as of September 30, 2021. For all periods presented, the Company did not recognize revenue from amounts that were included in the contract liability balance at the beginning of each period. In addition, for all periods presented, there was no revenue recognized in a reporting period from performance obligations satisfied in previous periods.

Based on the nature of the Company’s contracts with customers which are recognized over a term of less than 12 months, the Company has elected to use the practical expedient whereby costs to obtain a contract are expensed as they are incurred.

The Company states its revenues net of any taxes collected from customers that are required to be remitted to various government agencies. The amount of taxes collected from customers and payable to governmental entities is included on the balance sheet as part of “Accrued expenses and other current liabilities.”

Refer to Note 14 for the disaggregation of revenues by geography, by product and by industry.

Research and development

Research and development expenses consist of compensation costs, employee benefits, subcontractors, research supplies, allocated facility related expenses and allocated depreciation and amortization. All research and development costs are expensed as incurred.

Advertising costs

Costs related to advertising and promotions are expensed to sales and marketing as incurred. Advertising and promotion expenses for the years ended September 30, 2021, 2020 and 2019, were $2.5 million, $1.2 million and $1.3 million, respectively.

Government contract payments

The Company has funded research and development arrangements with the Defense Advanced Research Projects Agency (DARPA) and is under a subcontract with the Georgia Institute of Technology funded by the United States Director of Central Intelligence (IARPA). The Company recognizes payments received from these arrangements when milestones are achieved and records them as a reduction of research and development expenses. The total expected cost for the IARPA development project is $6.5 million with IARPA funding $4.5 million and the Company responsible for providing a minimum contribution of $2.0 million, which remains outstanding as of September 30, 2021. In fiscal year 2021, 2020, and 2019, the Company received DARPA payments of $1.0 million, $0.2 million, and $0.5 million, respectively. In fiscal year 2021 and 2020, the Company received IARPA payments of $1.1 million, and $2.5 million, respectively. There were no IARPA payments received in fiscal year 2019.

Common stock warrants

Warrants to purchase the Company’s common stock issued in conjunction with debt are recorded as additional paid-in-capital and classified as equity on the consolidated balance sheets. There were no common stock warrants issued during the years ended September 30, 2021 and 2020.

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

For performance-based stock options, expense is recognized over the period from the grant date to the estimated attainment date, which is the derived service period of the award.

Net loss per share attributable to common stockholders

The Company calculates its basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for companies with participating securities. In computing diluted net loss attributable to common stockholders, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities. The Company’s basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. For purposes of the calculation of diluted net loss per share attributable to common stockholders, unvested shares of common stock issued upon the early exercise of stock options, shares issuable for employee stock purchase plan contributions received, warrants to purchase common stock, unvested restricted common stock, unvested restricted stock units and stock options to purchase common stock are considered potentially dilutive securities but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive.

Basic and diluted net loss per share of common stock attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee stock-based awards and warrants. Because the Company has reported a net loss for the years ended September 30, 2021, 2020 and 2019, diluted net loss per common share is the same as the basic net loss per share for those years.

Reverse stock split

In October 2018, the Company’s stockholders approved a one-for-0.101 reverse stock split of its common and redeemable convertible preferred stock which was affected on October 16, 2018. The par value of the common stock and redeemable convertible preferred stock were not adjusted as a result of the reverse stock split. Accordingly, all share and per share amounts for all periods presented in the consolidated financial statements and notes thereto have been adjusted retrospectively to reflect this reverse stock split.

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

Deferred offering costs

Deferred offering costs, which consist of direct incremental legal, consulting, banking and accounting fees relating to the Company’s initial and subsequent issuance of common stock in public offering, were initially capitalized and subsequently offset against proceeds from the issuance of common stock in public offering within stockholders’ equity. As of September 30, 2021 and 2020, there were no capitalized deferred offering costs on the consolidated balance sheets.

Business combinations

The Company accounts for business combinations using the acquisition method.

Under the acquisition method, the purchase price of the acquisition is allocated to the acquired tangible and identifiable intangible assets and assumed liabilities based on their estimated fair values at the time of the acquisition. This allocation involves a number of assumptions, estimates, and judgments that could materially affect the timing or amounts recognized in the Company’s financial statements. As a result, the Company may record adjustments to the fair values of assets acquired and liabilities assumed within the measurement period (up to one year from the acquisition date) with the corresponding offset to goodwill. The most subjective areas of the acquisition accounting method include determining the fair value of the following:

●	identifiable intangible assets, including the valuation methodology, estimates of projected revenues, technology obsolescence, and discount rates, as well as the estimated useful life of the intangible assets;
●	contingent consideration; and
●	goodwill, as measured as the excess of consideration transferred over the acquisition date fair value of the assets acquired, including the amount assigned to identifiable intangible assets, and the liabilities assumed.

The assumptions and estimates are based upon comparable market data and information obtained from the management of the acquired business.

Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date.

Identifiable intangible assets with finite lives are amortized over their estimated useful lives in a pattern in which the asset is consumed. Acquisition-related costs, including advisory, legal, accounting, valuation, and other similar costs, are expensed in the periods in which those costs are incurred. The results of operations of acquired businesses are included in the Company’s consolidated financial statements from the acquisition date.

Recent accounting pronouncements

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

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606, which, among other things, provides guidance on how to assess whether certain collaborative arrangement transactions should be accounted for under Topic 606. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company adopted this standard effective October 1, 2020. The adoption of ASU 2018-18 did not have an impact on the Company’s consolidated financial statements for either period presented.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard requires entities to use the new “expected credit loss” impairment model for most financial assets measured at amortized cost, including trade and other receivables and held-to-maturity debt securities, and modifies the impairment model for available-for-sale debt securities. The standard is effective for the Company for the fiscal year ending September 30, 2024, including interim periods within that fiscal year. Early application is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies the subsequent measurement of goodwill. The ASU eliminates step 2 from the goodwill impairment test, including for reporting units with a zero or negative carrying amount that fail a qualitative test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This ASU should be applied on a prospective basis. This ASU should be applied on a prospective basis. This ASU is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company adopted this standard effective October 1, 2020. The adoption of ASU 2017-04 did not have an impact on the Company’s consolidated financial statements for either period presented.

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

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considering counterparty credit risk in its assessment of fair value.

The following table sets forth the cash and cash equivalents, and short-term investments as of September 30, 2021:

		Gross	Gross
	Amortized	unrealized	unrealized
(in thousands)	cost	gains	losses	Fair value
Cash and cash equivalents	$465,829	$—	$—	$465,829
Short-term investments	12,033	1	—	12,034
Total	$477,862	$1	$—	$477,863

The following table sets forth the cash and cash equivalents, and short-term investments as of September 30, 2020:

		Gross	Gross
	Amortized	unrealized	unrealized
(in thousands)	cost	gains	losses	Fair value
Cash and cash equivalents	$93,667	$—	$—	$93,667
Short-term investments	196,320	15	—	196,335
Total	$289,987	$15	$—	$290,002

As of September 30, 2021, financial assets and liabilities measured and recognized at fair value are as follows:

(in thousands)	Level 1	Level 2	Level 3	Fair value
Assets
Money market funds	$430,438	$—	$—	$430,438
U.S. government treasury bills	12,034	—	—	12,034
Total financial assets	$442,472	$—	$—	$442,472

Liabilities
Contingent consideration and indemnity holdback	$—	$9,856	$—	$9,856
Total financial liabilities	$—	$9,856	$—	$9,856

As of September 30, 2020, financial assets and liabilities measured and recognized at fair value are as follows:

(in thousands)	Level 1	Level 2	Level 3	Fair value
Assets
Money market funds	$73,413	$—	$—	$73,413
Commercial paper	—	94,840	—	94,840
U.S. government treasury bills	101,495	—	—	101,495
Total financial assets	$174,908	$94,840	$—	$269,748

Contractual maturities of short-term investments, as of September 30, 2021, were less than 12 months.

4.	Balance sheet components

The Company’s accounts receivable, net balance consists of the following:

	September 30,
(in thousands)	2021	2020
Trade Receivables	$26,549	$25,790
Other Receivables	2,337	951
Allowance for Doubtful Accounts	(337)	(365)
Accounts Receivable, net	$28,549	$26,376

Inventories consist of the following:

	September 30,
(in thousands)	2021	2020
Raw Materials	$18,778	$9,237
Work-in-process	4,837	2,021
Finished Goods	8,185	1,031
	$31,800	$12,289

The work-in-process inventory included gross consigned inventory of $1.9 million as of September 30, 2021.

Property and Equipment, net consists of the following:

	September 30,
(in thousands)	2021	2020
Laboratory equipment	$48,439	$37,338
Furniture, fixtures and other equipment	2,195	1,728
Computer equipment	2,977	2,834
Computer software	3,899	3,678
Leasehold improvements	5,066	4,669
Construction in progress	16,968	4,697
	79,544	54,944
Less: Accumulated depreciation and amortization	(35,422)	(29,478)
	$44,122	$25,466

Other non-current assets

The other non-current assets consist of the following:

	September 30,
(in thousands)	2021	2020
Convertible note receivable	$3,021	$—
Other non-current assets	4,653	2,823
	$7,674	$2,823

The Company entered into a convertible promissory note agreement with a privately held company (“Borrower”) pursuant to which the Company agreed to loan to the Borrower up to an aggregate of $3.0 million in a series of loan installments, evidenced by a convertible promissory note having a maturity date of May 1, 2023 (“Convertible Note”). The Convertible Note accrues interest at a rate of 4% per annum. Outstanding principal and any unpaid accrued interest will be converted into preferred shares of the Borrower if before the repayment of the Note, the Borrower has an equity financing round.

Accrued expenses

The accrued expenses consist of the following:

	September 30,
(in thousands)	2021	2020
Professional services fees payable	$5,057	$2,444
Other accrued expenses	1,380	1,457
	$6,437	$3,901

Accrued compensation

The accrued compensation consist of the following:

	September 30,
(in thousands)	2021	2020
Accrued vacation	$4,643	$3,641
Accrued bonus	8,584	5,747
Accrued commissions	3,330	1,970
Accrued payroll and related taxes	4,676	2,711
Other accrued compensation	1,094	876
	$22,327	$14,945

Other current liabilities

The other current liabilities consist of the following:

	September 30,
(in thousands)	2021	2020
Contingent consideration	$5,186	$—
Income and sales taxes payable	2,440	719
Other current liabilities	1,997	1,892
	$9,623	$2,611

5.	Goodwill and intangible assets

Goodwill and intangible assets increased from prior year by $21.3 million and $18.4 million, respectively, as a result of a business acquisition. See Note 15, “Business acquisition”. There were no changes to the carrying value of goodwill during the year ended September 30, 2020. Total amortization expense related to intangible assets were $0.5 million for the year ended September 30, 2021 and $0.2 million for each of the years ended September 30, 2020 and 2019.

The intangible assets balances are presented below:

	September 30, 2021
	Weighted average	Gross
	Amortization period	carrying	Accumulated	Net book
(in thousands, except for years)	in years	amount	amortization	value
Developed Technology	16	$19,120	$(1,361)	$17,759
Tradenames & Trademarks	2	20	(20)	—
Customer Relationships	1.5	510	(7)	503
Total indefinite-lived intangible assets		$19,650	$(1,388)	$18,262

	September 30, 2020
	Weighted average	Gross
	Amortization period	carrying	Accumulated	Net book
(in thousands, except for years)	in years	amount	amortization	value
Developed Technology	6	$1,220	$(913)	$307
Tradenames & Trademarks	2	20	(20)	—
Total indefinite-lived intangible assets		$1,240	$(933)	$307

Future annual amortization expense is as follows (in thousands):

Years ending September 30,
2022	$1,593
2023	1,138
2024	1,053
2025	1,053
2026	1,053
Thereafter	12,372
$18,262

6.	Long-term debt

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

In addition, the Company obtained a revolving loan facility for a principal amount of up to $10.0 million for which the principal amount outstanding under the revolving line would accrue interest at a floating per annum rate equal to one percentage point (1.00%) above the prime rate, which interest shall be payable monthly. The Company accounted for this transaction as a debt modification and did not incur any gain or loss relating to the modification. The Company had no amounts outstanding under this revolving loan facility at September 30, 2021 and 2020. The fees related to maintaining the revolving loan facility is $0.1 million, payable in annual installments.

The Company’s credit facilities contain customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on changes in business, management, ownership or business locations, indebtedness, encumbrances, investments, mergers or acquisitions, dispositions, maintenance of collateral accounts, prepayment of other indebtedness, distributions and transactions with affiliates. The credit facilities contain customary events of default subject in certain cases to grace periods and notice requirements, including (a) failure to pay principal, interest and other obligations when due, (b) material misrepresentations, (c) breach of covenants, conditions or agreements in the credit facilities, (d) default under material indebtedness, (e) certain bankruptcy events, (f) a material adverse change; (g) attachment, levy or restraint on business, (h) default with respect to subordinated debt, (i) cross default under the Company’s credit facilities, and (j) government approvals being revoked. As part of the Fourth Loan, all rights, title and interest to the Company’s personal property with the exception of the Company’s intellectual property, have been pledged as collateral, including cash and cash equivalents, short-term investments, accounts receivable, contractual rights to payment, license agreements, general intangibles, inventory and equipment. The Company was in compliance with all covenants under the loan and security agreement with SVB as of September 30, 2021 and 2020.

Future maturities of the Fourth Loan as of September 30, 2021 are as follows:

(in thousands)	Principal	Interest	Total
Years ending September 30, 2022	$833	$9	$842
	$833	$9	$842
Less: Interest			(9)
Total amount of loan principal			833
Less unamortized debt discount			(4)
Add: accretion of final payment fee			723
			$1,552

The effective interest rate of the Company’s outstanding Fourth Loan was 11.6% at September 30, 2021.

7.	Commitments and contingencies

Litigation

On February 3, 2016, Agilent filed a lawsuit against the Company and its Chief Executive Officer, Dr. Emily Leproust (the “Complaint”), in the Superior Court of California, Santa Clara County, or the Court. The Complaint also named Does 1 through 20, which are fictitious placeholder defendants. Agilent’s complaint alleged three claims against Twist and Dr. Leproust: (1) alleged breach of contract, related to the use of confidential information and alleged breach of non-solicitation obligations against Dr. Leproust; (2) alleged breach of a duty of loyalty against Dr. Leproust; and (3) alleged misappropriation of trade secrets under the California Uniform Trade Secrets Act, or CUTSA, against all defendants.

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

On February 6, 2020, the Company, Dr. Leproust, Dr. Chen, Ms. Glaize (together, the Twist Group) and Agilent agreed to the terms of a settlement agreement (the “Settlement Agreement”) pursuant to which the Twist Group and Agilent each agreed to request dismissal of all claims against each other. The Settlement Agreement resolves the litigation initially commenced by the Complaint and contains no admission of liability or wrongdoing. Pursuant to the Settlement Agreement, the Company agreed to pay Agilent $22.5 million in cash within 14 days of the Settlement Agreement. This amount has been accrued in the consolidated financial statements in the three months ended December 31, 2019. In addition, the Twist Group and Agilent each agreed to release the other party from all known and unknown claims related to the claims and counterclaims alleged or that could have been alleged in such litigation or that arise from the facts and events that gave rise to such litigation. Further, Agilent agreed to grant the Company a limited non-exclusive license to use the trade secrets asserted by Agilent in the litigation, which extends to the Company’s supply chain, including its customers, suppliers, distributors and resellers. Agilent also agreed not to sue the Company for the infringement of any Agilent patent issued or pending as of the date of the Settlement Agreement or claim priority thereto, solely to the extent such patents claim a trade secret alleged in the litigation. There is no other covenant or release of claims for patent infringement.

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

Leases

The Company leases certain of its facilities under non-cancellable operating leases expiring at various dates through 2034. The Company is also responsible for utilities, maintenance, insurance, and property taxes under these leases.

Certain leases include options to renew or terminate at the Company’s discretion. The lease terms include periods covered by these options if it is reasonably certain the Company will renew or not terminate. The Company’s lease agreements do not contain any material residual value guarantees or restrictive covenants.

Supplemental balance sheet information related to the Company’s operating lease as of September 30, 2021, was the following:

September 30,
(in thousands)	2021
Assets:
Operating lease right-of-use-asset	$61,580
Current liabilities:
Current portion of operating lease liabilities	$8,213
Noncurrent liabilities:
Operating lease liabilities, net of current portion	$53,156

Future minimum lease payments under all non-cancelable operating leases as of September 30, 2021 are as follows:

Operating
(in thousands)	leases
Years ending September 30:
2022	$8,986
2023	10,595
2024	10,333
2025	10,489
2026	9,083
Thereafter	84,753
Total minimum lease payments	$134,239

Less: imputed interest	(55,242)
Less: tenant improvement allowance (receipt anticipated in 2022)	(17,628)
Total operating lease liabilities	$61,369
Less: current portion	(8,213)
Operating lease liabilities, net of current portion	$53,156

For the year ending September 30, 2022, future minimum lease payments are comprised of the anticipated receipt of tenant improvement allowances totaling $17.6 million anticipated to be received in 2022, partially offset by non-cancelable operating lease payments of $9.0 million. The statement of cash flows for the year ended September 30, 2021, include changes in right-of-use assets and operating lease liabilities of $27.9 million and $30.1 million, respectively. For the year ended September 30, 2020, changes in right-of-use assets and operating lease liabilities were $2.1 million and $3.1 million, respectively.

Operating lease expense was $9.5 million and $7.9 million for the year ended September 30, 2021 and 2020 respectively. Cash payments for amounts included in the measurement of operating lease liabilities for the year ended September 30, 2021 were $8.0 million. As of September 30, 2021, the weighted-average remaining lease term was 17.3 years and the weighted-average discount rate was 6.4%.

In December 2020, the Company entered into a 12-year operating lease for an approximately 111,000 square-foot facility in Wilsonville, Oregon to further expand the Company operations. Upon execution of the lease agreement, the Company provided the landlord an approximately $1.0 million security deposit in the form of a letter of credit. Subject to certain conditions pursuant to the lease, the Company expects monthly rent payments on the new facility to commence in the first quarter of 2022. The Company will pay an initial annual base rent of approximately $1.7 million, which is subject to scheduled 3% annual increases, plus certain operating expenses. The Company has been provided a tenant improvement allowance of $13.3 million. The Company has the right to sublease the facility, subject to landlord consent. The Company also has the option to extend the lease for two terms of five years. The lease commenced on April 15, 2021. The future minimum lease payments under the agreement are $27.9 million.

On April 13, 2021, the Company entered into a first amendment (the “First Lease Amendment”), which amends the terms of the Wilsonville, Oregon lease agreement dated December 18, 2020. The First Lease Amendment increases the premises originally leased within the same building by approximately 101,000 square feet (the “Additional Premises”). The Company intends to use the Additional Premises to support its additional product offerings, including DNA data storage, or other high value growth product lines. The First Lease Amendment also extends the termination date until April 1, 2034 and modifies the Company’s option to extend the term to an additional 10-year term for the Premises. Additional rent under the First Lease Amendment for the Additional Premises commences April 1, 2022 with approximately $1.2 million in rent payments due the first year and approximately $17.6 million in aggregate estimated rent payments due over the total initial term of the First Lease Amendment. In addition, the First Lease Amendment increases the base rental payments relating to the Original Premises by 3% for the period in which the First Lease Amendment extends the term of the original premises. The Company is obligated to pay approximately 26% of the operating expenses and utilities applicable to the Additional Premises. The Landlord will provide the Company with a tenant improvement allowance in connection with the Company’s improvements to the Additional Premises of approximately $4.3 million.

On April 14, 2021, the Company entered into a 5-year operating lease for a 15,500-square-feet warehouse in Brisbane, California to further expand the Company operations. Upon execution of the lease agreement, the Company provided the landlord an approximately $0.2 million security deposit. The Company will pay an initial annual base rent of approximately $0.3 million, which is subject to scheduled 3% annual increases, plus certain operating expenses. The Company has the right to sublease the facility, subject to landlord consent. The total future minimum lease payments under the agreement are $2.2 million.

On July 28, 2021, the Company entered into a 7-year operating lease for approximately 21,000 square-feet of office space located in South San Francisco, California, to further expand the Company operations. Upon execution of the lease agreement, the Company provided the landlord an approximately $0.2 million security deposit. The Company will pay an initial annual base rent of approximately $1.7 million, which is subject to scheduled 3% annual increases, plus certain operating expenses. The Company has the right to sublease the facility, subject to landlord consent. The lease had not commenced as of September 30, 2021 as the landlord has not vacated the office space. The total future minimum lease payments under the agreement are $13.1 million.

8.	Related party transactions

During the years ended September 30, 2021, 2020 and 2019, the Company purchased raw materials from a related party investor in the amount of $5.0 million, $3.4 million and $3.2 million, respectively. Payable balances and cash receipts and receivable balances with the related party were immaterial as of September 30, 2021, 2020 and 2019.

9.	Income taxes

The Company recorded an income tax benefit of $1.9 million for the year ended September 30, 2021. The Company recorded provisions for income taxes of $0.4 million and $0.3 million for the years ended September 30, 2020 and 2019, respectively.

The domestic and foreign components of pre-tax loss for the year ended September 30, 2021, 2020, and 2019 are as follows:

	Year ended September 30,
(in thousands)	2021	2020	2019
US	(149,533)	(138,016)	(107,847)
Foreign	(4,495)	(1,533)	470
Total	(154,028)	(139,549)	(107,377)

The components of the provision for income taxes for the year ended September 30, 2021, 2020, and 2019 are as follows:

	Year ended September 30,
(in thousands)	2021	2020	2019
Current
Federal	—	—	—
State	(29)	—	108
Foreign	108	382	184
Total Current	79	382	292

Deferred
Federal	(2,268)	—	—
State	259	—	—
Foreign	—	—	—
Total Deferred	(2,009)	—	—

Total Provision	(1,930)	382	292

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	Year ended
	September 30,
	2021	2020	2019
Tax expense computed at the federal statutory rate	21%	21%	21%
Change in valuation allowance	(33)%	(25)%	(22)%
Research and development credit benefit	3%	1%	1%
Business combination	(2)%	—	—
Stock-based compensation	12%	3%	—
Total income tax expense	1%	—%	—%

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	September 30,
(in thousands)	2021	2020
Net operating loss carryforwards	$163,782	$112,434
Research and development credit carryforwards	20,163	9,407
Operating lease liability	14,890	7,506
Other	11,631	5,639
Gross deferred tax assets	210,466	134,986
Less: Valuation allowance	(190,428)	(127,336)
Net deferred tax assets	20,038	7,650
Fixed assets	(785)	(105)
Operating lease right-of-use asset	(14,893)	(7,498)
Intangible assets	(4,360)	(47)
Gross deferred tax liabilities	(20,038)	(7,650)
Total net deferred tax asset	$—	$—

Based on the available objective evidence, management believes it is more likely than not that the deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its deferred tax assets at September 30, 2021 and 2020. The valuation allowance was $190.4 million and $127.3 million as of September 30, 2021, and 2020, respectively. The change in the valuation allowance was mainly due to an increase in the net operating loss and research and development credits during the fiscal year 2021.

The Company intends to continue maintaining a full valuation allowance on the Company’s deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of the allowance. The release of all, or a portion, of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded.

As of September 30, 2021, the Company had net operating loss carryforwards of approximately $664.5 million and $377.1 million available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. The net operating losses will begin to expire in fiscal year 2032.

The Company also had federal and state research and development credit carryforwards of approximately $16.9 million and $12.5 million, respectively, at September 30, 2021. The federal credits will expire starting in 2033 if not utilized. The California research and development credits have no expiration date. Utilization of the net operating losses and tax credits is subject to annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitations may result in the expiration of the net operating losses and tax credits before utilization.

The provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes, prescribe a comprehensive model for the recognition, measurement, and presentation and disclosure in financial statements of any uncertain tax positions that have been taken or expected to be taken on a tax return. The Company has identified uncertain tax positions related to federal and state research and development credits and foreign jurisdictions.

The aggregate changes in the balance of gross unrecognized tax benefits are as follows:

Federal
(in thousands)	and state
Balance as of September 30, 2018	$2,249
Increases related to tax positions taken during 2019	1,042
Balance as of September 30, 2019	$3,291
Increases related to tax positions taken during 2020	1,409
Balance as of September 30, 2020	$4,700
Increases related to tax positions taken during 2021	2,737
Balance as of September 30, 2021	$7,437

The Company does not expect a material change in unrecognized tax benefits in the next twelve months. As of September 30, 2021, approximately $0.1 million of unrecognized tax benefit would, if recognized, impact the Company’s effective income tax rate.

It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. The Company’s management determined that no accrual for interest and penalties was required as of September 30, 2021 and 2020.

The Company’s files federal and state income tax returns with varying statutes of limitations. All tax years remain open to examination due to the carryover of net operating losses or tax credits. The Company currently has no federal or state tax examinations in progress.

In March and December 2020, in response to the COVID-19 pandemic, the CARES Act and the Consolidated Appropriations Act, 2021 were passed into law and provide additional economic stimulus to address the impact of the COVID-19 pandemic. The Company does not expect any significant benefit to its income tax provision as a result of this legislation.

10.	Warrants

In connection with its long-term debt agreements, the Company issued 18,854 and 7,531 warrants for its common stock on December 22, 2015 and March 28, 2016, respectively. As of September 30, 2020, there were 26,385 warrants outstanding. In October 2020, a total of 18,854 warrants with an exercise price of $14.85 per common share were exercised for a net 16,051 common shares issued by the Company. In November 2020, a total of 7,531 warrants with an exercise price of $21.24 per common share were exercised for a net 6,041 common shares issued by the Company. There are no outstanding warrants for the Company’s common stock as of September 30, 2021.

11.	Common stock

As of September 30, 2021, the Company reserved sufficient shares of common stock for issuance upon exercise of stock options. Each share of common stock is entitled to one vote. The holders of shares of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to prior rights of the holders of preferred stock.

12.	Stock option plan

2018 Equity Incentive Plan

On September 26, 2018, the board of directors adopted the 2018 Equity Incentive Plan (the 2018 Plan) as a successor to the 2013 Stock Plan (the 2013 Plan). The maximum aggregate number of shares that may be issued under the 2018 Plan is 6,856,405 shares of the Company’s common stock. The number of shares reserved for issuance under the 2018 Plan will be increased automatically on the first day of each fiscal year, following the fiscal year in which the 2018 Plan became effective, by a number equal to the least of 999,900 shares, 4% of the shares of common stock outstanding at that time, or such number of shares determined by the Company’s board of directors. The common shares issuable under the 2018 Plan were registered pursuant to a registration statement on Form S-8 on November 1, 2018.

On September 1, 2020, the board of directors approved the implementation of a revised annual equity award program for executive officers and senior level employees to be granted as performance-based stock units (PSUs) under the 2018 Plan. The number of PSUs ultimately earned under these awards is calculated based on the achievement of certain total revenue threshold during the fiscal year ending September 30, 2022. The percentage of performance stock units that vest will depend on the board of directors’ determination of total revenue at the end of the performance period and can range from 0% to 150% of the number of units granted. The provisions of the PSU are considered a performance condition, and the effects of that performance condition are not reflected in the grant date fair value of the awards. The Company used the Black-Scholes method to calculate the fair value at the grant date without regard to the vesting condition and will recognize compensation cost for the units that are expected to vest. As of September 30, 2021, the Company determined that 256,665 shares are expected to vest based on the probability of the performance condition that will be achieved under this equity award program. The Company reassesses the probability of the performance condition at each reporting period and adjusts the compensation cost based on the probability assessment. During the year ended September 30, 2021, the Company changed its estimate of the probability of meeting the performance conditions for the PSU grants. The previous estimate was based on data and assumptions that were the best available information at the time. During the third quarter of 2021, the Company obtained new data, previously unavailable, from new, internal forecasts and projections. The new data indicate that the PSU grants are expected to be larger than previously estimated. As a result, the Company has changed its estimate of its PSU stock-based compensation on a prospective basis beginning in the third quarter of 2021. This change resulted in an increase of approximately $0.6 million in stock-based compensation expense for the year ended September 30, 2021. The weighted-average grant date fair value was determined to be $45.18 per share. As of September 30, 2021, the unrecognized compensation costs related to these awards were $5.6 million. The Company expects to recognize those costs over a weighted average period of 1.0 year.

Any shares subject to outstanding awards under the 2013 Plan that are canceled or repurchased subsequent to the 2018 Plan’s effective date are returned to the pool of shares reserved for issuance under the 2018 Plan. Awards granted under the 2018 Plan may be nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and performance units.

Activity under the equity incentive plans during the year ended September 30, 2021 is as follows:

				Weighted
			Weighted	average
			average	remaining
			exercise	contractual	Aggregate
	Shares	Options	price	term	intrinsic
(In thousands, except per share data)	available	outstanding	per share	(years)	value
Outstanding at September 30, 2020	1,034	3,913	$24.35	8.1	$204,365
Additional shares authorized	1,000	—	—
Stock options granted	(175)	175	69.03
Stock options exercised	—	(805)	18.05
Stock options forfeited	151	(151)	39.25
Restricted stock units granted	(436)	—	—
Forfeiture of restricted stock units	61	—	—
Shares withheld for payment of taxes	93	—	—
Outstanding at September 30, 2021	1,728	3,132	$27.15	7.3	$251,343
Vested or expected to vest at September 30, 2021		3,132	$27.15	7.3	$251,343
Vested and exercisable at September 30, 2021		1,633	$18.05	6.6	$145,204

As of September 30, 2021, there was $26.3 million of total unrecognized compensation cost related to non-vested stock options under the equity incentive plans that are expected to be recognized over a weighted average period of 1.6 years. The weighted-average grant date fair value of stock options granted during the year ended September 30, 2021 was $69.03 per share.

2018 Employee Stock Purchase Plan

On September 26, 2018, the board of directors adopted the 2018 Employee Stock Purchase Plan (the 2018 ESPP). A total of 275,225 shares of the Company’s common stock have been reserved for issuance under the 2018 ESPP. The number of shares reserved for issuance under the 2018 ESPP will be increased automatically on the first day of each fiscal year, following the fiscal year in which the 2018 ESPP becomes effective, by a number equal to the least of 249,470 shares, 1% of the shares of common stock outstanding at that time, or such number of shares determined by the Company’s board of directors. The number of shares reserved for issuance as at September 30, 2021 is as follows:

Shares
(In thousands)	available
Outstanding at September 30, 2020	179
Additional shares authorized	250
Shares issued during the period	(74)
Outstanding at September 30, 2021	355

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

Unless otherwise determined by the board of directors, the Company’s common stock will be purchased for the accounts of employees participating in the 2018 ESPP at a price per share that is the lesser of 85% of the fair market value of the Company’s common stock on the first trading day of the offering period, which for the initial offering period is the price at which shares of the Company’s common stock were first sold to the public, or 85% of the fair market value of the Company’s common stock on the last trading day of the offering period. During the years ended September 30, 2021 and 2020, activity under the 2018 ESPP was immaterial.

Restricted Stock Units

Restricted stock primarily consists of restricted stock unit awards (RSUs) which have been granted to employees. The value of an RSU award is based on the Company’s stock price on the date of grant. The shares underlying the RSU awards are not issued until the RSUs vest. Upon vesting, each RSU converts into one share of the Company’s common stock.

Activity with respect to the Company’s restricted stock units during the year ended September 30, 2021 is as follows:

		Weighted
		average	Weighted
		grant	average
		date fair	remaining	Aggregate
	Number	value per	contractual	Intrinsic
(in thousands, except per share data)	of Shares	share	term (years)	Value
Outstanding at September 30, 2020	569	$32.96	3.2	$43,260
Restricted stock units granted	436	$113.06	—	—
Restricted stock units vested	(237)	$44.36	—	—
Restricted stock units forfeited	(61)	$86.60	—	—
Outstanding at September 30, 2021	707	$73.86	2.7	$75,629
Expected to vest at September 30, 2021	707	$73.86	2.7	$75,629

As of September 30, 2021, there was $47.5 million of total unrecognized compensation cost related to these issuances that is expected to be recognized over a weighted average period of 2.7 years.

Stock-based compensation

Total stock-based compensation expense recognized were as follows:

	Year ended
	September 30,
(in thousands)	2021	2020	2019
Cost of revenues	$2,678	$1,290	$1,345
Research and development	10,166	3,346	2,378
Selling, general and administrative	24,154	12,460	7,447
Total stock-based compensation	$36,998	$17,096	$11,170

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

The fair value of options granted during the years ended September 30, 2021, 2020 and 2019, respectively, were calculated using the weighted average assumptions set forth below:

	Year ended
	September 30,
	2021	2020	2019
Expected term (years)	6.1	6.2	6.4
Expected volatility	64.4%	62.1%	60.2%
Risk-free interest rate	1.0%	1.3%	2.7%
Dividend yield	—%	—%	—%

Weighted average grant date fair value of options granted during the years ended September 30, 2021, 2020 and 2019 were $42.80, $20.76 and $15.06, respectively.

Shares subject to repurchase

The Company has a right of repurchase with respect to unvested shares issued upon early exercise of options at an amount equal to the original exercise price of each unvested share being repurchased. The Company’s right to repurchase these shares lapses pursuant to the vesting schedule of the original grant, which is generally 25% on the first anniversary of the original grant and ratably on a monthly basis over the remaining 36 months. As of September 30, 2021, 2,741 shares remain subject to the Company’s right of repurchase.

13.	Net loss per share attributable to common stockholders

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders:

	Year ended September 30,
(in thousands, except per share data)	2021	2020	2019
Numerator:
Net loss attributable to common stockholders	$(152,098)	$(139,931)	$(107,669)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	48,251	39,190	27,462
Net loss per share attributable to common stockholders, basic and diluted	$(3.15)	$(3.57)	$(3.92)

The potentially dilutive common shares that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive for the periods presented are as follows:

	Year ended September 30,
(in thousands)	2021	2020	2019
Shares subject to options to purchase common stock	3,131	3,948	3,551
Unvested restricted shares of common stock	—	—	24
Unvested restricted stock units	707	569	462
Unvested shares of common stock issued upon early exercise of stock options	3	17	38
Shares subject to employee stock purchase plan	27	33	76
Shares subject to warrants to purchase common stock	—	26	26
Total	3,868	4,593	4,177

14.	Geographic, product and industry information

The table below sets forth revenues by geographic region, based on ship-to destinations. Americas consists of the United States of America, Canada, Mexico and South America; EMEA consists of Europe, the Middle East, and Africa; and APAC consists of Japan, China, South Korea, India, Singapore, Malaysia and Australia.

	Year ended September 30,
(in thousands)	2021	2020	2019
Americas	$77,909	$59,164	$36,932
EMEA	44,124	25,821	14,692
APAC	10,300	5,115	2,761
Total	$132,333	$90,100	$54,385

The table below sets forth revenues by products.

	Year ended September 30,
(in thousands)	2021	2020	2019
Synthetic genes	$38,964	$35,192	$26,712
Oligo pools	8,039	4,545	4,594
DNA and Biopharma libraries	12,663	6,348	2,036
NGS tools	72,667	44,015	21,043
Total	$132,333	$90,100	$54,385

The table below sets forth revenues by industry.

	Year ended September 30,
(in thousands)	2021	2020	2019
Industrial chemicals/materials	$34,475	$29,054	$21,927
Academic research	25,299	19,642	13,835
Healthcare	71,241	40,036	17,424
Food/agriculture	1,318	1,368	1,199
Total revenues	$132,333	$90,100	$54,385

Long-lived assets located in the United States are $40.6 million and $22.5 million as of September 30, 2021 and 2020. Long-lived assets located outside of the United States were $3.5 million and $3.0 million as of September 30, 2021 and 2020.

15.	Business acquisition

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

This acquisition has been accounted for using the acquisition method of accounting in accordance with the business combination guidance in FASB ASC 805. Under the acquisition accounting method, the total estimated purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their relative fair values. The excess of the purchase price over the net tangible and intangible assets acquired and liabilities assumed has been recorded as goodwill. Management’s estimate of the fair values of the acquired intangible assets at June 14, 2021 is preliminary and subject to change and is based on established and accepted valuation techniques performed with the assistance of third-party valuation specialists. Additional information, which existed as of the acquisition date but is yet unknown to the Company, may become known to the Company during the remainder of the measurement period, which will not exceed twelve months from the acquisition date. Changes to amounts will be recorded as adjustments to the provisional amounts recognized as of the acquisition date and may result in a corresponding adjustment to goodwill in the period in which new information becomes available. The goodwill that arose from the acquisition consists of synergies expected from integrating iGenomX into the Company’s operations and customer base. The goodwill recognized is not expected to be deductible for income tax purposes. The goodwill acquired from the iGenomX transaction was assigned to the Company’s only reportable and operating segment business activity, which is manufacturing of synthetic DNA using its semiconductor-based silicon platform.

The estimated fair value of the consideration as of the acquisition date was approximately $37.7 million.

The following table summarizes the preliminary fair value amounts of the assets acquired and liabilities assumed as of the acquisition date, as well as the purchase consideration:

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

The following table summarizes the preliminary estimate of the intangible assets as of the acquisition date:

	Estimated
	Weighted
	Average
	Useful Lives	Estimated Fair
(in thousands, except for years)	in Years	Value
Developed technology	17	$17,900
Customer relationships	1.5	510
Estimated fair value of acquired intangible assets		$18,410

The Company estimated the fair value of the developed technology intangible asset using a discounted cash flow model. Significant judgment was exercised in determining the fair value of the developed technology intangible assets acquired, which included estimates and assumptions related to the projected revenues (specifically volume of sales), discount rate, and technology obsolescence curve. The Company estimated the fair value of the customer relationships intangible asset using a cost approach. These fair value measurements were based on significant inputs not observable in the market and thus represent a Level 3 measurement. Key assumptions include the level and timing of expected future cash flows, conditions and demands specific to each intangible asset over its remaining useful life, and discount rates, the Company believes to be consistent with the inherent risks associated with each type of asset, which was approximately 8.5%. The fair value of these intangible assets is primarily affected by the projected revenues, gross margins, operating expenses, the technology obsolescence curve, and the anticipated timing of the projected income associated with each intangible asset coupled with the discount rates used to derive their estimated present values. The Company believes the level and timing of expected future cash flows appropriately reflects market participant assumptions.

The Company has included the financial results of iGenomX in its consolidated financial statements from the date of acquisition, which were not material. The Company incurred transaction costs related to the acquisition of $0.8 million, which were recognized as an expense on the consolidated statements of operations and comprehensive loss for the year ended September 30, 2021.

The estimated fair value of the contingent consideration and indemnity holdback decreased from $10.4 million as of June 14, 2021 to $9.9 million as of September 30, 2021. For the year ended September 30, 2021, the Company recognized a gain of $0.5 million as change in fair value of acquisition consideration in its consolidated statement of operations due to the change in fair value of such liabilities, as a result of the change in the Company’s stock price as of September 30, 2021.

The post-combination effect from net deferred tax liability assumed from the iGenomX acquisition also caused a release of the Company’s income tax valuation allowance. The release resulted in an income tax benefit of $2.0 million.

The following pro forma financial information presents the combined results of operations for the Company and iGenomX as if the iGenomX acquisition had occurred on October 1, 2019. The pro forma financial information has been prepared for comparative purposes only and does not purport to be indicative of the actual operating results that would have been recorded had the iGenomX acquisition actually taken place on October 1, 2019 and should not be taken as indicative of future consolidated operating results. Additionally, the pro forma financial results do not include any anticipated synergies or other expected benefits from the iGenomX acquisition.

	Year ended September 30,
(in thousands)	2021	2020
Revenues	$132,599	$90,650
Net loss attributable to common stockholders	(153,007)	(141,054)

16.	Subsequent events

Revelar Biotherapeutics, Inc.

On November 1, 2021, the Company contributed certain assets and licensed certain intellectual property rights to the newly formed Revelar Biotherapeutics, Inc. (“Revelar”), an independently operated, new biotechnology company to develop and commercialize an antibody, discovered and optimized by Twist Biopharma, a division of the Company, that neutralizes all known variants of concern of the SARS-CoV-2 virus in preclinical studies. The Company granted a license to Revelar for the exclusive development of an antibody lead along with a series of back up compounds for the potential treatment of SARS-CoV-2. The Company is eligible to receive success-based milestone payments totaling over $100.0 million for the achievement of key development, regulatory and commercial milestones, as well as mid-single digit royalties on any future net sales. The Company’s receipt of such payments, if any, will depend on Revelar’s ability to successfully develop and commercialize compounds, obtain and maintain necessary regulatory approvals, complete clinical site initiation and finalize clinical trial agreements, none of which can be assured. In addition, Revelar may license up to five additional antibody therapeutics over the next four years, each of which will be subject to additional upfront, milestone and royalty payments to the Company. The Company committed to invest up to $10.0 million in seed funding based on Revelar’s progress in the development of the lead antibody and the potential licensing of additional antibody therapeutics, of which the Company has invested $5.0 million in a simple agreement for future equity (“SAFE”) as of the issuance of these consolidated financial statements. In exchange assignment of certain contractual rights and the license to the antibody, and its back-up compounds, the Company received stock of Revelar amounting to an ownership percentage as of the date of these financial statements of 49.80%, excluding shares and options reserved for future stock awards and further excluding shares that Revelar may issue to the Company upon conversion of its SAFEs.

AbX Biologics, Inc. Business Acquisition

On November 19, 2021, the Company entered into a definitive agreement to acquire AbX Biologics, Inc. (“Abveris”), a privately-held company providing in vivo antibody discovery services. Abveris offers animal-based antibody discovery services using its proprietary DiversimAb and DivergimAb mouse models, which the Company can humanize using its antibody optimization solution. In addition, Abveris provides antibody screening for its customers. The purchase consideration payable at the closing consists of up to $140.0 million of the Company’s common stock which is subject to customary adjustments for cash, net working capital, outstanding indebtedness and unpaid transaction expenses, plus approximately $10.0 million in cash consideration. The number of shares will be determined based upon the average closing price of the Company’s common stock, subject to the provisions of the agreement. In addition, the contingent purchase consideration consists of up to $40.0 million of the Company’s common stock contingent on and subject to Abveris achieving a revenue target for the calendar year 2022. The closing is expected to occur on December 1, 2021, subject to satisfaction of specified conditions.

*         *         *         *         *

Item 9.	Changes in and disagreements with accountants on accounting and financial disclosure

None.

Item 9A.	Controls and procedures

Evaluation of disclosure controls and procedures

Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that such information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), with assistance from other members of management, have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021 and, based on their evaluation, the CEO and CFO have concluded that the disclosure controls and procedures were not effective as of such date due to the material weaknesses in internal control over financial reporting described in “Management’s Annual Report on Internal Control Over Financial Reporting” below.

In light of the material weaknesses described below, the Company performed additional analysis and other post-closing procedures to determine its consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management concluded that the financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a framework designed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with US GAAP.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of September 30, 2021, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on its assessment, management has concluded that our internal control over financial reporting was not effective as of September 30, 2021, due to the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified the following material weaknesses in our internal control over financial reporting as of September 30, 2021:

●	We did not appropriately design and maintain effective segregation of duties controls to timely detect and independently review instances where individuals with access to post a journal entry may also have edited or created the journal entry;
●	We did not appropriately design and maintain effective controls relating to the accuracy and occurrence of our accounting for revenues, specifically to ensure the accuracy of edits to customer order entry data, including price and quantity, and appropriate segregation of duties during the order entry and revenue processes; and
●	We did not design and maintain effective controls over certain information technology general controls (ITGCs) for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and

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

Because of these material weaknesses, our management has concluded that our internal control over financial reporting was not effective as of September 30, 2021, based on the criteria in Internal Control Integrated Framework (2013) issued by the COSO.

The effectiveness of our internal control over financial reporting as of September 30, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in Part II, Item 8 of this Annual Report on Form 10-K.

Remediation of Material Weaknesses

We have devoted substantial effort to remediating the deficiencies and continued to perform a risk assessment process to identify, design, implement, and re-evaluate the control activities. Furthermore, building on our efforts during 2020, with the oversight of the Audit Committee of our board of directors, and have continued throughout 2021 to dedicate significant resources to take steps to remediate the material weaknesses identified in our internal control over financial reporting.

The following remediation efforts were completed in 2021:

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

We are continuing to enhance our overall control environment and are devoting substantial effort by enhancing our manual or automated processes to remediate the identified material weaknesses through the remediation efforts outlined in the following:

●	Financial Reporting: We are continuing analysis to identify high-risk SAP transaction codes that could potentially allow segregation of duties (“SOD”) conflict and through either automated or manual processes align role-based access provisioning to eliminate SOD posting conflicts.
●	Revenue Processes: We are designing and implementing processes and controls to ensure that any edits to customer order entry data, including price and quantity, are appropriately reviewed. Additionally, we are redesigning our segregation of duties framework within the revenue cycle to ensure appropriate segregation of duties throughout the order entry and revenue processes.
●	IT General Controls (ITGC): We are designing and implementing improved processes and controls for requesting, authorizing, and reviewing user access to key information systems which impact our financial reporting, including identifying access to roles where manual business process controls may be required. This implementation will include the addition of new preventative control activities associated with user access provisioning within our key applications which impact our financial reporting, as well as certain detective controls which review user access and activity logs.

Our management is committed to remediating identified control deficiencies (including both those that rise to the level of a material weakness and those that do not), fostering continuous improvement in our internal controls and enhancing our overall control environment. Our management believes that these remediation actions, when fully implemented, will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. We are committed to improving our internal control processes and intend to continue to review and improve our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify, or in appropriate circumstances not complete, certain of the remediation measures described above. These material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that the enhanced controls are operating effectively.

Changes in Internal Control over Financial Reporting

There were no changes during the quarter ended September 30, 2021 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other information

None.

PART III

Item 10.	Directors, executive officers and corporate governance

Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2022 Annual Meeting of Stockholders.

Code of Conduct

We have adopted the Twist Bioscience Corporation Code of Business Conduct and Ethics, or Code of Ethics, with which every person, including executive officers, who works for Twist and every member of our board of directors is expected to comply. The full text of our Code of Ethics is posted on the investor relations section of our website at www.twistbioscience.com. If any substantive amendments are made to the Code of Ethics or any waiver is granted, we intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding such amendment to, or waiver from, a provision of this Code of Ethics by posting such information on our website, at the address and location specified above, or as otherwise required by the Nasdaq Global Select Market.

Item 11.	Executive compensation

Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2022 Annual Meeting of Stockholders.

Item 12.	Security ownership of certain beneficial owners and management and related stockholder matters

Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2022 Annual Meeting of Stockholders.

Item 13.	Certain relationships and related transactions, and director independence

Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2022 Annual Meeting of Stockholders.

Item 14.	Principal accountant fees and services

Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2022 Annual Meeting of Stockholders.

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

(c)	Exhibits

Set forth below is a list of exhibits that are being filed or incorporated by reference into this Annual Report on Form 10-K:

Exhibit Number	Description	Filed / Furnished / Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	11/7/2018

3.2	Amended and Restated Bylaws	8-K	3.2	11/7/2018

4.1	Form of common stock certificate	S-1/A	4.1	10/17/2018

4.2	Amended and Restated Registration Rights Agreement by and among Twist Bioscience Corporation and certain holders of its capital stock dated March 19, 2018	S-1/A	4.3	10/17/2018

4.3	Warrant to Purchase Stock by and between Twist Bioscience Corporation and Silicon Valley Bank, dated March 28. 2016.	S-1	4.7	10/3/2018

4.4	Description of Common Stock	10-K	4.5	11/20/2020

10.1+	2013 Stock Plan and forms of agreement thereunder	S-1	10.1	10/3/2018

10.2+	2018 Equity Incentive Plan and forms of agreement thereunder	S-1/A	10.2	10/17/2018

10.3+	2018 Employee Stock Purchase Plan	S-1/A	10.3	10/17/2018

10.4+	Executive Incentive Bonus Plan	S-1	10.4	10/3/2018

Exhibit Number	Description	Filed / Furnished / Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

10.5+	Form of Indemnification Agreement between Twist Bioscience Corporation and each of its Officers and Directors	S-1/A	10.8	10/17/2018

10.6	Fourth Amended and Restated Loan and Security Agreement by and between Twist Bioscience Corporation, Silicon Valley Bank and certain other co-borrowers, dated September 6. 2017	S-1	10.9	10/3/2018

10.7	Lease Agreement by and between Twist Bioscience Corporation and ARE-San Francisco No. 32. LLC dated March 21, 2018	S-1	10.11	10/3/2018

10.7.1	First Amendment to Lease by and between Twist Bioscience Corporation and ARE-San Francisco No. 32, LLC, dated March 21, 2019	10-Q	10.2	5/1/2019

10.8*	Lease Agreement by and between Twist Bioscience Corporation and PWII Owner, LLC, dated December 18, 2020	8-K	10.1	12/22/2020

10.8.1*	First Amendment to Lease between Twist Bioscience Corporation and PWII Owner, LLC, dated April 13, 2021	8-K	10.1	4/16/2021

10.9†	End User Supply Agreement by and between Twist Bioscience Corporation and FUJIFILM Dimatix, Inc., dated November 5, 2015	S-1	10.14	10/3/2018

21.1	List of subsidiaries of the Registrant	Filed herewith

23.1	Consent of PricewaterhouseCoopers, Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by President and Chief Executive Officer.	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by Chief Financial Officer.	Filed herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by President and Chief Executive Officer.	Furnished herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

Exhibit Number	Description	Filed / Furnished / Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover page from the Company’s Annual Report on Form 10-K for the year ended September 30, 2021, formatted in Inline XBRL

+    Indicates a management contract or compensatory plan.

*

Registrant has omitted schedules and exhibits pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of the omitted schedules and exhibits to the SEC upon request.

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment that was separately filed with the SEC.

Item 16.Form of 10-K summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 22, 2021	Twist Bioscience Corporation

	By:	/s/ Emily M. Leproust
Emily M. Leproust
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Emily M. Leproust	President, Chief Executive Officer and	November 22, 2021
Emily M. Leproust	Chair of the Board of Directors (principal executive officer)

/s/ James M. Thorburn	Chief Financial Officer (principal financial	November 22, 2021
James M. Thorburn	officer)

/s/ Kevin B. Yankton	Chief Accounting Officer (principal	November 22, 2021
Kevin B. Yankton	accounting officer)

/s/ William Banyai	Director	November 22, 2021
William Banyai

/s/ Nicolas Barthelemy	Director	November 22, 2021
Nicolas Barthelemy

/s/ Nelson C. Chan	Director	November 22, 2021
Nelson C. Chan

/s/ Robert Chess	Director	November 22, 2021
Robert Chess

/s/ Keith Crandell	Director	November 22, 2021
Keith Crandell

/s/ Jan Johannessen	Director	November 22, 2021
Jan Johannessen

/s/ Xiaoying Mai	Director	November 22, 2021
Xiaoying Mai

/s/ Robert Ragusa	Director	November 22, 2021
Robert Ragusa

/s/ Melissa Starovasnik	Director	November 22, 2021
Melissa Starovasnik