Form 10-Q
period 2021-12-31
Twist Bioscience Corp
filed 2022-02-09
CIK 1581280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

The number of shares of the Registrant’s common stock outstanding as of February 7, 2022, was 50,885,068.

TWIST BIOSCIENCE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2021

i

Forward-looking statements

This Quarterly Report on Form 10-Q for the Quarter ended December 31, 2021, or Form 10-Q, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements relate to, among other matters, plans for product development and licensing to third parties, plans and timeframe for the commercial development of DNA data storage capabilities, expectations regarding market penetration, anticipated customer conversions to our products, plans to expand in the international markets, identification and development of potential antibody candidates for the treatment of COVID-19 and other diseases, and the anticipated timeframe for remediating the material weakness in internal control over financial reporting. Forward-looking statements are also identified by the words “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” and variations of such words and similar expressions. You should not rely upon forward-looking statements as predictions of future events. Such statements are based on management’s expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results, events or circumstances to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include:

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

PART I. Financial information

Item 1.Financial statements

Twist Bioscience Corporation

Condensed Consolidated Balance Sheets (unaudited)

	December 31,	September 30,
(In thousands)	2021	2021
Assets
Current assets:
Cash and cash equivalents	$191,624	$465,829
Short-term investments	110,235	12,034
Accounts receivable, net	32,872	28,549
Inventories	40,239	31,800
Prepaid expenses and other current assets	10,037	8,283
Total current assets	$385,007	$546,495
Long term investment	106,843	—
Property and equipment, net	65,135	44,122
Operating lease right-of-use assets	72,020	61,580
Goodwill	84,244	22,434
Intangible assets, net	63,921	18,262
Restricted cash, non-current	1,572	1,530
Other non-current assets	7,425	7,674
Total assets	$786,167	$702,097
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$23,073	$14,900
Accrued expenses	11,686	6,437
Accrued compensation	18,735	22,327
Current portion of operating lease liability	12,684	8,213
Current portion of long-term debt	—	1,552
Other current liabilities	13,856	9,623
Total current liabilities	$80,034	$63,052
Operating lease liability, net of current portion	60,285	53,156
Other non-current liabilities	19,670	5,068
Total liabilities	$159,989	$121,276
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.00001 par value—100,000 and 100,000 shares authorized at December 31, 2021 and September 30, 2021, respectively; 50,735 and 49,499 shares issued and outstanding at December 31, 2021 and September 30, 2021, respectively	$—	$—
Additional paid-in capital	1,281,931	1,190,828
Accumulated other comprehensive income	363	546
Accumulated deficit	(656,116)	(610,553)
Total stockholders’ equity	$626,178	$580,821
Total liabilities and stockholders’ equity	$786,167	$702,097

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three months ended
	December 31,
(In thousands, except per share data)	2021	2020
Revenues	$42,018	$28,161
Operating expenses:
Cost of revenues	$27,056	$18,162
Research and development	22,630	14,000
Selling, general and administrative	51,098	28,792
Change in fair value of contingent considerations and indemnity holdbacks	(2,826)	—
Total operating expenses	$97,958	$60,954
Loss from operations	$(55,940)	$(32,793)
Interest income	154	134
Interest expense	(26)	(118)
Other income (expense), net	(156)	(77)
Loss before income taxes	$(55,968)	$(32,854)
Benefit from (provision for) income taxes	10,405	(46)
Net loss attributable to common stockholders	$(45,563)	$(32,900)
Other comprehensive loss:
Change in unrealized gain (loss) on investments	277	(8)
Foreign currency translation adjustment	(94)	63
Comprehensive loss	(45,380)	(32,845)
Net loss per share attributable to common stockholders—basic and diluted	$(0.91)	$(0.72)
Weighted average shares used in computing net loss per share attributable to common stockholders—basic and diluted	49,912	46,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation

Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

	Common			Accumulated
	stock		Additional	Other		Total
			paid-in	comprehensive	Accumulated	stockholders’
(In thousands)	Shares	Amount	capital	income	deficit	equity
Balances as of September 30, 2021	49,499	$—	$1,190,828	$546	$(610,553)	$580,821
Business acquisition	928		72,514	—	—	72,514
Vesting of restricted stock units	62	—	—	—	—	—
Exercise of stock options	270	—	3,039	—	—	3,039
Repurchases of common stock for income tax withholding	(24)	—	(2,558)	—	—	(2,558)
Stock-based compensation	—	—	18,108	—	—	18,108
Other comprehensive income	—	—	—	(183)	—	(183)
Net loss	—	—	—	—	(45,563)	(45,563)
Balances as of December 31, 2021	50,735	$—	$1,281,931	$363	$(656,116)	$626,178

	Common			Accumulated
	stock		Additional	Other		Total
			paid-in	comprehensive	Accumulated	stockholders’
(In thousands)	Shares	Amount	capital	income	deficit	equity
Balances as of September 30, 2020	45,083	$—	$794,630	$87	$(458,455)	$336,262
Issuance of common stock in public offering, net of underwriting discounts and commissions and offering expenses of $21,149	3,136	—	323,851	—	—	323,851
Vesting of restricted stock units	54	—	—	—	—	—
Exercise of stock options	345	—	6,072	—	—	6,072
Net exercise of stock warrants	22	—	—	—	—	—
Repurchases of common stock for income tax withholding	(24)	—	(2,410)	—	—	(2,410)
Stock-based compensation	—	—	7,022	—	—	7,022
Other comprehensive income	—	—	—	55	—	55
Net loss	—	—	—	—	(32,900)	(32,900)
Balances as of December 31, 2020	48,616	$—	$1,129,165	$142	$(491,355)	$637,952

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended
	December 31,
(in thousands)	2021	2020
Cash flows from operating activities
Net loss	$(45,563)	$(32,900)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,150	2,111
Deferred tax liability	(10,545)
Loss on disposal of property and equipment	—	2
Non-cash lease expense	1,174	248
Stock-based compensation	18,108	7,022
Discount accretion on investment securities	318	122
Change in fair value of contingent consideration and indemnity holdback	(2,826)	—
Non-cash interest expense	3	25
Amortization of debt discount	4	30
Unrealized currency translation (gain/loss)	70	—
Changes in assets and liabilities:
Accounts receivable, net	(2,032)	884
Inventories	(8,436)	(1,122)
Prepaid expenses and other current assets	(91)	(2,043)
Other non-current assets	3,231	59
Accounts payable	(5)	3,459
Accrued expenses	445	(149)
Accrued compensation	(3,624)	(3,357)
Other liabilities	(34)	677
Net cash used in operating activities	(46,653)	(24,932)
Cash flows from investing activities
Purchases of property and equipment	(12,783)	(3,629)
Business acquisition, net of cash acquired	(8,160)	—
Purchases of investments	(217,639)	(74,292)
Proceeds from maturity of investments	12,000	32,000
Net cash used in investing activities	(226,582)	(45,921)
Cash flows from financing activities
Proceeds from exercise of stock options	3,105	6,084
Proceeds from public offerings, net of underwriting discounts, commissions and offering expenses	—	324,080
Proceeds from (repayments of) long-term debt	(1,558)	(833)
Repurchases of common stock for income tax withholding	(2,558)	(2,410)
Net cash used in financing activities	(1,011)	326,921
Effect of exchange rates on cash, cash equivalents and restricted cash	83	5
Net increase (decrease) in cash, cash equivalents, and restricted cash	(274,163)	256,073
Cash, cash equivalents, and restricted cash at beginning of period	467,359	94,246
Cash, cash equivalents, and restricted cash at end of period	$193,196	$350,319
Supplemental disclosure of cash flow information
Interest paid	$9	$61
Income taxes paid, net of refunds	91	81
Non-cash investing and financing activities
Property and equipment additions included in accounts payable and accrued expenses	$11,479	$1,515
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	10,423	—
Deferred offering costs included in accounts payable and accrued expenses	—	229
Issuance of common stock in connection with the business acquisition	72,514	—

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

The Company has generated net losses in all periods since its inception. As of December 31, 2021, the Company had an accumulated deficit of $656.1 million and has not generated positive cash flows from operations since inception. Losses are expected to continue as the Company continues to invest in product development, manufacturing, and sales and marketing.

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

During the three months ended December 31, 2021, financial results of the Company were not significantly affected by the COVID-19 pandemic, which continues to have global impact. The Company has considered all information available as of the date of issuance of these financial statements and the Company is not aware of any specific events or circumstances that would require an update to its estimates or judgments, or a revision to the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information becomes available. The extent to which the COVID-19 outbreak affects the Company’s future financial results and operations will depend on future developments which continue to evolve and are difficult to predict, including new information concerning mutations in the SARS-CoV-2 virus, which may make it more contagious, and current or future domestic and international actions to contain it and treat it.

2. Summary of significant accounting policies

Basis of presentation and use of estimates

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2021 (the Annual Report on Form 10-K) filed with the Securities and Exchange Commission on November 23, 2021. The condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements. The condensed consolidated balance sheet at September 30, 2021 is derived from audited consolidated financial statements but does not include all disclosures required by GAAP. The operating results for the three months ended December 31, 2021 are not necessarily indicative of the results expected for the full year ending September 30, 2022 or any interim period.

The presentation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company’s unaudited condensed consolidated financial statements include its wholly owned subsidiaries. The Company consolidates Revelar Biotherapeutics, Inc. (“Revelar”) as a variable interest entity (“VIE”) for which it is the primary beneficiary (see Note 15 “Investment in consolidated variable interest entity” for further information). All intercompany balances and accounts are eliminated in consolidation.

The following table provides a reconciliation of the Company’s cash and cash equivalents and non-current portion of restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash shown in the Company’s condensed consolidated statements of cash flows:

	December 31,	September 30,
(in thousands)	2021	2021
Cash and cash equivalents	$191,624	$465,829
Restricted cash, non-current	1,572	1,530
Total cash, cash equivalents and restricted cash	$193,196	$467,359

Significant accounting policies

There have been no material changes in the accounting policies from those disclosed in the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K other than the following variable interest entities policy.

Variable interest entities

The Company consolidates a VIE in which the Company is deemed to be the primary beneficiary. An entity is generally a VIE if it meets any of the following criteria: (i) the entity has insufficient equity to finance its activities without additional subordinated financial support from other parties, (ii) the equity investors cannot make significant decisions about the entity’s operations or (iii) the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the entity or receive the expected returns of the entity and substantially all of the entity’s activities involve or are conducted on behalf of the investor with disproportionately few voting rights. The Company periodically makes judgments in determining whether its investees are VIEs and, for each reporting period, the Company assesses whether it is the primary beneficiary of its VIE. As of December 31, 2021, the Company was deemed the primary beneficiary of Revelar . See Note 15 “Investment in consolidated variable interest entity”.

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

Recent accounting pronouncements adopted

In December 2019, the FASB issued ASU 2019 12, Simplifying the Accounting for Income Taxes. The ASU simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740, Income Taxes, related to the approach for allocating income tax expense or benefit for the year to continuing operations, discontinued operations, other comprehensive income, and other charges or credits recorded directly to shareholders’ equity; the methodology for calculating income taxes in an interim period; and the recognition of deferred tax liabilities for outside basis differences. The Company adopted this standard effective October 1, 2021. The adoption of ASU 2019 12 did not have an impact on the Company’s consolidated financial statements for either period presented.

Recently issued accounting pronouncement not yet adopted

In November 2021, the FASB issued ASU 2021 10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The amendments in this update require the following annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model. The amendments in this update are effective for all entities within their scope for financial statements issued for annual periods beginning after December 15, 2021. Early application is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

In October 2021 the FASB issued ASU 2021 08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this update require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts as if it had originated the contracts. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016 13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard requires entities to use the new “expected credit loss” impairment model for most financial assets measured at amortized cost, including trade and other receivables and held-to-maturity debt securities, and modifies the impairment model for available-for-sale debt securities. The standard is effective for the Company for the fiscal year ending September 30, 2024, including interim periods within that fiscal year. Early application is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

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

Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company short-term and long-term investments primarily utilize broker quotes in a non-active market for valuation of its investments.

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

As of December 31, 2021, financial assets and liabilities measured and recognized at fair value are as follows:

(in thousands)	Level 1	Level 2	Level 3	Fair value
Assets
Money market funds	$143,015	$—	$—	$143,015
Corporate bonds	—	43,218	—	43,218
Commercial paper	—	60,406	—	60,406
U.S. government treasury bills	113,454	—	—	113,454
Total financial assets	$256,469	$103,624	$—	$360,093

Liabilities
Contingent consideration and indemnity holdback	$—	$20,568	$7,800	$28,368
Total financial liabilities	$—	$20,568	$7,800	$28,368

As of September 30, 2021, financial assets and liabilities measured and recognized at fair value are as follows:

(in thousands)	Level 1	Level 2	Level 3	Fair value
Assets
Money market funds	$430,438	$—	$—	$430,438
U.S. government treasury bills	12,034	—	—	12,034
Total financial assets	$442,472	$—	$—	$442,472

Liabilities
Contingent consideration and indemnity holdback	$—	$9,856	$—	$9,856
Total financial liabilities	$—	$9,856	$—	$9,856

As of December 31, 2021 and September 30, 2021, gross unrealized gains and unrealized losses for cash equivalents and investments were not material.

Following table provided a reconciliation of beginning and ending balances of the Level 3 financial liabilities during the three months ended December 31, 2021:

(in thousands)	Total
Balance as of September 30, 2021	$—
Contingent consideration – additions	8,500
Change in fair value	(700)
Balance as of December 31, 2021	$7,800

4. Balance sheet components

The Company’s accounts receivable, net balance consists of the following:

	December 31,	September 30,
(in thousands)	2021	2021
Trade Receivables	$27,375	$26,549
Other Receivables	5,834	2,337
Allowance for Doubtful Accounts	(337)	(337)
Accounts Receivable, net	$32,872	$28,549

Inventories consist of the following:

	December 31,	September 30,
(in thousands)	2021	2021
Raw Materials	$30,336	$18,778
Work-in-process	3,143	4,837
Finished Goods	6,760	8,185
	$40,239	$31,800

The work-in-process inventory included gross consigned inventory of $1.4 million and $1.9 million as of December 31, 2021 and September 30, 2021, respectively.

Other non-current assets

The other non-current assets consist of the following:

	December 31,	September 30,
(in thousands)	2021	2021
Convertible note receivable	$3,051	$3,021
Other non-current assets	4,374	4,653
	$7,425	$7,674

On September 10, 2021, the Company entered into a convertible promissory note agreement with a privately held company (“Borrower”) pursuant to which the Company agreed to loan to the Borrower up to an aggregate of $3.0 million in a series of loan installments, evidenced by a convertible promissory note having a maturity date of May 1, 2023 (“Convertible Note”). The Convertible Note accrues interest at a rate of 4% per annum. Outstanding principal and any unpaid accrued interest will be converted into preferred shares of the Borrower if before the repayment of the Note, the Borrower has an equity financing round.

Accrued expenses

The accrued expenses consist of the following:

	December 31,	September 30,
(in thousands)	2021	2021
Professional services fees payable	$8,796	$5,057
Other accrued expenses	2,890	1,380
	$11,686	$6,437

Accrued compensation

The accrued compensation consists of the following:

	December 31,	September 30,
(in thousands)	2021	2021
Accrued vacation	$5,227	$4,643
Accrued bonus	2,858	8,584
Accrued commissions	2,520	3,330
Accrued payroll and related taxes	5,603	4,676
Other accrued compensation	2,527	1,094
	$18,735	$22,327

Other current liabilities

The other current liabilities consist of the following:

	December 31,	September 30,
(in thousands)	2021	2021
Contingent consideration and indemnity holdback	$9,082	$5,186
Income and sales taxes payable	3,165	2,440
Other current liabilities	1,609	1,997
	$13,856	$9,623

Other non current liabilities

The other non current liabilities consist of the following:

	December 31,	September 30,
(in thousands)	2021	2021
Contingent consideration and indemnity holdback	$19,286	$4,671
Other non current liabilities	384	397
	$19,670	$5,068

5. Goodwill and intangible assets

During the three months ended December 31, 2021, the goodwill balance and intangible assets were increased by $61.8 million and $46.5 million, respectively, as a result of a business acquisition. See Note 14, “Business acquisition”. Total amortization expense related to intangible assets was $0.8 million for the three months ended December 31, 2021 and less than $0.1 million for the three months ended December 31, 2020.

The intangible assets balances are presented below:

	December 31, 2021
	Weighted average	Gross
	Amortization period	carrying	Accumulated	Net book
(in thousands, except for years)	in years	amount	amortization	value
Developed Technology	15	$50,020	$(1,880)	$48,140
Customer Relationships	10	15,210	(304)	14,906
Tradenames & Trademarks	3	900	(25)	875
Total indefinite-lived intangible assets		$66,130	$(2,209)	$63,921

	September 30, 2021
	Weighted average	Gross
	Amortization period	carrying	Accumulated	Net book
(in thousands, except for years)	in years	amount	amortization	value
Developed Technology	16	$19,120	$(1,361)	$17,759
Customer Relationships	1.5	510	(7)	503
Total indefinite-lived intangible assets		$19,630	$(1,368)	$18,262

6. Commitments and contingencies

The Company may be subject to litigation, claims and disputes in the ordinary course of business. There is an inherent risk in any litigation or dispute and no assurance can be given as to the outcome of any claims.

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

Leases

The Company leases certain of its facilities under non-cancellable operating leases expiring at various dates through 2044. The Company is also responsible for utilities, maintenance, insurance, and property taxes under these leases.

Certain leases include options to renew or terminate at the Company’s discretion. The lease terms include periods covered by these options if it is reasonably certain the Company will renew or not terminate. The Company’s lease agreements do not contain any material residual value guarantees or restrictive covenants.

Supplemental balance sheet information related to the Company’s operating lease as of December 31, 2021 was the following:

December 31,
(in thousands)	2021
Assets:
Operating lease right-of-use asset	$72,020
Current liabilities:
Current portion of operating lease liabilities	$12,684
Noncurrent liabilities:
Operating lease liabilities, net of current portion	$60,285

Future minimum lease payments under all non-cancelable operating leases that have commenced as of December 31, 2021 are as follows:

Operating
(in thousands)	leases
Years ending September 30:
Remainder of 2022	$9,474
2023	13,203
2024	12,275
2025	12,487
2026	11,012
Thereafter	88,764
Total minimum lease payments	$147,215
Less: imputed interest	(56,618)
Less: tenant improvement allowance (receipt anticipated in 2022)	(17,628)
Total operating lease liabilities	$72,969
Less: current portion	(12,684)
Operating lease liabilities, net of current portion	$60,285

For the remainder of 2022, future minimum lease payments are comprised of the anticipated receipt of tenant improvement allowances totaling $17.6 million anticipated to be received in 2022, partially offset by non-cancelable operating lease payments of $9.5 million. The statement of cash flows for the three months ended December 30, 2021, include changes in right-of-use assets and operating lease liabilities of $10.4 million and $11.6 million, respectively. For the three months ended December 30, 2020, changes in right-of-use assets and operating lease liabilities were $1.4 million and $1.1 million, respectively.

Operating lease expense was $3.5 million and $1.9 million for the three months ended December 31, 2021 and 2020, respectively. Cash payments for amounts included in the measurement of operating lease liabilities were $2.9 million and $1.7 million for the three months ended December 31, 2021 and 2020, respectively. As of December 31, 2021, the weighted-average remaining lease term was 15.97 years and the weighted-average discount rate was 6.39%.

On July 28, 2021, the Company entered into a 7-year operating lease for approximately 21,000 square-feet of office space located in South San Francisco, California, to further expand the Company operations. Upon execution of the lease agreement, the Company provided the landlord an approximate $0.2 million security deposit. The Company will pay an initial annual base rent of approximately $1.7 million, which is subject to scheduled 3% annual increases, plus certain operating expenses. The Company has the right to sublease the facility, subject to landlord consent. The lease commenced on October 1, 2021. As of lease commencement date, the total future minimum lease payments under the agreement were $13.1 million.

7. Related party transactions

During the three months ended December 31, 2021 and 2020, the Company purchased raw materials from a related party investor in the amount of $1.7 million and $1.1 million, respectively. Payable balances and receivable balances with the related party were immaterial as of December 31, 2021 and September 30, 2021.

8. Income taxes

In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that quarter. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate primarily as a result of state taxes, foreign taxes, and changes in the Company’s valuation allowance against its deferred tax assets. For the three months ended December 31, 2021 the Company recorded $10.5 million income tax benefit due to the deferred tax liability assumed as part of the business acquisition (see Note 14, “Business acquisition”). For the three months ended December 31, 2020, the Company recorded an immaterial provision for income taxes.

9. Warrants

In connection with its long-term debt agreements, the Company issued 18,854 and 7,531 warrants for its common stock on December 22, 2015 and March 28, 2016, respectively. As of September 30, 2020, there were 26,385 warrants outstanding. In October 2020, a total of 18,854 warrants with an exercise price of $14.85 per common share were exercised for a net 16,051 common shares issued by the Company. In November 2020, a total of 7,531 warrants with an exercise price of $21.24 per common share were exercised for a net 6,041 common shares issued by the Company. There are no outstanding warrants for the Company’s common stock as of December 31, 2021.

10. Common stock

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

11. Stock-based compensation

2018 Equity Incentive Plan

On September 1, 2020, the board of directors approved the implementation of a revised annual equity award program for executive officers and senior level employees to be granted as performance-based stock options (PSOs) under the 2018 Plan. The number of PSOs ultimately earned under these awards is calculated based on the achievement of certain total revenue threshold during the fiscal year ending September 30, 2022. The percentage of performance stock options that vest will depend on the board of directors’ determination of total revenue at the end of the performance period and can range from 0% to 150% of the number of options granted. The provisions of the PSO are considered a performance condition, and the effects of that performance condition are not reflected in the grant date fair value of the awards. The Company used the Black-Scholes method to calculate the fair value at the grant date without regard to the vesting condition and will recognize compensation cost for the options that are expected to vest. As of December 31, 2021, the Company determined that 256,665 shares are expected to vest based on the probability of the performance condition that will be achieved under this equity award program. The Company reassesses the probability of the performance condition at each reporting period and adjusts the compensation cost based on the probability assessment. The weighted-average grant date fair value was determined to be $45.18 per share. As of December 31, 2021, the unrecognized compensation costs related to these awards was $4.2 million. The Company expects to recognize those costs over a weighted average period of 0.8 years.

Any shares subject to outstanding awards under the 2013 Plan that are canceled or repurchased subsequent to the 2018 Plan’s effective date are returned to the pool of shares reserved for issuance under the 2018 Plan. Awards granted under the 2018 Plan may be non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and performance units.

Activity under the equity incentive plans during the three months ended December 31, 2021 is summarized below:

				Weighted
			Weighted	average
			average	remaining
			exercise	contractual	Aggregate
	Shares	Options	price	term	intrinsic
(In thousands, except per share data)	available	outstanding	per share	(years)	value
Outstanding at September 30, 2021	1,728	3,132	$27.15	7.3	$251,343
Additional shares authorized	1,000
Stock options granted	(168)	168	15.95	—	—
Stock options exercised	—	(293)	10.62	—	—
Stock options forfeited	67	(67)	28.65	—	—
Restricted stock units granted	(995)	—	—	—	—
Forfeiture of restricted stock units	35	—	—	—	—
Shares withheld for payment of taxes	24	—	—	—	—
Outstanding at December 31, 2021	1,691	2,940	$27.78	7.2	$148,550
Vested or expected to vest at December 31, 2021	—	2,940	$27.78	7.2	$148,550
Vested and exercisable at December 31, 2021	—	1,636	$19.04	6.6	$95,627

Total stock-based compensation expense recognized was as follows:

	Three months ended
	December 31,
(in thousands)	2021	2020
Cost of revenues	$878	$487
Research and development	4,027	2,001
Selling, general and administrative	13,163	4,534
Total stock-based compensation	$18,068	$7,022

As of December 31, 2021, there was $25.3 million of total unrecognized compensation cost related to non-vested stock options under the equity incentive plans that is expected to be recognized over a weighted average period of 1.5 years. The weighted-average grant date fair value of stock options granted during the three months ended December 31, 2021 was $83.07 per share.

Restricted Stock Units

Restricted stock primarily consists of restricted stock unit awards (RSUs) which have been granted to employees. The value of an RSU award is based on the Company’s stock price on the date of grant. The shares underlying the RSU awards are not issued until the RSUs vest. Upon vesting, each RSU converts into one share of the Company’s common stock.

Activity with respect to the Company’s restricted stock units during the three months ended December 31, 2021 was as follows:

		Weighted	Weighted
		average	average
	Number	grant date	remaining	Aggregate
	of	fair value	contractual	Intrinsic
(in thousands, except per share data)	Shares	per share	term (years)	Value
Outstanding at September 30, 2021	707	$73.86	2.7	$75,629
Restricted stock units granted	995	82.50	—	—
Restricted stock units vested	(62)	64.90	—	—
Restricted stock units forfeited	(35)	60.95	—	—
Outstanding at December 31, 2021	1,605	$79.85	3.05	$124,238
Expected to vest at December 31, 2021	1,605	$79.85	3.05	$124,238

As of December 31, 2021, there was $119 million of total unrecognized compensation cost related to these issuances that is expected to be recognized over a weighted average period of 3 years.

2018 Employee Stock Purchase Plan

On September 26, 2018, the board of directors adopted the 2018 Employee Stock Purchase Plan (the 2018 ESPP). The number of shares reserved for issuance under the 2018 ESPP upon approval was 275,225 shares of the Company’s common stock, and it increases automatically on the first day of each fiscal year, following the fiscal year in which the 2018 ESPP becomes effective, by a number equal to the least of 249,470 shares, 1% of the shares of common stock outstanding at that time, or such number of shares determined by the Company’s board of directors. The number of shares reserved for issuance as at December 31, 2021 is as follows:

Shares
(In thousands)	available
Outstanding at September 30, 2021	355
Additional shares authorized	250
Shares issued during the period	—
Outstanding at December 31, 2021	605

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

Unless otherwise determined by the board of directors, the Company’s common stock will be purchased for the accounts of employees participating in the 2018 ESPP at a price per share that is the lesser of 85% of the fair market value of the Company’s common stock on the first trading day of the offering period. During the three months ended December 31, 2021 and 2020, activity under the 2018 ESPP was immaterial.

Abveris Acquisition

As discussed further in Note 14 “Business acquisition”, on December 1, 2021, the Company completed the acquisition of Abveris and granted certain equity awards to new employees. These equity awards include up to 185,342 restricted shares of the Company’s common stock subject and up to 47,946 options which are issuable based on achievement of the 2022 calendar revenue target, which have an aggregate grant date fair value of $20.1 million. In addition, all employees must remain employed through the payout date, and certain employees have an additional vesting period of up to two years from the acquisition date. The vesting upon achievement of the 2022 calendar revenue target is considered a performance condition, and the effects of that performance condition are not reflected in the grant date fair value of the awards. The Company used the stock price as of December 1, 2021 for the fair value of restricted shares, and the Black-Scholes method to calculate the fair value of options as of December 1, 2021 without regard to the vesting condition and will recognize compensation cost for the awards that are expected to vest. As of December 31, 2021, the Company determined that 185,342 shares and 47,946 options are expected to vest based on the probability of the performance condition that will be achieved under this equity award program. The Company reassesses the probability of the performance condition at each reporting period and adjusts the compensation cost based on the probability assessment. The Company recorded approximately $1.1 million in stock-based compensation expense for the three months ended December 31, 2021 related to these awards. The grant date fair value was determined to be $87.06 per share for restricted shares and the weighted-average grant date fair value of options was $84.24 per option. As of December 31, 2021, the unrecognized compensation costs related to these awards were $19.1 million. The Company expects to recognize those costs over a weighted average period of 1.4 years.

12. Net loss per share attributable to common stockholders

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders:

	Three months ended
	December 31,
(in thousands, except per share data)	2021	2020
Numerator:
Net loss attributable to common stockholders	$(45,563)	$(32,900)
Denominator:
Weighted average shares used in computing net loss per share, basic and diluted	49,912	46,000
Net loss per share attributable to common stockholders, basic and diluted	$(0.91)	$(0.72)

The potentially dilutive common shares that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive for the periods presented are as follows:

	Three months ended
	December 31,
(in thousands)	2021	2020
Shares subject to options to purchase common stock	2,939	3,569
Shares subject to performance-based stock options	—	37
Unvested restricted shares of common stock	—	—
Unvested restricted stock units	1,605	793
Unvested shares of common stock issued upon early exercise of stock options	1	13
Shares subject to employee stock purchase plan	38	31
Total	4,583	4,443

13. Geographic, product and industry information

The table below sets forth revenues by geographic region, based on ship-to destinations. Americas consists of the United States of America, Canada, Mexico and South America; EMEA consists of Europe, the Middle East, and Africa; and APAC consists of Japan, China, South Korea, India, Singapore, Malaysia, and Australia.

	Three months ended
	December 31,
(in thousands)	2021	2020
Americas	$22,611	$17,336
EMEA	15,365	9,058
APAC	4,042	1,767
Total	$42,018	$28,161

The table below sets forth revenues by products.

	Three months ended
	December 31,
(in thousands)	2021	2020
Synthetic genes	$13,525	$8,874
Oligo pools	3,188	1,510
DNA libraries	1,261	1,101
Antibody discovery	4,813	1,104
NGS tools	19,231	15,572
Total	$42,018	$28,161

The table below sets forth revenues by industry.

	Three months ended
	December 31,
(in thousands)	2021	2020
Industrial chemicals/materials	$12,526	$7,132
Academic research	7,887	4,901
Healthcare	21,053	15,976
Food/agricultural	552	152
Total	$42,018	$28,161

14. Business acquisition

On December 1, 2021, the Company acquired all of the outstanding stock of AbX Biologics, Inc. (“Abveris”), a privately-held company providing in vivo antibody discovery services. Abveris offers animal-based antibody discovery services using its proprietary DiversimAb and DivergimAb mouse models, which the Company can humanize using its antibody optimization solution. In addition, Abveris provides antibody screening for its customers.

The acquisition date fair value of the consideration transferred for Abveris was $102.6 million, consisting of cash totaling $9.5 million, 759,601 shares of the Company’s common stock valued at $66.1 million based on the Company’s closing stock price on December 1, 2021, employee stock awards issued to certain Abveris employees valued at $6.4 million, contingent consideration of $8.5 million, holdbacks of $12.8 million, and an estimated net working capital adjustment of $(0.7) million.

The contingent consideration is subject to the attainment of the calendar year 2022 revenue target. The contingent consideration becomes payable after December 31, 2022 and will be settled in a combination of cash and up to 334,939 shares of the Company’s common stock. The acquisition date fair value of the contingent consideration was based on forecasted revenue of Abveris relative to the 2022 revenue target as well as the Company’s stock price as of December 1, 2021.

The Company maintains an indemnity and adjustment holdback for the purposes of providing security against any adjustment to the amounts at closing. The indemnity holdback period extends for 18 months from the anniversary of the closing date. The indemnity holdback will be settled by transferring up to 128,351 shares of the Company’s stock, 15,304 options of the Company’s common stock and an immaterial amount of cash. The fair value of the indemnity holdback was $12.5 million as of the acquisition date. The adjustment holdback will be settled by transferring up to 3,416 shares of the Company’s stock, 408 options of the Company’s common stock and an immaterial amount of cash. The holdback liability was $0.3 million as of the acquisition date.

Additionally, a working capital adjustment of $0.7 million decreased the total purchase price. The purchase price continues to be subject to adjustment for working capital adjustments as allowed under terms of the agreement.

Post combination compensation expense excluded from the purchase price includes employee stock awards issued to certain Abveris employees valued at $41.0 million. This includes awards valued at $17.7 million which vest over a two year service period following the acquisition date and awards valued at $3.2 million with no future vesting requirements, which were deemed accelerated by the Company at the acquisition date and expensed within the three months ended December 31, 2021. Finally, post-combination expense includes awards valued at approximately $20.1 million which vest based on achievement of the calendar year 2022 revenue target and continuing employment through the payout date, and for certain employees, additional continuing employment through the two year anniversary of the acquisition date.

This acquisition was accounted for using the acquisition method of accounting in accordance with the business combination guidance in ASC 805. Under the acquisition accounting method, the total estimated purchase price was allocated to the identifiable assets acquired and liabilities assumed based on their fair values. The excess of the purchase price over the net of the acquisition date amounts of the identifiable assets acquired and liabilities assumed has been recorded as goodwill. Management’s estimate of the fair values of the acquired intangible assets at December 1, 2021 is preliminary and subject to change and is based on established and accepted valuation techniques performed with the assistance of third-party valuation specialists. Additional information, which existed as of the acquisition date but is yet unknown to the Company, may become known to the Company during the remainder of the measurement period, which will not exceed twelve months from the acquisition date. Changes to amounts will be recorded as adjustments to the provisional amounts recognized as of the acquisition date and may result in a corresponding adjustment to goodwill in the period in which new information becomes available. The goodwill that arose from the acquisition consists of synergies expected from integrating Abveris into the Company’s operations and customer base. The goodwill recognized is not expected to be deductible for income tax purposes..

The following table summarizes the preliminary fair value amounts of the assets acquired and liabilities assumed as of the acquisition date, as well as the purchase consideration:

(in thousands)	December 1, 2021
Assets acquired
Cash and cash equivalents	$1,306
Accounts receivable	2,309
Other current assets and prepaid expenses	1,654
Property, plant and equipment	1,078
Other non-current assets	2,970
Intangible assets	46,500
Liabilities assumed	—
Current liabilities	3,549
Non-current liabilities	846
Deferred tax liability	10,545
Fair value of assets acquired and liabilities assumed	$40,877
Goodwill	61,768
Total purchase price	$102,645
Consideration transferred
Cash	$9,467
Company common stock	72,514
Contingent consideration	8,500
Holdback liabilities	12,838
Net working capital adjustment	(674)
Fair value of purchase consideration	$102,645

The following table summarizes the preliminary estimate of the intangible assets as of the acquisition date:

	Estimated
	Weighted
	Average
	Useful Lives	Estimated Fair
(in thousands except for years)	in Years	Value
Developed technology	14	$30,900
Customer relationships	10	14,700
Trade name	3	900
Estimated fair value of acquired intangible assets		$46,500

The Company estimated the fair value of the developed technology intangible asset and a portion of the customer relationships intangible assets using an excess earnings model. An additional portion of the customer relationships intangible assets were valued using the with and without method. The Company estimated the fair value of the trade name intangible asset using a relief from royalty approach. These fair value measurements were based on significant inputs not observable in the market and thus represent a Level 3 measurement. Key assumptions include the level and timing of expected future revenue, conditions and demands specific to each intangible asset over its remaining useful life, and discount rates the Company believes to be consistent with the inherent risks associated with each type of asset, which was approximately 9.6%. The fair value of these intangible assets is primarily affected by the projected revenues, gross margins, operating expenses, the technology obsolescence curve, and the anticipated timing of the projected income associated with each intangible asset coupled with the discount rates used to derive their estimated present values. The Company believes the level and timing of expected future cash flows appropriately reflects market participant assumptions.

The Company included the financial results of Abveris in its condensed consolidated financial statements from the date of acquisition, which were not material. The Company incurred transaction costs related to the acquisition of $1.2 million, which were recorded as an operating expense on the condensed consolidated statements of operations and comprehensive loss for the three months ended December 31, 2021.

The following table provided a reconciliation of contingent consideration and indemnity holdback balances from acquisition date to the December 31, 2021:

	Contingent	Indemnity
(in thousands)	consideration	holdback	Total
Balance at December 1, 2021 – acquisition date	$8,500	$12,838	$21,338
Change in fair value during the period	(700)	(1,352)	(2,052)
Balance at December 31, 2021	$7,800	$11,486	$19,286

The estimated fair value of the contingent consideration liability decreased as a result of the change in the Company’s stock price as of December 31, 2021, and the probability of the attainment of the calendar year 2022 revenue target as calculated using the Monte Carlo simulation model. The estimated fair value of the holdback liability decreased as a result of the change in the Company’s stock price as of December 31, 2021. For the three months ended December 31, 2021, the Company recognized a charge of $2.1 million relating to the change in fair value of acquisition consideration in its condensed consolidated statement of operations.

The post-combination effect from net deferred tax liability assumed from the Abveris acquisition also caused a release of the Company’s deferred income tax valuation allowance. The release resulted in an income tax benefit of $10.5 million.

The following unaudited pro forma financial information presents the combined results of operations for the Company and Abveris as if the Abveris acquisition had occurred on October 1, 2020. The pro forma information contains the actual operating results of the Company Abveris, adjusted to include the pro forma impact of acquisition, which is primarily additional expense as a result of the amortization of identifiable intangible assets. The unaudited pro forma financial information is prepared for comparative purposes only and does not purport to be indicative of the actual operating results that would have been recorded had the Abveris acquisition actually taken place on October 1, 2020 and should not be taken as indicative of future consolidated operating results. Additionally, the unaudited pro forma financial results do not include any anticipated synergies or other expected benefits from the Abveris acquisition.

	Three months ended
	December 31,
(in thousands)	2021	2020
Revenues	$44,464	$30,903
Net loss attributable to common stockholders	(44,496)	(31,480)

15. Investment in variable interest entity

On November 1, 2021, the Company contributed certain assets and licensed certain intellectual property rights to the newly formed Revelar Biotherapeutics, Inc. (“Revelar”), an independently operated, new biotechnology company to develop and commercialize an antibody, discovered and optimized by Twist Biopharma, a division of the Company, that neutralizes all known variants of concern of the SARS-CoV-2 virus in preclinical studies. The Company granted a license to Revelar for the exclusive development of an antibody lead along with a series of back up compounds for the potential treatment of SARS-CoV-2. The Company is eligible to receive success-based milestone payments totaling over $100.0 million for the achievement of key development, regulatory and commercial milestones, as well as mid-single digit royalties on any future net sales. The Company’s receipt of such payments, if any, will depend on Revelar’s ability to successfully develop and commercialize compounds, obtain and maintain necessary regulatory approvals, complete clinical site initiation and finalize clinical trial agreements, none of which can be assured. In addition, Revelar may license up to five additional antibody therapeutics over the next four years, each of which will be subject to additional upfront, milestone and royalty payments to the Company. The Company committed to invest up to $10.0 million in seed funding based on Revelar’s progress in the development of the lead antibody and the potential licensing of additional antibody therapeutics, of which the Company has invested $5.0 million in a simple agreement for future equity (“SAFE”) as of the date of these consolidated financial statements. In exchange for the assignment of certain contractual rights and the license to the antibody, and its back-up compounds, the Company received stock of Revelar amounting to an ownership percentage as of the date of these financial statements of 49.80%, excluding shares and options reserved for future stock awards and further excluding shares that Revelar may issue to the Company upon conversion of its SAFEs.

The Company determined that Revelar is a VIE as the entity lacks sufficient equity to finance its activities without additional support. Additionally, the Company determined that it has (a) the power to direct the activities that significantly impact Revelar’s economic performance and (b) the obligation to absorb losses of and the right to receive benefits from Revelar that are potentially significant to Revelar. As a result, the Company is deemed to be the primary beneficiary of Revelar and is required to consolidate Revelar in accordance with ASC 810.

Revelar incurred a net loss of approximately $3.1 million for the period ended December 31, 2021, and the decrease in net assets was fully absorbed by Twist.

Total assets included on the consolidated balance sheet for Revelar as of December 31, 2021 were $3.5 million, primarily consisting of cash and cash equivalents. Total liabilities included on the consolidated balance sheet for Revelar as of December 31, 2021 were $1.7 million, primarily consisting of accrued expenses.

16. Subsequent events

Issuance of contingent consideration for iGenomX acquisition

During December 2021, the Company determined that the transition milestones specified in the iGenomX acquisition agreement were completed, and the Company became obligated to issue 59,190 shares of its common stock to satisfy the contingent consideration. The shares of common stock were subsequently issued by the Company during January 2022 along with an immaterial cash payment for fractional shares. The contingent consideration expense was accrued at fair market value as of December 31, 2021.

Revelar SAFE

On February 3, 2022, the Company purchased an additional SAFE issued by Revelar for $2.5 million pursuant to the Asset License and Contract Assignment Agreement between the parties. In exchange for the SAFE, the Company obtained the right to receive shares of Revelar issued in a future preferred stock financing.

*  *  *  *  *

Item 2.Management’s discussion and analysis of financial condition and results of operations

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 filed with the U.S. Securities and Exchange Commission, or the SEC, on November 23, 2021, or our Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties including the effect of the COVID-19 pandemic and our response thereto. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those discussed in the section entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. In preparing this MD&A, we presume that readers have access to and have read the MD&A in our Annual Report on Form 10-K, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K.

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

Additionally, we believe our platform will enable new value-added opportunities, such as discovery partnerships for biologic drugs, and will enable new applications for synthetic DNA, such as digital data storage. We sell our synthetic DNA and synthetic DNA-based products to a customer base of approximately 2,900 customers across a broad range of industries.

We launched the first application of our platform, synthetic genes and oligo pools, in April 2016 to disrupt the gene synthesis market and make legacy DNA synthesis methods obsolete.

We have grown rapidly and generated revenues of $42.0 million and $28.2 million in the three months ended December 31, 2021 and 2020, respectively, while incurring net losses of $45.6 million and $32.9 million for the three months ended December 31, 2021 and 2020, respectively. Since our inception, we have incurred significant operating losses. To support our growth, we have increased our number of employees and increased investment in our manufacturing capabilities. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the success of our existing products and development and commercialization of additional products in the synthetic biology industry, biologic drug industry and the data storage industry.

For the three months ended December 31, 2021 and 2020, we served approximately 1,800 and 1,500 customers, respectively.

Highlights from three months ended December 31, 2021 compared with three months ended December 31, 2020 included:

●	Revenue growth of 49% to $42.0 million from $28.2 million, primarily due to order growth in NGS tools, synthetic genes and antibody discovery;
●	Our gross margin was consistent at 35%; and
●	In December 2020, we announced the “Factory of the Future”, which expands our manufacturing operations in the Portland area and entered into a 12-year lease of approximately 111,000 square feet. In April 2021, we announced a further expansion by leasing additional 101,000 square feet in the same industrial campus in the Portland area. We anticipate Phase 1 of our expansion will commence operations in the 3rd Quarter of fiscal year 2022.

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

In the three months ended December 31, 2021, our net revenues increased to $42.0 million from net revenues of $38.0 million in the three months ended September 30, 2021. Our synthetic gene revenue of $13.5 million in the three months ended December 31, 2021 increased from $9.7 million in the three months ended September 30, 2021 due to an increase in our customer base across all industries and launch of new products. Our antibody discovery revenue of $4.8 million in the three months ended December 31, 2021 increased from $2.6 million in the three months ended September 30, 2021 due to growth in our revenues from our recent Abveris acquisition and antibody discovery project services. Our net revenues from NGS tools declined to $19.2 million in the three months ended December 31, 2021, from $21.4 million in the three months ended September 30, 2021, due to lower revenue from our top customers despite customer count growth in fiscal year 2022. Our selling, general and administrative expenses, or SG&A, increased to $51.1 million in the three months ended December 31, 2021 from $35.8 million in the prior three months ended September 30, 2021, due to increases in payroll expenses, including stock-based compensation and professional services. Our research and development expenses increased from $19.4 million in the three months ended September 30, 2021 to $22.6 million in the three months ended December 31, 2021 due to increase in payroll expenses related to increased headcount, stock-based compensation and outside services expenses.

COVID-19 considerations

During the three months ended December 31, 2021, our revenues were not significantly affected by the COVID-19 pandemic. However, the extent to which the COVID-19 pandemic affects our future financial results and operations will depend on future developments which are highly uncertain and cannot be predicted, including the recurrence, severity and/or duration of the ongoing pandemic, and current or future domestic and international actions to contain and treat COVID-19.

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

Due to the evolving nature of the situation, we are not able at this time to estimate the effect of COVID-19 on our financial results and operations, but the effect could be material for the remainder of fiscal year 2022 and/or during any future period affected either directly or indirectly by this pandemic. For further discussion of the risks relating to COVID-19, see Part II, Item 1A. “Risk Factors—We are subject to risks associated with COVID-19.”

Financial overview

The following table summarizes certain selected historical financial results:

	Three months ended
	December 31,
(in thousands)	2021	2020
Revenues	$42,018	$28,161
Loss from operations	(55,940)	(32,793)
Net loss attributable to common stockholders	(45,563)	(32,900)

Revenues

We generate revenue from sales of synthetic genes, oligo pools, NGS tools, DNA libraries and antibody discovery. Our ability to increase our revenues will depend on our ability to further penetrate the domestic and international markets, generate sales through our direct sales force, and over time from our e-commerce platform and launch new products.

Revenues by geography

We have one reportable segment from the sale of synthetic DNA products. The following table shows our revenues by geography, based on our customers’ shipping addresses. Americas consists of United States of America, Canada, Mexico, and South America; EMEA consists of Europe, Middle East and Africa; and APAC consists of Japan, China, South Korea, India, Singapore, Malaysia and Australia.

	Three months ended December 31,
(in thousands, except percentages)	2021	%	2020	%
Americas	$22,611	54%	$17,336	62%
EMEA	15,365	37%	9,058	32%
APAC	4,042	9%	1,767	6%
Total revenues	$42,018	100%	$28,161	100%

Revenues by product

The table below sets forth revenues by product:

	Three months ended December 31,
(in thousands, except percentages)	2021	%	2020	%
Synthetic genes	$13,525	32%	$8,874	32%
Oligo pools	3,188	8%	1,510	5%
DNA libraries	1,261	3%	1,101	4%
Antibody discovery	4,813	11%	1,104	4%
NGS tools	19,231	46%	15,572	55%
Total revenues	$42,018	100%	$28,161	100%

Revenues by industry

The table below sets forth revenues by industry:

	Three months ended December 31,
(in thousands, except percentages)	2021	%	2020	%
Industrial chemicals/materials	$12,526	30%	$7,132	25%
Academic research	7,887	19%	4,901	17%
Healthcare	21,053	50%	15,976	57%
Food/agriculture	552	1%	152	1%
Total revenues	$42,018	100%	$28,161	100%

Product shipments including synthetic genes

Shipments of all products and number of genes shipped in the three months ended December 31, 2021, September 30, 2021, June 30, 2021, March 31, 2021, December 31, 2020, September 30, 2020, June 30, 2020 and March 31, 2020 were as follows:

	Three months ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
(in thousands)	2021	2021	2021	2021	2020	2020	2020	2020
Number of genes shipped	125	91	107	90	84	87	83	89
Number of shipments	13	12	14	11	9	8	7	7

Comparison of the three months ended December 31, 2021 and 2020

Revenues

	Three months ended December 31,
(in thousands, except percentages)	2021	2020	Change	%
Revenues	$42,018	$28,161	$13,857	49%

In the three months ended December 31, 2021, revenues increased to $42.0 million from $28.2 million in the three months ended December 31, 2020. The revenue increase reflects growth in synthetic genes revenue of $4.7 million, NGS tools revenue of $3.7 million and antibody discovery revenue of $3.7 million. Our synthetic genes revenue grew mainly due to growth in our customers across all industries including industrial chemicals, healthcare and academic research. In the three months ended December 31, 2021, we shipped approximately 125,000 genes, including approximately 11,000 adapters-off non-clonal genes that were introduced in December 2020, compared to approximately 84,000 genes in the three months ended December 31, 2020, an increase of 49%. Synthetic gene pricing to our customers was relatively constant period-over-period. The primary reason for NGS tools revenue growth was the adoption of our product by a larger customer base. We do not believe that pricing changes had a meaningful impact on the revenue changes for NGS tools period-over-period. The antibody discovery revenue increased primarily due to growth in our revenues from our recent Abveris acquisition and antibody discovery project services.

Cost of revenues

	Three months ended December 31,
(in thousands, except percentages)	2021	2020	Change	%
Cost of revenues	$27,056	$18,162	$8,894	49%

In the three months ended December 31, 2021, cost of revenues increased to $27.1 million from $18.2 million in the three months ended December 31, 2020. The increase was primarily due to an increase in the cost of consumption of reagents and production materials costs of $4.6 million associated with increased product shipments. The increase in payroll and stock-based compensation expense of $2.7 million was due to increased expenses related to supporting new product portfolio launches and an increase in volume of products shipped. Depreciation expense increased by $0.6 million, information technology costs increased by $0.4 million and facility costs increased by $0.2 million.

Research and development expenses

	Three months ended December 31,
(in thousands, except percentages)	2021	2020	Change	%
Research and development	$22,630	$14,000	$8,630	62%

In the three months ended December 31, 2021, research and development expenses increased to $22.6 million from $14.0 million in the three months ended December 31, 2020. The increases were mainly in payroll and stock-based compensation expense of $5.4 million associated with increasing our research and development headcount, and an increase in outside services of $3.6 million, primarily associated with the development activities for our data storage technology and legal costs increased by $0.2 million. Our grant reimbursements are netted against our research and development expenses and in the three months ended December 30, 2021, were $2.2 million as compared to $1.1 million in the three months ended December 31, 2020, this reflects the timing of the reimbursements.

Selling, general and administrative

	Three months ended December 31,
(in thousands, except percentages)	2021	2020	Change	%
Selling, general and administrative	$51,098	$28,792	$22,306	77%

In the three months ended December 31, 2021, selling, general and administrative expenses increased to $51.1 million from $28.8 million in the three months ended December 31, 2020, primarily due to increases in payroll expenses of $15.6 million related to increased headcount in our commercial organization, and included $3.6 million higher of stock-based compensation expenses and $1.5 million higher sales commission. Outside services, including merger and acquisition costs and advisory services, increased by $2.1 million, legal costs by $0.6 million, depreciation expenses increase by $0.7 million, travel costs increased by $0.5 million and rent expense increased by $1.3 million, mainly due to our Wilsonville facility lease expense.

Change in fair value of contingent consideration and indemnity holdback

	Three months ended December 31,
(in thousands, except percentages)	2021	2020	Change	%
Change in fair value of contingent consideration and indemnity holdback	$(2,826)	$—	$(2,826)	100%

In the three months ended December 31, 2021, we recognized the change in the fair value of $2.1 million and $0.8 million associated with the contingent consideration and indemnity holdback related to the acquisitions of Abveris and iGenomX, respectively, as a result of the change in fair value of our stock price as of December 31, 2021.

Interest, and other income (expense), net

	Three months ended December 31,
(in thousands, except percentages)	2021	2020	Change	%
Interest income	$154	$134	$20	15%
Interest expense	(26)	(118)	92	(78)%
Other income (expense)	(156)	(77)	(79)	103%
Total interest and other income (expense), net	$(28)	$(61)	$33	(54)%

In the three months ended December 31, 2021, interest income was $0.2 million compared to $0.1 million in the three months ended December 31, 2020, resulting from our short-term and long-term investments. The decrease in interest expense was related to the reduction in the amount of debt outstanding under our credit facility with Silicon Valley Bank.

Benefit from (provision for) income taxes

	Three months ended December 31,
(in thousands, except percentages)	2021	2020	Change	%
Benefit from (provision for) income taxes	$10,405	$(46)	$10,451	227%

We recorded an income tax benefit of $10.5 million in the three months ended December 31, 2021 mainly as a result of the business acquisition of Abveris. In the three months ended December 31, 2020, we recorded income tax expense of $0.1 million.

Liquidity and capital resources

Sources of liquidity

To date, we have financed our operations principally through public equity raises, private placements of our convertible preferred stock, borrowings from credit facilities and revenue from our commercial operations.

Since our inception on February 4, 2013 and through December 31, 2021, we have received an aggregate of $1,063.9 million in net proceeds from the issuance of equity securities and an aggregate of $13.8 million from debt. As of December 31, 2021, we had a balance of $191.6 million of cash and cash equivalents, $110.2 million in short-term investments, and $106.8 million in long-term investments.

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

In addition, we obtained a $10.0 million revolving facility from SVB in September 2017 as part of the Fourth Loan. The principal amount outstanding under the revolving line accrues interest at a floating per annum rate equal to one percentage point (1.00%) above the prime rate, which interest is payable monthly. The amounts available under the revolving line are limited by an advance rate which is a percentage of our account receivables balance. As of December 31, 2021, we have not borrowed against the $10.0 million revolving facility.

Our credit facilities contain customary representations and warranties and customary affirmative and negative covenants applicable to us and our subsidiaries, including, among other things, restrictions on changes in business, management, ownership or business locations, indebtedness, encumbrances, investments, mergers or acquisitions, dispositions, maintenance of collateral accounts, prepayment of other indebtedness, distributions and transactions with affiliates. The credit facilities contain customary events of default subject in certain cases to grace periods and notice requirements, including (a) failure to pay principal, interest and other obligations when due, (b) material misrepresentations, (c) breach of covenants, conditions or agreements in the credit facilities, (d) default under material indebtedness, (e) certain bankruptcy events, (f) a material adverse change; (g) attachment, levy or restraint on business, (h) default with respect to subordinated debt, (i) cross default under our credit facilities, and (j) government approvals being revoked. As part of the Fourth Loan, all rights, title and interest to our personal property with the exception of our intellectual property, have been pledged as collateral, including cash and cash equivalents, investments, accounts receivable, contractual rights to payment, license agreements, general intangibles, inventory and equipment.

We were in compliance with all covenants under the Fourth Loan as of December 31, 2021. The final payment of the loan was made in December 2021. There was no outstanding loan balance as of December 31, 2021.

Operating capital requirements

Our primary uses of capital are, and we expect will continue to be for the near future, compensation and related expenses, manufacturing costs, laboratory and related supplies, legal and other regulatory expenses and general overhead costs and the capital expenditures for the Wilsonville, Oregon facility expansion. We had $69.7 million in commitments for capital expenditures as of December 31, 2021.

Cash flows

The following table summarizes our sources and uses of cash and cash equivalents:

	Three months ended December 31,
(in thousands)	2021	2020
Net cash used in operating activities	$(46,653)	$(24,932)
Net cash used in investing activities	(226,582)	(45,921)
Net cash provided by financing activities	(1,011)	326,921

Operating activities

Net cash used in operating activities was $46.7 million in the three months ended December 31, 2021 and consisted primarily of a net loss of $45.6 million adjusted for non-cash items including depreciation and amortization expenses of $3.2 million, deferred tax libility of $10.5 million, stock-based compensation expense of $18.1 million, change in fair value of contingent consideration of $2.8 million, and a change in operating assets and liabilities of $10.5 million. The change in operating assets and liabilities was mainly due to decrease in accounts receivable of $2.0 million, inventories of $8.4 million, accrued compensation of $3.6 million, and offset by an increase in other non current assets of $3.2 million.

Net cash used in operating activities was $24.9 million in the three months ended December 31, 2020 and consisted primarily of a net loss of $32.9 million adjusted for non-cash items including depreciation and amortization expenses of $2.1 million, stock-based compensation expense of $7.0 million, and a change in operating assets and liabilities of $1.6 million. The change in operating assets and liabilities was mainly due to decrease in inventories of $1.2 million, prepaid expenses and other current assets of $2.0 million and accrued expenses of $3.4 million offset by increases in accounts receivable of $0.9 million, accounts payable of $3.5 million and other liabilities of $0.7 million.

Investing activities

In the three months ended December 31, 2021, our investing activities used net cash of $226.6 million. The use of net cash resulted primarily from the net impact of purchases and maturity of investments of $205.6 million, new businesses acquired of $8.2 million and purchases of laboratory property, equipment, and computers of $12.8 million.

In the three months ended December 31, 2020, our investing activities used net cash of $45.9 million. The use of net cash resulted primarily from the net impact of purchases and maturity of investments of $42.3 million, and purchases of laboratory property, equipment, and computers of $3.6 million.

Financing activities

Net cash used in financing activities was $1.0 million in the three months ended December 31, 2021, which consisted of a decrease of $1.6 million in principal payments on long term debt and $2.6 million in repurchases of common stock for income tax withholdings, partially offset by an increase of $3.1 million from the exercise of stock options.

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

On July 28, 2021, we entered into a 7-year operating lease for an approximately 21,000 square-feet of office space located in South San Francisco, California, to further expand our operations. Upon execution of the lease agreement, we provided the landlord an approximate $0.2 million security deposit. We will pay an initial annual base rent of approximately $1.7 million, which is subject to scheduled 3% annual increases, plus certain operating expenses. We have the right to sublease the facility, subject to landlord consent. The lease commenced on October 1, 2021. At the commencement date, the total future minimum lease payments under the agreement were $13.1 million.

Critical accounting policies and significant management estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates the reasonableness of its estimates. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

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

The transaction price is determined based on the agreed upon rates in the purchase order or master supply agreements applied to the quantity of synthetic DNA that was manufactured and shipped to the customer. Our contracts include only one performance obligation—the shipment of the product to the customer. Accordingly, all of the transaction price, net of any discounts, is allocated to the one performance obligation. Our sales are primarily subject to Ex Works (as defined in Incoterms 2010) and delivery terms and revenue is recorded at the point in time when products are picked up by the customer’s freight forwarder, as we have determined that this is the point in time that product control transfers to the customer. Therefore, upon shipment of the product, there are no remaining performance obligations. Our shipping and handling activities are performed before the customer obtains control of the goods and therefore are considered a fulfillment cost. We have elected to exclude all sales and value added taxes from the measurement of the transaction price. We have not adjusted the transaction price for significant financing since the time period between the transfer of goods and payment is less than one year. We have elected the practical expedient of not disclosing the consideration allocated to remaining performance obligations and an explanation of when those amounts are expected to be recognized as revenue since the duration of our contracts is less than one year.

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

We had contract assets of $4.4 million and contract liabilities of $0.9 million as of December 31, 2021. For all periods presented, there was no revenue recognized in a reporting period from performance obligations satisfied in previous periods.

Based on the nature of our contracts with customers, which are recognized over a term of less than 12 months, we have elected to use the practical expedient whereby costs to obtain a contract are expensed as they are incurred.

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

Business combination

Accounting for a business acquisition requires management to make significant estimates and assumptions as of acquisition date, which are inherently uncertain. Intangible assets we have recognized from such transaction, includes goodwill, development technology and customer relationships. Significant judgment was exercised in determining the fair value of the developed technology intangible assets acquired, which included estimates and assumptions related to the projected revenues (specifically volume of sales), discount rate, and technology obsolescence curve.

Critical estimates in valuing certain of the intangible assets we have acquired include, but are not limited to, projected revenues, technology obsolescence and discount rate. The rates used to discount expected future revenue to present value are typically derived from a weighted-average cost of capital analysis and adjusted to reflect inherent risks. Unanticipated events and circumstances may occur that could affect either the accuracy or validity of such assumptions, estimates or actual results.

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

Recent issued accounting pronouncements

For a description of accounting changes and recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our condensed consolidated financial statements, see Note 2, “Summary of significant accounting policies” in Item 1 of Part I of this Quarterly Report on Form 10-Q for a further discussion of the impairment analysis of acquisition related intangible assets.

Item 3.Quantitative and qualitative disclosures about market risk

Interest rate sensitivity

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents, and marketable securities of $408.7 million and $477.9 million as of December 31, 2021 and September 30, 2021, respectively, which consisted of primarily of money market funds and marketable securities, largely composed of investment grade, short to intermediate term fixed income securities.

The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in a variety of securities of high credit quality and short-term duration, according to our board-approved investment policy. Our investments are subject to interest rate risk and could fall in value if market interest rates increase. A hypothetical 10% relative change in interest rates during any of the periods presented would not have a material impact on our condensed consolidated financial statements.

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

The Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with the assistance from other members of management have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021 and based on their evaluation, the CEO and CFO concluded that the disclosure controls and procedures were not effective as of such date due to the material weaknesses in internal control over financial reporting that were disclosed in our Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

Notwithstanding the material weakness, the Company performed additional analysis and other post-closing procedures to determine its consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Previously Identified Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements would not be prevented or detected on a timely basis.

Refer to the management report on internal control over financial reporting for the material weaknesses in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 and continue to exist as of December 31, 2021.

Remediation Plan of Material Weaknesses

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, we are continuing to enhance our overall control environment and are devoting substantial effort by enhancing our manual or automated controls to remediate the identified material weaknesses. For a more comprehensive discussion of the remedial measures undertaken to address these material weaknesses, refer to Part II, Item 9A, “Remediation of Material Weaknesses,” of our Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding other statements in this Quarterly Report on Form 10-Q. The following information should be read in conjunction with Part 1, Item 2 “Management’s discussion and analysis of financial condition and results of operations” and our unaudited condensed consolidated financial statements and related notes in Part I, Item 1, “Financial statements” of this Form 10-Q. The risks and uncertainties described below are not the only ones we face. Additional risk and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the events or circumstances described in the following risk factors actually occur, our business, operating results, financial condition, cash flows, and prospects could be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

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

Our global operations expose us to risks associated with COVID-19 that has spread globally. In the past year, the continued spread of COVID-19 has led to disruption to business and economic activity and related uncertainty and volatility in the global capital markets, which increases the cost of, and adversely impacts access to, capital and increases economic uncertainty. The COVID-19 pandemic has caused an economic slowdown and will continue to impact business and economic activity globally. While our financial results for the first quarter of 2022 have not been significantly affected by the COVID-19 outbreak, impacts from COVID-19 may, in the future, adversely affect our operations, supply chains, distribution systems and customer demand, including as a result of impacts associated with preventive and precautionary measures that we, other businesses and governments are taking or may take in the future. Due to the health risks caused by the COVID-19 pandemic to employees who operate and monitor our internal controls and due to the previous requirement and potential future requirements that a large number of employees work remotely, the COVID-19 pandemic impact on staffing could cause challenges for the effective operation of our internal controls. The unanticipated loss or unavailability of key employees due to the COVID-19 outbreak could harm our ability to operate or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability. The effectiveness of our sales teams may be negatively impacted by the lack of travel and their reduced ability to engage with decision-makers. Our NGS business may be negatively impacted by the sequencing capacity dedicated to COVID-19 related orders. Our shipments may be subject to higher freight costs. Our customers may delay payments for shipments received. A significant portion (approximately 18%) of our business is in the academic markets and the demand for our products in this customer segment have been affected by a reduction in their research grants and may continue to be so affected in the future. Supply chain disruptions may result in the lack of raw materials, delay in the release of new products or compressed margins due to an increase in material costs. Due to these impacts and measures, we may experience significant and unpredictable reductions in demand for our products and our customers may postpone or cancel their existing orders. Due to the COVID-19 pandemic, we and many other employers in the United States and Europe have required all employees whose duties can be performed remotely, to work from home and not to go into our offices. This increase in employee telecommuting activity could increase the risk of a security breach of our information technology systems. If the COVID-19 pandemic continues and business and economic conditions persist or worsen, we may experience a decline in sales activities and customer orders or cancelations of existing orders, and it remains uncertain what impact these declines will have on future sales and customer orders once conditions begin to improve. In addition to existing travel restrictions, some countries have closed their borders to U.S. travelers and may continue to impose or further expand travel restrictions and impose or resume prolonged quarantines, which would significantly impact our ability to support our business operations and customers in those locations and the ability of our employees to access their places of work to produce products, or significantly hamper our products from moving through the supply chain. For example, we may face a shortage of dry ice and other materials which are essential to delivering our products to our customers due to the increased demand for such products due to the COVID-19 vaccination distribution, COVID-19 testing and COVID-19 antibody development. As a result, given the evolving nature of the business and economic conditions in response to the virus, and the uncertainty as to how quickly and effectively mitigation measures, such as vaccines, will be widely available and adopted by the public, the COVID-19 pandemic may negatively affect our revenue growth, and it is uncertain how materially COVID-19 will affect our global operations if these impacts persist or worsen over an extended period of time. Any of these impacts would have an adverse effect on our business, financial condition and results of operations, and at this point, the extent of the impact of COVID-19 remains uncertain. In addition, our ability to raise capital in the future may also be negatively affected.

We have incurred net losses in every period to date, and we expect to continue to incur significant losses as we develop our business and may never achieve profitability.

We have incurred net losses each year since inception and have generated limited revenue from product sales to date. We expect to incur increasing costs as we grow our business. We cannot be certain if or when we will produce sufficient revenue from our operations to support our costs. Even if profitability is achieved, we may not be able to sustain profitability. We incurred net losses of $152.1 million, $139.9 million and $107.7 million for the years ended September 30, 2021, 2020 and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $656.1 million. We expect to incur substantial losses and negative cash flow for the foreseeable future. We may incur significant losses in the future for a number of reasons, many of which are beyond our control, including the other risks described in this Form 10-Q, the market acceptance of our products, business and economic conditions resulting from the ongoing COVID-19 pandemic, future product development, and our market penetration and margins.

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

We rely on several centralized information technology systems throughout our company to provide products, keep financial records, process orders, manage inventory, process shipments to customers and operate other critical functions. In addition, we currently generate a growing portion of our revenue through sales on our e-commerce platform. We manage our website and e-commerce platform internally and as a result any compromise of our security or misappropriation of proprietary information could have a material adverse effect on our business, financial condition and results of operations. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure Internet transmission of confidential information, such as credit and other proprietary information. We announced on February 12, 2020 that our information security management system received ISO 27001:2013 certification, an information security standard published by the International Organization for Standardization (ISO), the world’s largest developer of voluntary international standards, and the International Electrotechnical Commission. Even though our information security management system received ISO 27001:2013 certification, our information technology systems have been and may still be susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors, catastrophes or other unforeseen events. Our information technology systems also may experience interruptions, delays or cessations of service or produce errors in connection with system integration, software upgrades or system migration work that takes place from time to time. If we were to experience a prolonged system disruption in the information technology systems that involve our interactions with customers or suppliers, including negatively impacting our order fulfillment and order entry on our e-commerce platform, it could result in the loss of sales and customers and significant incremental costs, which could adversely affect our business. In addition, security breaches of our information technology systems could result in the misappropriation or unauthorized disclosure of confidential information belonging to us or to our employees, partners, customers or suppliers, which could result in our suffering significant financial or reputational damage. Further, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws. We would also be exposed to a risk of litigation and potential liability, which could materially adversely affect our business, results of operations and financial condition.

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

Our future profitability will depend on our ability to successfully execute and maintain a sustainable business model and generate continuous streams of revenue. Our business model is premised on the fact that we are the only DNA synthesis provider to synthesize DNA on a silicon chip on a large commercial level and the competitive advantages this creates. Our DNA synthesis methods, among other things, reduce the amount of raw materials required, speed up the synthesis process and deliver large volumes of high-quality synthetic DNA at low unit cost. However, if other competitors develop and commercialize a manufacturing process using a silicon chip or other similar technologies providing for the development of competitive synthetic DNA products at scale, this could be disruptive to our business model and could adversely affect our business prospects, financial condition and results of operations. If we are unable to convert a sufficient number of current manufacturers of synthetic DNA to buyers of our synthetic DNA, surpass our competitors regarding certain industry-related data points, and effectively implement our e-commerce platform which facilitates efficient order entry and fulfillment for our customers, our business, prospects, financial condition and results of operation will be adversely affected.

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

We have derived, and believe we may continue to derive, a significant portion of our revenues from or a limited number of large customers. Our customers may buy less of our products depending on their own technological developments, end-user demand for our products and internal budget cycles. In addition, existing customers may choose to produce some or all of their synthetic DNA requirements internally by using or developing manufacturing capabilities organically or by using capabilities from acquisitions of assets or entities from third parties with such capabilities. The loss of any significant customer or a significant reduction in the amount of product ordered by Ginkgo or any other significant customer would adversely affect our revenue, results of operations, cash flows and reputation in the marketplace.

Our credit facility contains restrictions that limit our flexibility in operating our business.

In September 2017, we entered into an amended and restated loan and security agreement with SVB which provides a $10.0 million revolving credit facility and a $10.0 million term loan. The credit agreement contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

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

In the future, we may enter into transactions to acquire other businesses, products or technologies and our ability to do so successfully cannot be ensured. While historically we have not completed many acquisitions, we recently closed a few business acquisitions in the first quarter of 2022 and we are continuing to pursue opportunities in the life sciences industry that complement and expand our synthetic DNA product, products and markets both locally and internationally. If we identify suitable opportunities, we may not be able to make such acquisitions on favorable terms or at all. Any acquisitions we make may not strengthen our competitive position, and these transactions may be viewed negatively by customers or investors. We may decide to incur debt in connection with an acquisition or issue our common stock or other equity securities to the stockholders of the acquired company, as we did for the business acquisitions, which would reduce the percentage ownership of our existing stockholders. We could incur losses resulting from undiscovered liabilities of the acquired business that are not covered by any indemnification we may obtain from the seller. In addition, we may not be able to successfully integrate the acquired personnel, technologies and operations into our existing business in an effective, timely and non-disruptive manner. Acquisitions may also divert management attention from day-to-day responsibilities, increase our expenses and reduce our cash available for operations and other uses. In addition, we cannot guarantee that we will be able to fully recover the costs of such acquisitions or that we will be successful in leveraging any such strategic transactions into increased business, revenue or profitability. We also cannot predict the number, timing or size of any future acquisitions or the effect that any such transactions might have on our operating results.

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

The FDA regulates medical devices, including in vitro diagnostics, or IVDs. IVDs are a category of medical devices that include reagents, instruments, and systems intended for use in diagnosis of disease or other conditions, including a determination of the state of health, in order to cure, mitigate, treat, or prevent disease or its sequelae. IVDs are intended for use in the collection, preparation, and examination of specimens taken from the human body. An RUO IVD product is an IVD product that is in the laboratory research phase of development. As such, an RUO IVD is not intended for use in clinical investigations or in clinical practice. Such RUO products do not require premarket clearance or approval from the FDA, provided that they are labeled “For Research Use Only. Not For Use In Diagnostic Procedures” pursuant to FDA regulations. Our IVD products are not intended for clinical or diagnostic use, and we market and label them as RUO. However, the FDA may disagree with our assessment that our products are properly marketed as RUO and may determine that our products are subject to pre-market clearance, approval, or other regulatory requirements. If the FDA determines that our products are subject to such requirements, we could be subject to enforcement action, including administrative and judicial sanctions, and additional regulatory controls and submissions for our tests, all of which could be burdensome.

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

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change net operating loss carryforwards, or NOLs, to offset future taxable income. We have experienced at least one ownership change in the past, and we may experience ownership changes in the future. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to use NOLs of companies that we may acquire in the future may be subject to limitations. For these reasons, we may not be able to use a material portion of the NOLs reflected on our balance sheet, even if we attain profitability.

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

As a public company, we are required to comply with Section 404 of the Sarbanes Oxley Act of 2002 (“SOX”), which requires, among other things, that companies maintain disclosure controls and procedures to ensure timely disclosure of material information, and that management review the effectiveness of those controls on a quarterly basis. Because we ceased to be an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) with our transition to large accelerated filer status as of September 30, 2020, we are also now subject to Section 404(b) of SOX, which requires that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting in the Annual Report on Form 10-K for the year ended September 30, 2021, among other additional requirements. Effective internal controls are necessary for us to provide reliable financial reports and to help prevent fraud, and our management and other personnel devote a substantial amount of time to these compliance requirements. These rules and regulations also increase our legal and financial compliance costs and make some activities more time-consuming and costly.

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

As of December 31, 2021, we own 32 issued U.S. patents and 23 issued international patents; three in China, three in Europe, six in South Korea, four in Taiwan, four in Japan, one in Eurasia, one in Singapore, and one in Hong Kong. There are 275 pending patent applications, including 81 in the United States, 179 international applications and 15 applications filed under the Patent Cooperation Treaty. Additionally, we have exclusively licensed a patent portfolio containing 10 issued patents, including one U.S. patent and nine international patents, and 11 pending applications, including three in the U.S. and eight international applications. We have also licensed a patent portfolio containing two pending applications, including one in the US and one PCT. We have further licensed another patent portfolio containing two issued US patents, two international patents, and five pending applications (one in the US and four international applications). Our policy is to file patent applications to protect technology, inventions and improvements that are important to our business.

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

Suppliers of certain equipment and technology platforms on which we rely for our business may also be subject to patent infringement lawsuits. Even if we are not a named party in such lawsuits, if such suppliers are enjoined by a court to stop selling their equipment and technology platforms or supporting our existing equipment and technology platforms, we may not have an alternative source for such equipment and technology platforms, which may have a material adverse effect on our business.

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

Factors that could cause the market price of our common stock to fluctuate significantly include:

●	actual or anticipated fluctuations in our financial condition and operating results, including fluctuations in our quarterly and annual results;

●	announcements of technological innovations by us or our competitors;
●	overall conditions in our industry and the markets in which we operate;
●	addition or loss of significant customers, or other developments with respect to significant customers;
●	changes in laws or regulations applicable to our products;
●	actual or anticipated changes in our growth rate relative to our competitors;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
●	additions or departures of key personnel;
●	competition from existing products or new products that may emerge;
●	issuance of new or updated research or reports by securities analysts;
●	fluctuations in the valuation of companies perceived by investors to be comparable to us;
●	disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain intellectual property protection for our technologies;
●	announcement or expectation of additional financing efforts;
●	sales of our common stock by us or our stockholders;
●	the addition or removal of our stock to or from a stock index fund;
●	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
●	the expiration of contractual lock-up agreements with our executive officers, directors and stockholders, which we have entered into and may enter into in the future from time to time;
●	general economic and market conditions, including economic downturns or uncertainty in financial markets; and
●	other factors beyond our control, such as terrorism, war, natural disasters and pandemics.

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

In addition, as permitted by Section 145 of the DGCL, our amended and restated bylaws and our indemnification agreements that we have entered into with our directors and officers provide that:

●	we will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law which provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful;
●	we may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law;
●	we are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification;
●	we will not be obligated pursuant to our amended and restated bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our board of directors or brought to enforce a right to indemnification;
●	the rights conferred in our amended and restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons; and
●	we may not retroactively amend our amended and restated bylaw provisions to reduce our indemnification obligations to directors, officers, employees and agents.

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

Item 2.Unregistered sales of equity securities and use of proceeds

Sales of unregistered securities

On December 1, 2021, we entered into a definitive agreement to acquire AbX Biologics, Inc. (“Abveris”), a privately-held company providing in vivo antibody discovery service. Pursuant to the terms of the agreement and as partial consideration for our acquisition of Abveris, on December 1, 2021, we agreed to issue 1,346,287 shares of our common stock, which consists of 1,048,495 shares issued at the closing of the acquisition and up to 297,792 shares payable upon the achievement of a certain revenue targets set forth in the agreement. The issuance of shares of our common stock in this acquisition was not registered under the Securities Act of 1933, as amended (the “Securities Act”). Such shares were issued in a private placement exempt from the registration requirements of the Securities Act in reliance on the exemptions set forth in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

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

101

The following materials from Twist Bioscience Corp.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders’ Equity(Deficit) (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text

Filed herewith

104	104 The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021, formatted in Inline XBRL (included in Exhibit 101)	Filed herewith
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

February 9, 2022	Twist Bioscience Corporation

	By:	/s/ James M. Thorburn
James M. Thorburn
Chief Financial Officer
(Authorized officer)