Form 10-Q
period 2022-03-31
Twist Bioscience Corp
filed 2022-05-06
CIK 1581280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022
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

The number of shares of the Registrant’s common stock outstanding as of May 4, 2022, was 56,264,039.

TWIST BIOSCIENCE CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

Forward-looking statements
This Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, or Form 10-Q, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements relate to, among other matters, plans for product development and licensing to third parties, plans and timeframe for the commercial development of DNA data storage capabilities, expectations regarding market penetration, anticipated customer conversions to our products, plans to expand in the international markets, identification and development of potential antibody candidates for the treatment of COVID-19 and other diseases, and the anticipated timeframe for remediating the material weakness in internal control over financial reporting. Forward-looking statements are also identified by the words “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” and variations of such words and similar expressions. You should not rely upon forward-looking statements as predictions of future events. Such statements are based on management’s expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results, events or circumstances to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include:
•our ability to increase our revenue and our revenue growth rate;
•our ability to accurately estimate capital requirements and our needs for additional financing; our estimates of the size of our market opportunities;
•our ability to increase DNA production, reduce turnaround times and drive cost reductions for our customers;
•our ability to effectively manage our growth;
•our ability to successfully enter new markets and manage our international expansion;
•our ability to protect our intellectual property, including our proprietary DNA synthesis platform;
•costs associated with defending intellectual property infringement and other claims;
•the effects of increased competition in our business;
•our ability to keep pace with changes in technology and our competitors;
•our ability to successfully identify, evaluate and manage any future acquisitions of businesses, solutions or technologies;
•the success of our marketing efforts;
•a significant disruption in, or breach in security of our information technology systems and resultant interruptions in service and any related impact on our reputation;
•our ability to attract and retain qualified employees and key personnel;
•the effects of natural or man-made catastrophic events including those resulting from the novel strain of coronavirus that causes coronavirus disease 2019, or COVID-19, that was first identified in Wuhan, China;
•the effectiveness of our internal controls;
•changes in government regulation affecting our business;
•uncertainty as to economic and market conditions and the impact of adverse economic conditions; and
•other risk factors included under the section titled “Risk Factors.”
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

PART I. Financial information

Item 1. Financial statements

Twist Bioscience Corporation
Condensed Consolidated Balance Sheets (unaudited)

(In thousands)	March 31, 2022	September 30, 2021
Assets
Current assets:
Cash and cash equivalents	$407,627	$465,829
Short-term investments	166,231	12,034
Accounts receivable, net	34,877	28,549
Inventories	44,591	31,800
Prepaid expenses and other current assets	11,049	8,283
Total current assets	$664,375	$546,495
Long term investments	30,587	—
Property and equipment, net	91,814	44,122
Operating lease right-of-use assets	78,215	61,580
Goodwill	85,678	22,434
Intangible assets, net	62,493	18,262
Restricted cash, non-current	1,572	1,530
Other non-current assets	6,902	7,674
Total assets	$1,021,636	$702,097
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,815	$14,900
Accrued expenses	15,942	6,437
Accrued compensation	21,686	22,327
Current portion of operating lease liability	14,166	8,213
Current portion of long-term debt	—	1,552
Other current liabilities	16,023	9,623
Total current liabilities	$84,632	$63,052
Operating lease liability, net of current portion	65,496	53,156
Other non-current liabilities	8,147	5,068
Total liabilities	$158,275	$121,276
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.00001 par value—100,000 and 100,000 shares authorized at March 31, 2022 and September 30, 2021, respectively; 56,234 and 49,499 shares issued and outstanding at March 31, 2022 and September 30, 2021, respectively	$—	$—
Additional paid-in capital	1,580,620	1,190,828
Accumulated other comprehensive income	(475)	546
Accumulated deficit	(716,784)	(610,553)
Total stockholders’ equity	$863,361	$580,821
Total liabilities and stockholders’ equity	$1,021,636	$702,097
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three months ended March 31,		Six months ended March 31,
(In thousands, except per share data)	2022	2021	2022	2021
Revenues	$48,127	$31,204	$90,145	$59,364
Operating expenses:
Cost of revenues	$29,714	$19,028	$56,770	$37,190
Research and development	31,231	15,791	53,861	29,791
Selling, general and administrative	53,998	34,389	105,096	63,181
Change in fair value of contingent considerations and holdbacks	(6,014)	—	(8,840)	—
Total operating expenses	$108,929	$69,208	$206,887	$130,162
Loss from operations	$(60,802)	$(38,004)	$(116,742)	$(70,798)
Interest income	259	157	412	291
Interest expense	(29)	(95)	(54)	(213)
Other income (expense), net	(245)	84	(401)	8
Loss before income taxes	$(60,817)	$(37,858)	$(116,785)	$(70,712)
Benefit from (provision for) income taxes	149	(61)	10,554	(107)
Net loss attributable to common stockholders	$(60,668)	$(37,919)	$(106,231)	$(70,819)
Other comprehensive loss:
Change in unrealized gain (loss) on investments	$(1,113)	10	$(1,389)	1
Foreign currency translation adjustment	275	38	368	102
Comprehensive loss	(61,506)	(37,871)	(107,252)	(70,716)
Net loss per share attributable to common stockholders—basic and diluted	$(1.13)	$(0.78)	$(2.06)	$(1.50)
Weighted average shares used in computing net loss per share attributable to common stockholders—basic and diluted	53,472	48,709	51,673	47,340

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

	Common stock		Additional paid-in capital	Accumulated Other comprehensive income	Accumulated deficit	Total stockholders' equity
(In thousands)	Shares	Amount
Balances as of December 31, 2021	50,735	$—	$1,281,931	$363	$(656,116)	$626,178
Issuance of common stock in public offering, net of underwriting discounts and commissions and offering expenses of $17,682	5,227	—	269,818	—	—	269,818
Vesting of restricted stock units	100	—	—	—	—	—
Exercise of stock options	100	—	896	—	—	896
Issuance of shares under the employee stock purchase plan	50	—	2,395	—	—	2,395
Repurchases of common stock for income tax withholding	(38)	—	(1,493)	—	—	(1,493)
Issuance of shares from business acquisition	60	—	4,608	—	—	4,608
Stock-based compensation	—	—	22,465	—	—	22,465
Other comprehensive income	—	—	—	(838)	—	(838)
Net loss	—	—	—	—	(60,668)	(60,668)
Balances as of March 31, 2022	56,234	$—	$1,580,620	$(475)	$(716,784)	$863,361

	Common stock		Additional paid-in capital	Accumulated Other comprehensive income	Accumulated deficit	Total stockholders' equity
(In thousands)	Shares	Amount
Balances as of December 31, 2020	48,616	$—	$1,129,165	$142	$(491,355)	$637,952
Public offering expense adjustment	—	—	36	—	—	36
Vesting of restricted stock units	67	—	—	—	—	—
Exercise of stock options	152	—	3,066	—	—	3,066
Issuance of shares under the employee stock purchase plan	49	—	2,787	—	—	2,787
Repurchases of early exercised stock options	(2)	—	—	—	—	—
Repurchases of common stock for income tax withholding	(22)	—	(3,341)	—	—	(3,341)
Stock-based compensation	—	—	11,552	—	—	11,552
Other comprehensive income	—	—	—	48	—	48
Net loss	—	—	—	—	(37,919)	(37,919)
Balances as of March 31, 2021	48,860	$—	$1,143,265	$190	$(529,274)	$614,181

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

	Common stock		Additional paid-in capital	Accumulated Other comprehensive income	Accumulated deficit	Total stockholders' equity
(In thousands)	Shares	Amount
Balances as of September 30, 2021	49,499	$—	$1,190,828	$546	$(610,553)	$580,821
Issuance of common stock in public offering, net of underwriting discounts and commissions and offering expenses of $17,682	5,227	—	269,818	—	—	269,818
Vesting of restricted stock units	163	—	—	—	—	—
Exercise of stock options	368	—	3,934	—	—	3,934
Issuance of shares under the employee stock purchase plan	50	—	2,395	—	—	2,395
Repurchases of common stock for income tax withholding	(62)	—	(4,050)	—	—	(4,050)
Issuance of shares from business acquisition	989	—	77,122	—	—	77,122
Stock-based compensation	—	—	40,573	—	—	40,573
Other comprehensive income	—	—	—	(1,021)	—	(1,021)
Net loss	—	—	—	—	(106,231)	(106,231)
Balances as of March 31, 2022	56,234	$—	$1,580,620	$(475)	$(716,784)	$863,361

	Common stock		Additional paid-in capital	Accumulated Other comprehensive income	Accumulated deficit	Total stockholders' equity
(In thousands)	Shares	Amount
Balances as of September 30, 2020	45,083	$—	$794,630	$87	$(458,455)	$336,262
Issuance of common stock in public offering, net of underwriting discounts and commissions and offering expenses of $21,113	3,136	—	323,887	—	—	323,887
Net exercise of stock warrants	22	—	—	—	—	—
Vesting of restricted stock units	121	—	—	—	—	—
Exercise of stock options	497	—	9,137	—	—	9,137
Issuance of shares under the employee stock purchase plan	49	—	2,787	—	—	2,787
Repurchases of early exercised stock options	(2)	—	—	—	—	—
Repurchases of common stock for income tax withholding	(46)	—	(5,751)	—	—	(5,751)
Stock-based compensation	—	—	18,575	—	—	18,575
Other comprehensive income	—	—	—	103	—	103
Net loss	—	—	—	—	(70,819)	(70,819)
Balances as of March 31, 2021	48,860	$—	$1,143,265	$190	$(529,274)	$614,181

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six months ended March 31,
(in thousands)	2022	2021
Cash flows from operating activities
Net loss	$(106,231)	$(70,819)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	7,118	4,575
Deferred tax liability	(11,045)	—
Loss on disposal of property and equipment	—	2
Non-cash lease expense	1,609	214
Stock-based compensation	40,573	18,575
Discount accretion on investment securities	790	314
Realized gain on investments	—	(4)
Non-cash interest expense	3	44
Bad debt expense	(180)	417
Amortization of debt discount	4	53
Contingent consideration and holdbacks	(8,840)	—
Write off property and equipment	70	—
Changes in assets and liabilities:
Accounts receivable, net	(3,845)	(1,331)
Inventories	(12,787)	(3,544)
Prepaid expenses and other current assets	(1,407)	(2,731)
Other non-current assets	3,873	(87)
Accounts payable	(762)	3,798
Accrued expenses	1,885	(45)
Accrued compensation	(653)	(38)
Other liabilities	832	1,126
Net cash used in operating activities	$(88,993)	$(49,481)
Cash flows from investing activities
Purchases of property and equipment	$(44,753)	$(12,030)
Business acquisition, net of cash acquired	(8,160)	—
Purchases of investments	(217,639)	(58,795)
Proceeds from maturity of investments	30,676	98,494
Net cash (used in) provided by investing activities	$(239,876)	$27,669
Cash flows from financing activities
Proceeds from exercise of stock options	$4,000	$9,116
Proceeds from public offerings, net of underwriting discounts, commissions and offering expenses	269,818	323,887
Proceeds from issuance of common stock under employee stock purchase plan	2,395	2,787
Repayments of long-term debt	(1,558)	(1,667)
Repurchases of common stock for income tax withholding	(4,050)	(5,751)
Net cash provided by financing activities	$270,605	$328,372
Effect of exchange rates on cash, cash equivalents and restricted cash	$104	$53
Net increase (decrease) in cash, cash equivalents, and restricted cash	(58,160)	306,613
Cash, cash equivalents, and restricted cash at beginning of period	467,359	94,246
Cash, cash equivalents, and restricted cash at end of period	$409,199	$400,859
Supplemental disclosure of cash flow information
Interest paid	$9	$109
Income taxes paid, net of refunds	130	1
Non-cash investing and financing activities
Property and equipment additions included in accounts payable and accrued expenses	$8,737	$197
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	19,494	63
Issuance of common stock in connection with the business acquisition	77,122	—
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
The Company has generated net losses in all periods since its inception. As of March 31, 2022, the Company had an accumulated deficit of $716.8 million and has not generated positive cash flows from operations since inception. Losses are expected to continue as the Company continues to invest in product development, manufacturing, and sales and marketing.
Since its inception, the Company has received an aggregate of $1,333.7 million in net proceeds from the issuance of equity securities and an aggregate of $13.8 million from debt. Management believes that these proceeds combined with existing cash balances on hand will be sufficient to fund operations for at least one year from the issuance of these consolidated financial statements. However, if the Company needs to obtain additional financing to fund operations beyond this period, there can be no assurance that it will be successful in raising additional financing on terms which are acceptable to the Company.
If the Company requires but is unable to obtain additional funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.
During the three and six months ended March 31, 2022, financial results of the Company were not significantly affected by the COVID-19 pandemic, which continues to have global impact. The Company has considered all information available as of the date of issuance of these financial statements and the Company is not aware of any specific events or circumstances that would require an update to its estimates or judgments, or a revision to the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information becomes available. The extent to which the COVID-19 outbreak affects the Company’s future financial results and operations will depend on future developments which continue to evolve and are difficult to predict, including new information concerning mutations in the SARS-CoV-2 virus, which may make it more contagious, and current or future domestic and international actions to contain it and treat it.

2. Summary of significant accounting policies
Basis of presentation and use of estimates
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2021 (the Annual Report on Form 10-K) filed with the Securities and Exchange Commission on November 23, 2021. The condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements. The condensed consolidated balance sheet at September 30, 2021 is derived from audited consolidated financial statements but does not include all disclosures required by GAAP. The operating results for the three and six months ended March 31, 2022 are not necessarily indicative of the results expected for the full year ending September 30, 2022 or any interim period.
The presentation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company’s unaudited condensed consolidated financial statements include its wholly owned subsidiaries. The Company consolidates Revelar Biotherapeutics, Inc. (“Revelar”) as a variable interest entity (“VIE”) for which it is the primary beneficiary (see Note 15 “Investment in variable interest entity” for further information). All intercompany balances and accounts are eliminated in consolidation.

The following table provides a reconciliation of the Company’s cash and cash equivalents and non-current portion of restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash shown in the Company’s condensed consolidated statements of cash flows:

(in thousands)	March 31, 2022	September 30, 2021
Cash and cash equivalents	$407,627	$465,829
Restricted cash, non-current	1,572	1,530
Total cash, cash equivalents and restricted cash	$409,199	$467,359

Significant accounting policies
There have been no material changes in the accounting policies from those disclosed in the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K other than the following variable interest entities policy.
Variable interest entities
The Company consolidates a VIE in which the Company is deemed to be the primary beneficiary. An entity is generally a VIE if it meets any of the following criteria: (i) the entity has insufficient equity to finance its activities without additional subordinated financial support from other parties, (ii) the equity investors cannot make significant decisions about the entity’s operations or (iii) the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the entity or receive the expected returns of the entity and substantially all of the entity’s activities involve or are conducted on behalf of the investor with disproportionately few voting rights. The Company periodically makes judgments in determining whether its investees are VIEs and, for each reporting period, the Company assesses whether it is the primary beneficiary of its VIE. As of March 31, 2022, the Company was deemed the primary beneficiary of Revelar. See Note 15 “Investment in variable interest entity.”
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
As of March 31, 2022, financial assets and liabilities measured and recognized at fair value are as follows:

(in thousands)	Level 1	Level 2	Level 3	Fair value
Assets
Money market funds	$349,277	$—	$—	$349,277
Corporate bonds	—	29,817	—	29,817
Commercial paper	—	54,945	—	54,945
U.S. government treasury bills	112,056	—	—	112,056
Total financial assets	$461,333	$84,762	$—	$546,095

Liabilities
Contingent consideration and holdbacks	$—	$11,398	$5,700	$17,098
Total financial liabilities	$—	$11,398	$5,700	$17,098

As of September 30, 2021, financial assets and liabilities measured and recognized at fair value are as follows:

(in thousands)	Level 1	Level 2	Level 3	Fair value
Assets
Money market funds	$430,438	$—	$—	$430,438
U.S. government treasury bills	12,034	—	—	12,034
Total financial assets	$442,472	$—	$—	$442,472

Liabilities
Contingent consideration and indemnity holdback	$—	$9,856	$—	$9,856
Total financial liabilities	$—	$9,856	$—	$9,856

As of March 31, 2022 gross unrealized losses for cash equivalents and investments was $1.4 million. As of September 30, 2021, gross unrealized gains and unrealized losses for cash equivalents and investments were not material. As of March 31, 2022, the value of marketable securities with a contractual maturity of less than one year was $166.2 million and the value of marketable securities with a contractual maturity of more than year but less than two years was $30.6 million. As of September 30, 2021, all marketable securities had a contractual maturity of less than one year.

The following table provides a reconciliation of beginning and ending balances of the Level 3 financial liabilities during the three months ended March 31, 2022:

(in thousands)	Total
Balance as of September 30, 2021	$—
Contingent consideration – additions	8,500
Change in fair value	(2,800)
Balance as of March 31, 2022	$5,700

4. Balance sheet components
The Company’s accounts receivable, net balance consists of the following:

(in thousands)	March 31, 2022	September 30, 2021
Trade receivables	$28,674	$26,549
Other receivables	6,356	2,337
Allowance for doubtful accounts	(153)	(337)
Accounts receivable, net	$34,877	$28,549

Inventories consist of the following:

(in thousands)	March 31, 2022	September 30, 2021
Raw materials	$31,975	$18,778
Work-in-process	3,048	4,837
Finished goods	9,568	8,185
	$44,591	$31,800

The work-in-process inventory included gross consigned inventory of $1.2 million and $1.9 million as of March 31, 2022 and September 30, 2021, respectively.
Other non-current assets
The other non-current assets consist of the following:

(in thousands)	March 31, 2022	September 30, 2021
Convertible note receivable	$3,081	$3,021
Other non-current assets	3,821	4,653
	$6,902	$7,674

Accrued expenses
The accrued expenses consist of the following:

(in thousands)	March 31, 2022	September 30, 2021
Professional services fees payable	$6,163	$5,057
Other accrued expenses	9,779	1,380
	$15,942	$6,437

Accrued compensation
The accrued compensation consists of the following:

(in thousands)	March 31, 2022	September 30, 2021
Accrued vacation	$5,880	$4,643
Accrued bonus	5,838	8,584
Accrued commissions	3,853	3,330
Accrued payroll and related taxes	4,952	4,676
Other accrued compensation	1,163	1,094
	$21,686	$22,327

Other current liabilities
The other current liabilities consist of the following:

(in thousands)	March 31, 2022	September 30, 2021
Contingent consideration and holdbacks	$10,004	$5,186
Income and sales taxes payable	3,588	2,440
Other current liabilities	2,431	1,997
	$16,023	$9,623

Other non-current liabilities
The other non-current liabilities consist of the following:

(in thousands)	March 31, 2022	September 30, 2021
Holdback	$7,093	$4,671
Other non current liabilities	1,054	397
	$8,147	$5,068

5. Goodwill and intangible assets
During the six months ended March 31, 2022, goodwill and intangible assets increased by $63.2 million and $46.5 million, respectively, as a result of a business acquisition. See Note 14, “Business acquisition”. Total amortization expense related to intangible assets was $1.4 million for the three months ended March 31, 2022 and less than $0.1 million for the three months ended March 31, 2021. Total amortization expense related to intangible assets was $2.3 million and $0.1 million for the six months ended March 31, 2022 and 2021, respectively.
The intangible assets balances are presented below:

	March 31, 2022
(in thousands, except for years)	Weighted average Amortization period in years	Gross carrying amount	Accumulated amortization	Net book value
Developed Technology	15	$50,020	$(2,745)	$47,275
Customer Relationships	10	15,210	(792)	14,418
Tradenames & Trademarks	3	900	(100)	800
Total indefinite-lived intangible assets		$66,130	$(3,637)	$62,493

	September 30, 2021
(in thousands, except for years)	Weighted average Amortization period in years	Gross carrying amount	Accumulated amortization	Net book value
Developed Technology	16	$19,120	$(1,361)	$17,759
Customer Relationships	2	510	(7)	503
Total indefinite-lived intangible assets		$19,630	$(1,368)	$18,262

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
Supplemental balance sheet information related to the Company’s operating leases as of March 31, 2022 was the following:

(in thousands)	March 31, 2022
Assets:
Operating lease right-of-use asset	$78,215
Current liabilities:
Current portion of operating lease liabilities	$14,166
Noncurrent liabilities:
Operating lease liabilities, net of current portion	$65,496

Future minimum lease payments under all non-cancelable operating leases that have commenced as of March 31, 2022 are as follows:

(in thousands)	Operating leases
Years ending September 30:
Remainder of 2022	$7,140
2023	13,987
2024	13,372
2025	13,706
2026	12,280
Thereafter	96,817
Total minimum lease payments	$157,302
Less: imputed interest	(60,012)
Less: tenant improvement allowance (receipt anticipated in 2022)	(17,628)
Total operating lease liabilities	$79,662
Less: current portion	(14,166)
Operating lease liabilities, net of current portion	$65,496

For the remainder of 2022, future minimum lease payments are comprised of the anticipated receipt of tenant improvement allowances totaling $17.6 million anticipated to be received in 2022, partially offset by non-cancelable operating lease payments of $7.1 million. The statement of cash flows for the six months ended March 31, 2022, include changes in right-of-use assets and operating lease liabilities of $16.6 million and $18.2 million, respectively. For the six months ended March 31, 2021, changes in right-of-use assets and operating lease liabilities were $2.7 million and $2.5 million, respectively.
During the three and six months ended March 31, 2022, operating lease expense was $3.9 million and $7.4 million, respectively. Cash payments for amounts included in the measurement of operating lease liabilities were $3.2 million and $6.0 million for the three and six months ended March 31, 2022, respectively. As of March 31, 2022, the weighted-average remaining lease term was 15.5 years and the weighted-average discount rate was 6.45%.
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

On August 6, 2021, Abveris, which was subsequently acquired by the Company, entered into a 10-year, 5-month operating lease for approximately 22,000 square-feet of office space located in Canton, Massachusetts, to further expand operations. Upon execution of the lease agreement, the Company provided the landlord an approximate $0.6 million irrevocable letter of credit as a security deposit. The Company will pay an initial annual base rent of approximately $1.2 million, which is subject to scheduled 2% annual increases, plus certain operating expenses. The Company has the right to sublease the facility, subject to landlord consent. The lease commenced on March 3, 2022. As of lease commencement date, the total future minimum lease payments under the agreement were $13.2 million.

7. Related party transactions
During the three months ended March 31, 2022 and 2021, the Company purchased raw materials from a related party investor in the amount of $1.7 million and $1.2 million, respectively. During the six months ended March 31, 2022 and 2021, the Company purchased raw materials from a related party investor in the amount of $3.4 million and $2.3 million, respectively. Payable balances and receivable balances with the related party were immaterial as of March 31, 2022 and September 30, 2021.

8. Income taxes
In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that quarter. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate primarily as a result of state taxes, foreign taxes, and changes in the Company’s valuation allowance against its deferred tax assets. For the three and six months ended March 31, 2022, the Company recorded $0.1 million and $10.6 million income tax benefit due to the deferred tax liability assumed as part of the business acquisition (see Note 14, “Business acquisition”). For the three and six months ended March 31, 2021, the Company recorded an immaterial provision for income taxes.

9. Warrants
In connection with its long-term debt agreements, the Company issued 18,854 and 7,531 warrants for its common stock on December 22, 2015 and March 28, 2016, respectively. As of September 30, 2020, there were 26,385 warrants outstanding. In October 2020, a total of 18,854 warrants with an exercise price of $14.85 per common share were exercised for a net 16,051 common shares issued by the Company. In November 2020, a total of 7,531 warrants with an exercise price of $21.24 per common share were exercised for a net 6,041 common shares issued by the Company. There are no outstanding warrants for the Company’s common stock as of March 31, 2022.

10. Common stock
In December 2020, the Company completed an underwritten public offering of 3,136,362 shares of its common stock at a price to the public of $110.00 per share, including the full exercise of underwriters’ option to purchase an additional 409,090 shares of common stock. The Company received total net proceeds from the offering of $323.9 million, net of estimated underwriting discounts and commissions and offering expenses.

In February 2022, the Company completed an underwritten public offering of 5,227,272 shares of its common stock at a price to the public of $55.00 per share, including the full exercise of underwriters’ option to purchase an additional 681,818 shares of common stock. The Company received total net proceeds from the offering of $269.8 million, net of estimated underwriting discounts and commissions and offering expenses.

11. Stock-based compensation
2018 Equity Incentive Plan
On September 1, 2020, the board of directors approved the implementation of a revised annual equity award program for executive officers and senior level employees to be granted as performance-based stock options (PSOs) under the 2018 Plan. The number of PSOs ultimately earned under these awards is calculated based on the achievement of certain total revenue threshold during the fiscal year ending September 30, 2022. The percentage of performance stock options that vest will depend on the board of directors’ determination of total revenue at the end of the performance period and can range from 0% to 150% of the number of options granted. The provisions of the PSO are considered a performance condition, and the effects of that performance condition are not reflected in the grant date fair value of the awards. The Company used the Black-Scholes method to calculate the fair value at the grant date without regard to the vesting condition and will recognize compensation cost for the options that are expected to vest. As of March 31, 2022, the Company determined that 256,665 shares are expected to vest based on the probability of the performance condition that will be achieved under this equity award program. The Company reassesses the probability of the performance condition at each reporting period and adjusts the compensation cost based on the probability assessment. The weighted-average grant date fair value was determined to be $45.18 per share. As of March 31, 2022, the unrecognized compensation costs related to these awards was $2.8 million. The Company expects to recognize those costs over a weighted average period of 0.5 years.

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
Activity under the equity incentive plans during the six months ended March 31, 2022 is summarized below:

(In thousands, except per share data)	Shares available	Options outstanding	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at September 30, 2021	1,728	3,132	$27.15	7.3	$251,343
Additional shares authorized	1,000
Stock options granted	(214)	214	26.14	—	—
Stock options exercised	—	(368)	13.05	—	—
Stock options forfeited	89	(89)	31.96	—	—
Restricted stock units granted	(1,150)	—	—	—	—
Forfeiture of restricted stock units	67	—	—	—	—
Shares withheld for payment of taxes	62	—	—	—	—
Outstanding at March 31, 2022	1,582	2,889	$28.79	7.0	$70,722
Vested or expected to vest at March 31, 2022	—	2,889	$28.79	7.0	$70,722
Vested and exercisable at March 31, 2022	—	1,739	$21.00	6.4	$51,266

Total stock-based compensation expense recognized was as follows:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2022	2021	2022	2021
Cost of revenues	$1,241	$731	$2,119	$1,218
Research and development	4,838	2,427	8,865	4,428
Selling, general and administrative	16,258	8,394	29,421	12,929
Total stock-based compensation	$22,337	$11,552	$40,405	$18,575

As of March 31, 2022, there was $22.3 million of total unrecognized compensation cost related to non-vested stock options under the equity incentive plans that is expected to be recognized over a weighted average period of 1.3 years. The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2022 was $73.39 per share.
Performance Stock Units

Performance stock unit awards (“PSUs”) were granted to certain employees that will vest upon achievement of operational milestones related to the Wilsonville facility and to Company executives that will vest upon achievement of revenue and gross profit metrics as determined by the board. Stock compensation expense for PSUs is recorded over the vesting period based on the grant date fair value of the awards and probability of the achievement of specified performance targets. The grant date fair value is equal to the closing share price of the Company’s common stock on the date of grant. PSUs generally vest over a one to two-year service period following the grant date, provided that the recipient is a Company employee at the time of vesting and the achievement of performance targets applicable to each award. The percentage of PSUs that vest will depend on the achievement of specified performance targets at the end of the performance period and can range from 0% to 150% of the number of units granted. Forfeitures of PSUs are recognized as they occur. As of March 31, 2022, the unrecognized compensation costs related to these awards was $22.7 million. The Company expects to recognize those costs over a weighted average period of 2.1 years.

Activity under the PSUs during the six months ended March 31, 2022 is summarized below:

(in thousands, except per share data)	Number of shares	Weighted average grant date fair value	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding at September 30, 2021	10	$3.59	2.3	$1,016
Performance stock units granted	342	80.31	—	—
Performance stock units forfeited	(1)	3.34	—	—
Outstanding at March 31, 2022	351	$81.21	2.1	$17,328
Vested or expected to vest and exercisable at March 31, 2022	351	$81.21	2.1	$17,328

Restricted Stock Units
Restricted stock primarily consists of restricted stock unit awards (RSUs) which have been granted to employees. The value of an RSU award is based on the Company’s stock price on the date of grant. The shares underlying the RSU awards are not issued until the RSUs vest. Upon vesting, each RSU converts into one share of the Company’s common stock.
Activity with respect to the Company’s restricted stock units during the six months ended March 31, 2022 was as follows:

(in thousands, except per share data)	Number of Shares	Weighted average grant date fair value per share	Weighted average remaining contractual term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2021	698	$73.27	2.7	$74,613
Restricted stock units granted	807	79.26	—	—
Restricted stock units vested	(164)	72.93	—	—
Restricted stock units forfeited	(66)	73.95	—	—
Outstanding at March 31, 2022	1,275	$85.41	3.2	$62,971
Expected to vest at March 31, 2022	1,275	$85.41	3.2	$62,971

As of March 31, 2022, there was $114.7 million of total unrecognized compensation cost related to these issuances that is expected to be recognized over a weighted average period of 3.1 years.
2018 Employee Stock Purchase Plan
On September 26, 2018, the board of directors adopted the 2018 Employee Stock Purchase Plan (the 2018 ESPP). The number of shares reserved for issuance under the 2018 ESPP upon approval was 275,225 shares of the Company’s common stock, and it increases automatically on the first day of each fiscal year, following the fiscal year in which the 2018 ESPP becomes effective, by a number equal to the least of 249,470 shares, 1% of the shares of common stock outstanding at that time, or such number of shares determined by the Company’s board of directors. The number of shares reserved for issuance as at March 31, 2022 is as follows:

(In thousands)	Shares available
Outstanding at September 30, 2021	355
Additional shares authorized	249
Shares issued during the period	(50)
Outstanding at March 31, 2022	554

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
Unless otherwise determined by the board of directors, the Company’s common stock will be purchased for the accounts of employees participating in the 2018 ESPP at a price per share that is the lesser of 85% of the fair market value of the Company’s common stock on the first trading day of the offering period. During the three and six months ended March 31, 2022 and 2021, activity under the 2018 ESPP was immaterial.

Abveris Acquisition
As discussed further in Note 14 “Business acquisition”, on December 1, 2021, the Company completed the acquisition of Abveris and granted certain equity awards to new employees. These equity awards include up to 231,876 restricted shares of the Company’s common stock which are issuable based on achievement of the 2022 calendar revenue target, which have an aggregate grant date fair value of $20.1 million. In addition, all employees must remain employed through the payout date, and certain employees have an additional vesting period of up to two years from the acquisition date. The vesting upon achievement of the 2022 calendar revenue target is considered a performance condition, and the effects of that performance condition are not reflected in the grant date fair value of the awards. The Company used the stock price as of December 1, 2021 for the fair value of restricted shares. As of March 31, 2022, the Company determined that 231,876 shares are expected to vest based on the probability of the performance condition that will be achieved under this equity award program. The Company reassesses the probability of the performance condition at each reporting period and adjusts the compensation cost based on the probability assessment. The Company recorded approximately $4.5 million in stock-based compensation expense for the six months ended March 31, 2022 related to these awards. The grant date fair value was determined to be $87.06 per share for restricted shares. As of March 31, 2022, the unrecognized compensation costs related to these awards were $15.7 million. The Company expects to recognize those costs over a weighted average period of 1.4 years.

12. Net loss per share attributable to common stockholders
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders:

	Three months ended March 31,		Six months ended March 31,
(in thousands, except per share data)	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders	$(60,668)	$(37,919)	$(106,231)	$(70,819)
Denominator:
Weighted average shares used in computing net loss per share, basic and diluted	53,472	48,709	51,673	47,340
Net loss per share attributable to common stockholders, basic and diluted	$(1.13)	$(0.78)	$(2.06)	$(1.50)

The potentially dilutive common shares that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive for the periods presented are as follows:

	Three and six months ended
	March 31,
(in thousands)	2022	2021
Shares subject to options to purchase common stock	2,888	3,466
Shares subject to performance-based stock options	257	37
Unvested restricted stock units	1,626	736
Unvested shares of common stock issued upon early exercise of stock options	694	9
Shares subject to employee stock purchase plan	50	23
Total	5,515	4,271

13. Geographic, product and industry information

The table below sets forth revenues by geographic region, based on ship-to destinations. Americas consists of the United States of America, Canada, Mexico and South America; EMEA consists of Europe, the Middle East, and Africa; and APAC consists of Japan, China, South Korea, India, Singapore, Malaysia, and Australia.

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2022	2021	2022	2021
Americas	$28,458	$18,561	$51,839	$35,896
EMEA	15,204	9,978	29,725	19,036
APAC	4,465	2,665	8,581	4,432
Total	$48,127	$31,204	$90,145	$59,364

The table below sets forth revenues by products.

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2022	2021	2022	2021
Synthetic genes	$14,163	$9,189	$27,688	$18,064
Oligo pools	2,308	1,841	5,496	3,351
DNA libraries	1,967	1,940	3,228	3,041
Antibody discovery	6,587	1,283	11,400	2,386
NGS tools	23,102	16,951	42,333	32,522
Total	$48,127	$31,204	$90,145	$59,364

The table below sets forth revenues by industry.

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2022	2021	2022	2021
Industrial chemicals/materials	$14,082	$8,661	$26,800	$15,793
Academic research	9,485	5,648	17,372	10,549
Healthcare	24,111	16,564	44,971	32,540
Food/agricultural	449	331	1,002	482
Total	$48,127	$31,204	$90,145	$59,364

14. Business acquisition
On December 1, 2021, the Company acquired all of the outstanding stock of AbX Biologics, Inc. (“Abveris”), a privately-held company providing in vivo antibody discovery services. Abveris offers animal-based antibody discovery and screening services for its customers using the Berkeley Lights Beacon Platform and its proprietary DiversimAb and DivergimAb mouse models, which the Company can humanize using its antibody optimization solution.
The acquisition date fair value of the consideration transferred for Abveris was $102.6 million, consisting of cash totaling $9.5 million, 759,601 shares of the Company’s common stock valued at $66.1 million based on the Company’s closing stock price on December 1, 2021, employee stock awards issued to certain Abveris employees valued at $6.4 million, contingent consideration of $8.5 million, holdbacks of $12.8 million, and an estimated net working capital adjustment of $0.7 million.
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

The Company maintains an indemnity and adjustment holdback for the purposes of providing security against any adjustment to the amounts at closing. The indemnity holdback period extends for 18 months from the anniversary of the closing date. The indemnity holdback will be settled by transferring up to 128,351 shares of the Company’s stock, 15,304 options of the Company’s common stock and an immaterial amount of cash. The fair value of the indemnity holdback was $12.5 million as of the acquisition date. The adjustment holdback will be settled by transferring up to 3,416 shares of the Company’s stock, 408 options of the Company’s common stock and an immaterial amount of cash. The holdback adjustment liability was $0.3 million as of the acquisition date.
Additionally, a working capital adjustment of $0.7 million decreased the total purchase price. The purchase price continues to be subject to adjustment for working capital adjustments as allowed under terms of the agreement.
Post-combination compensation expense excluded from the purchase price includes employee stock awards issued to certain Abveris employees valued at $41.0 million. This includes awards valued at $17.7 million which vest over a two years service period following the acquisition date and awards valued at $3.2 million with no future vesting requirements, which were deemed accelerated by the Company at the acquisition date and expensed within the three months ended December 31, 2021. Finally, post-combination expense includes awards valued at approximately $20.1 million which vest based on achievement of the calendar year 2022 revenue target and continuing employment through the payout date, and for certain employees, additional continuing employment through the two years anniversary of the acquisition date.
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
The following table summarizes the preliminary fair value amounts of the assets acquired and liabilities assumed as of the acquisition date, as well as the purchase consideration:

(in thousands)	December 1, 2021
Assets acquired
Cash and cash equivalents	$1,306
Accounts receivable	2,309
Other current assets and prepaid expenses	1,654
Property, plant and equipment	1,078
Other non-current assets	2,970
Intangible assets	46,500
Liabilities assumed
Current liabilities	3,549
Non-current liabilities	846
Deferred tax liability	10,545
Fair value of assets acquired and liabilities assumed	$40,877
Goodwill	61,768
Total purchase price	$102,645
Consideration transferred
Cash	$9,467
Company common stock	72,514
Contingent consideration	8,500
Holdback liabilities	12,838
Net working capital adjustment	(674)
Fair value of purchase consideration	$102,645

The following table summarizes the preliminary estimate of the intangible assets as of the acquisition date:

(in thousands except for years)	Estimated Weighted Average Useful Lives in Years	Estimated Fair Value
Developed technology	14	$30,900
Customer relationships	10	14,700
Trade name	3	900
Estimated fair value of acquired intangible assets		$46,500

The Company estimated the fair value of the developed technology intangible asset and a portion of the customer relationships intangible assets using an excess earnings model. An additional portion of the customer relationships intangible assets was valued using the with and without method. The Company estimated the fair value of the trade name intangible asset using a relief from royalty approach. These fair value measurements were based on significant inputs not observable in the market and thus represent a Level 3 measurement. Key assumptions include the level and timing of expected future revenue, conditions and demands specific to each intangible asset over its remaining useful life, and discount rates the Company believes to be consistent with the inherent risks associated with each type of asset, which was approximately 9.6%. The fair value of these intangible assets is primarily affected by the projected revenues, gross margins, operating expenses, the technology obsolescence curve, and the anticipated timing of the projected income associated with each intangible asset coupled with the discount rates used to derive their estimated present values. The Company believes the level and timing of expected future cash flows appropriately reflects market participant assumptions.
The Company included the financial results of Abveris in its condensed consolidated financial statements from the date of acquisition. The Company incurred transaction costs related to the acquisition of $1.5 million, which were recorded as an operating expense on the condensed consolidated statements of operations and comprehensive loss for the six months ended March 31, 2022.

The following table provides a reconciliation of contingent consideration and holdbacks balances from acquisition date to March 31, 2022:

(in thousands)	Contingent consideration	Holdbacks	Total
Balance at December 1, 2021 – acquisition date	$8,500	$12,164	$20,664
Change in fair value during the period	(2,800)	(5,266)	(8,066)
Balance at March 31, 2022	$5,700	$6,898	$12,598

The estimated fair value of the contingent consideration liability decreased as a result of the change in the Company’s stock price from December 31, 2021, and the probability of the attainment of the calendar year 2022 revenue target as calculated using the Monte Carlo simulation model. The estimated fair value of the holdback liability decreased as a result of the change in the Company’s stock price as of December 31, 2021. For the six months ended March 31, 2022, the Company recognized a gain of $8.1 million relating to the change in fair value of acquisition consideration in its condensed consolidated statement of operations.
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

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2022	2021	2022	2021
Revenues	$48,127	$34,211	$92,591	$65,113
Net loss attributable to common stockholders	$(60,668)	$(36,129)	$(105,097)	$(67,608)

Issuance of contingent consideration for iGenomX acquisition
During December 2021, the Company determined that the transition milestones specified in the iGenomX acquisition agreement were completed, and the Company became obligated to issue 59,190 shares of its common stock to satisfy the contingent consideration. The shares of common stock, valued at $4.6 million, were subsequently issued by the Company during January 2022 along with an immaterial cash payment for fractional shares.

15. Investment in variable interest entity
On November 1, 2021, the Company contributed certain assets and licensed certain intellectual property rights to the newly formed Revelar Biotherapeutics, Inc. (“Revelar”), an independently operated, new biotechnology company, to develop and commercialize an antibody, discovered and optimized by Twist Biopharma, a division of the Company, that neutralizes all known variants of concern of the SARS-CoV-2 virus in preclinical studies. The Company granted a license to Revelar for the exclusive development of an antibody lead along with a series of back up compounds for the potential treatment of SARS-CoV-2. The Company is eligible to receive success-based milestone payments totaling over $100.0 million for the achievement of key development, regulatory and commercial milestones, as well as mid-single digit royalties on any future net sales. The Company’s receipt of such payments, if any, will depend on Revelar’s ability to successfully develop and commercialize compounds, obtain and maintain necessary regulatory approvals, complete clinical site initiation and finalize clinical trial agreements, none of which can be assured. In addition, Revelar may license up to five additional antibody therapeutics over the next four years, each of which will be subject to additional upfront, milestone and royalty payments to the Company. The Company committed to invest up to $10.0 million in seed funding based on Revelar’s progress in the development of the lead antibody and the potential licensing of additional antibody therapeutics, of which the Company has invested $5.0 million in a simple agreement for future equity (“SAFE”) as of the date of these consolidated financial statements. In exchange for the assignment of certain contractual rights and the license to the antibody, and its back-up compounds, the Company received stock of Revelar amounting to an ownership percentage as of the date of these financial statements of 49.80%, excluding shares and options reserved for future stock awards and further excluding shares that Revelar may issue to the Company upon conversion of its SAFEs.
The Company determined that Revelar is a VIE as the entity lacks sufficient equity to finance its activities without additional support. Additionally, the Company determined that it has (a) the power to direct the activities that significantly impact Revelar’s economic performance and (b) the obligation to absorb losses of, and the right to receive benefits from, Revelar that are potentially significant to Revelar. As a result, the Company is deemed to be the primary beneficiary of Revelar and is required to consolidate Revelar in accordance with ASC 810.
Revelar incurred a net loss of approximately $3.9 million and $7.0 million for the three and six months ended March 31, 2022, and the decrease in net assets was fully absorbed by the Company.
Total assets included on the consolidated balance sheet for Revelar as of March 31, 2022 were $6.5 million, primarily consisting of cash and cash equivalents. Total liabilities included on the consolidated balance sheet for Revelar as of December 31, 2021 were $6.0 million, primarily consisting of accounts payable and accrued expenses.

On February 3, 2022, the Company purchased an additional SAFE issued by Revelar for $2.5 million pursuant to the Asset License and Contract Assignment Agreement between the parties. In exchange for the SAFE, the Company obtained the right to receive shares of Revelar issued in a future preferred stock financing.

On April 6, 2022, the Company purchased an additional SAFE issued by Revelar for $2.5 million pursuant to the Asset License and Contract Assignment Agreement between the parties. In exchange for the SAFE, the Company obtained the right to receive shares of Revelar issued in a future preferred stock

* * * * *

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
We have grown rapidly and generated revenues of $48.1 million and $31.2 million in the three months ended March 31, 2022 and 2021, respectively, while incurring net losses of $60.7 million and $37.9 million for the three months ended March 31, 2022 and 2021, respectively. Since our inception, we have incurred significant operating losses. To support our growth, we have increased our number of employees and increased investment in our manufacturing capabilities. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the success of our existing products and development and commercialization of additional products in the synthetic biology industry, biologic drug industry and the data storage industry.
For the three months ended March 31, 2022 and 2021, we served approximately 2,000 and 1,700 customers, respectively.
Highlights from three months ended March 31, 2022 compared with three months ended March 31, 2021 included:
•Revenue growth of 54% to $48.1 million from $31.2 million, primarily due to order growth in NGS tools, synthetic genes and antibody discovery; and
•Our gross margins were 38% and 39%, respectively.

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

In the three months ended March 31, 2022, our net revenues increased to $48.1 million from net revenues of $42.0 million in the three months ended December 31, 2021. Our synthetic gene revenue of $14.2 million in the three months ended March 31, 2022 increased from $13.5 million in the three months ended December 31, 2021 due to an increase in our customer base across all industries. Our antibody discovery revenue of $6.6 million in the three months ended March 31, 2022 increased from $4.8 million in the three months ended December 31, 2021 due to growth in our revenues from our recent Abveris acquisition. Our revenues from NGS tools increased to $23.1 million in the three months ended March 31, 2022, from $19.2 million in the three months ended December 31, 2021, due to an increase in revenue from our top customers and customer count growth in fiscal year 2022. Our selling, general and administrative expenses, or SG&A, increased to $54.0 million in the three months ended March 31, 2022 from $51.1 million in the three months ended December 31, 2021, due to an increase in payroll expenses, including stock-based compensation. Our research and development expenses increased from $22.6 million in the three months ended December 31, 2021 to $31.2 million in the three months ended March 31, 2022 due to an increase in payroll expenses related to increased headcount, stock-based compensation and production material costs and the timing of a grant reimbursement.

COVID-19 considerations
During the three months ended March 31, 2022, our revenues were not significantly affected by the COVID-19 pandemic. However, the extent to which the COVID-19 pandemic affects our future financial results and operations will depend on future developments which are highly uncertain and cannot be predicted, including the recurrence, severity and/or duration of the ongoing pandemic, and current or future domestic and international actions to contain and treat COVID-19.
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

Financial overview
The following table summarizes certain selected historical financial results:

	Three months ended		Six months ended
	March 31,		March 31,
(in thousands)	2022	2021	2022	2021
Revenues	$48,127	$31,204	$90,145	$59,364
Loss from operations	(60,802)	(38,004)	(116,742)	(70,798)
Net loss attributable to common stockholders	(60,668)	(37,919)	(106,231)	(70,819)

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

	Three months ended March 31,				Six months ended March 31,
(in thousands, except percentages)	2022	%	2021	%	2022	%	2021	%
Americas	$28,458	59%	$18,561	59%	$51,839	57%	$35,896	60%
EMEA	15,204	32%	9,978	32%	29,725	33%	19,036	32%
APAC	4,465	9%	2,665	9%	8,581	10%	4,432	8%
Total revenues	$48,127	100%	$31,204	100%	$90,145	100%	$59,364	100%

Revenues by product
The table below sets forth revenues by product:

	Three months ended March 31,				Six months ended March 31,
(in thousands, except percentages)	2022	%	2021	%	2022	%	2021	%
Synthetic genes	$14,163	29%	$9,189	29%	$27,688	31%	$18,064	30%
Oligo pools	2,308	5%	1,841	6%	5,496	6%	3,351	6%
DNA libraries	1,967	4%	1,940	6%	3,228	3%	3,041	5%
Antibody discovery	6,587	14%	1,283	4%	11,400	13%	2,386	4%
NGS tools	23,102	48%	16,951	54%	42,333	47%	32,522	55%
Total revenues	$48,127	100%	$31,204	100%	$90,145	100%	$59,364	100%

Revenues by industry
The table below sets forth revenues by industry:

	Three months ended March 31,				Six months ended March 31,
(in thousands, except percentages)	2022	%	2021	%	2022	%	2021	%
Industrial chemicals/materials	$14,082	29%	$8,661	28%	$26,800	30%	$15,793	26%
Academic research	9,485	20%	5,648	18%	17,372	19%	10,549	18%
Healthcare	24,111	50%	16,564	53%	44,971	50%	32,540	55%
Food/agriculture	449	1%	331	1%	1,002	1%	482	1%
Total revenues	$48,127	100%	$31,204	100%	$90,145	100%	$59,364	100%

Product shipments including synthetic genes
Shipments of all products and number of genes shipped in the three months ended March 31, 2022, December 31, 2021, September 30, 2021, June 30, 2021, March 31, 2021, December 31, 2020, September 30, 2020, and June 30, 2020 were as follows:

	Three months ended
	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,
(in thousands)	2022	2021	2021	2021	2021	2020	2020	2020
Number of genes shipped	124	125	91	107	90	84	87	83
Number of shipments	14	13	12	14	11	9	8	7

Comparison of the three months ended March 31, 2022 and 2021
Revenues

	Three months ended March 31,
(in thousands, except percentages)	2022	2021	Change	%
Revenues	$48,127	$31,204	$16,923	54%

In the three months ended March 31, 2022, revenues increased to $48.1 million from $31.2 million in the three months ended March 31, 2021. The revenue increase reflects growth in synthetic genes revenue of $4.9 million, NGS tools revenue of $6.1 million and antibody discovery revenue of $5.3 million. Our synthetic genes revenue grew mainly due to growth in our customers across all industries including industrial chemicals, healthcare and academic research. In the three months ended March 31, 2022, we shipped approximately 124,000 genes compared to approximately 90,000 genes in the three months ended March 31, 2021, an increase of 38%. Synthetic gene pricing to our customers was relatively constant period-over-period. The primary reason for NGS tools revenue growth was the adoption of our product by a larger customer base. We do not believe that pricing changes had a meaningful impact on the revenue changes for NGS tools period-over-period. The antibody discovery revenue increased due to growth in revenues from both the Abveris acquisition and our antibody discovery project services.
Cost of revenues

	Three months ended March 31,
(in thousands, except percentages)	2022	2021	Change	%
Cost of revenues	$29,714	$19,028	$10,686	56%

In the three months ended March 31, 2022, cost of revenues increased to $29.7 million from $19.0 million in the three months ended March 31, 2021. The increase was primarily due to an increase in the consumption of reagents and production materials costs of $5.8 million associated with the increased production due to higher sales volumes and product shipments. The increase in payroll and stock-based compensation expense of $2.5 million was due to increased expenses related to supporting new product portfolio launches and an increase in volume of products shipped. Depreciation expense increased by $0.7 million, information technology costs increased by $0.4 million, outside services increased by $0.2 million and maintenance costs increased by $0.3 million.
Research and development expenses

	Three months ended March 31,
(in thousands, except percentages)	2022	2021	Change	%
Research and development	$31,231	$15,791	$15,440	98%

In the three months ended March 31, 2022, research and development expenses increased to $31.2 million from $15.8 million in the three months ended March 31, 2021. The increases were primarily in payroll and stock-based compensation expense of $8.0 million associated with increasing our research and development headcount, in the consumption of reagents and production materials costs of $4.2 million due to an increase in research activities, in outside services and consulting costs of $3.1 million, primarily associated with the development activities for our data storage technology, and in facility costs of $0.5 million. The grant reimbursements are netted against our research and development expenses and in the three months ended March 31, 2022, were $1.0 million as compared to $0.3 million in the three months ended March 31, 2021, reflecting the timing of the reimbursements.
Selling, general and administrative

	Three months ended March 31,
(in thousands, except percentages)	2022	2021	Change	%
Selling, general and administrative	$53,998	$34,389	$19,609	57%

In the three months ended March 31, 2022, selling, general and administrative expenses increased to $54.0 million from $34.4 million in the three months ended March 31, 2021, primarily due to increases in payroll expenses of $14.6 million related to increased headcount in our commercial organization, and included $7.9 million higher stock-based compensation expenses and $1.5 million higher sales commission. Outside services and consulting costs increased by $1.1 million, legal costs by $0.3 million, depreciation and amortization expenses by $1.1 million, travel costs by $0.6 million and rent expense by $1.7 million, mainly due to our Wilsonville facility lease expense.
Change in fair value of contingent consideration and holdbacks

	Three months ended March 31,
(in thousands, except percentages)	2022	2021	Change	%
Change in fair value of contingent consideration and holdbacks	$(6,014)	$—	$(6,014)	(100)%

In the three months ended March 31, 2022, we recognized the change in the fair value of $6.0 million associated with the contingent consideration and holdbacks related to the acquisitions of Abveris as a result of the change of our stock price as of March 31, 2022.
Interest, and other income (expense), net

	Three months ended March 31,
(in thousands, except percentages)	2022	2021	Change	%
Interest income	$259	$157	$102	65%
Interest expense	(29)	(95)	(66)	(69)%
Other income (expense)	(245)	84	(329)	(392)%
Total interest and other income (expense), net	$(15)	$146	$(293)	(110)%

In the three months ended March 31, 2022, interest income was $0.3 million compared to $0.2 million in the three months ended March 31, 2021, resulting from our short-term and long-term investments. The decrease in interest expense was related to the reduction in the amount of debt outstanding under our credit facility with Silicon Valley Bank.
Benefit from (provision for) income taxes

	Three months ended March 31,
(in thousands, except percentages)	2022	2021	Change	%
Benefit from (provision for) income taxes	$149	$(61)	$(210)	(344)%

We recorded an income tax benefit of $0.1 million in the three months ended March 31, 2022 mainly as a result of the business acquisition of Abveris. In the three months ended March 31, 2021, we recorded income tax expense of less than $0.1 million.

Comparison of the six months ended March 31, 2022 and 2021
Revenues

	Six months ended March 31,
(in thousands, except percentages)	2022	2021	Change	%
Revenues	$90,145	$59,364	$30,781	52%

In the six months ended March 31, 2022, revenues increased to $90.1 million from $59.4 million in the six months ended March 31, 2021. The revenue increase reflects growth in synthetic genes revenue of $9.6 million, NGS tools revenue of $9.8 million, oligo pools revenue of $2.1 million and antibody discovery revenue of $9.0 million. Our synthetic genes revenue grew mainly due to growth in our customers across all industries including industrial chemicals, healthcare and academic research. In the six months ended March 31, 2022, we shipped approximately 249,000 genes compared to approximately 174,000 genes in the six months ended March 31, 2021, an increase of 43%. Synthetic gene pricing to our customers was relatively constant period-over-period. The primary reason for NGS tools revenue growth was the adoption of our product by a larger customer base. We do not believe that pricing changes had a meaningful impact on the revenue changes for NGS tools period-over-period. The antibody discovery revenue increased due to growth in revenues from both the Abveris acquisition and our antibody discovery project services.
Cost of revenues

	Six months ended March 31,
(in thousands, except percentages)	2022	2021	Change	%
Cost of revenues	$56,770	$37,190	$19,580	53%

In the six months ended March 31, 2022, cost of revenues increased to $56.8 million from $37.2 million in the six months ended March 31, 2021. The increase was primarily due to an increase in the consumption of reagents and production materials costs of $10.4 million associated with the increased production due to higher sales volumes and product shipments. The increase in payroll and stock-based compensation expense of $5.2 million was due to increased expenses related to supporting new product portfolio launches and an increase in volume of products shipped. Depreciation expense increased by $1.3 million, information technology costs increased by $0.8 million, outside services costs by $0.3 million, maintenance cost increased by $0.5 million and facility costs increased by $0.3 million.
Research and development expenses

	Six months ended March 31,
(in thousands, except percentages)	2022	2021	Change	%
Research and development	$53,861	$29,791	$24,070	81%

In the six months ended March 31, 2022, research and development expenses increased to $53.9 million from $29.8 million in the six months ended March 31, 2021. The increases were primarily in payroll and stock-based compensation expense of $13.4 million associated with increasing our research and development headcount, an increase in the consumption of reagents and production materials costs of $5.2 million due to an increase in research activities, an increase in outside services and consulting costs of $6.2 million, primarily associated with the development activities for our data storage technology, and an increase in facility costs of $0.8 million. The grant reimbursements, which are netted against our research and development expenses were $3.2 million in the six months ended March 31, 2022, as compared to $1.3 million in the six months ended March 31, 2021, reflecting the timing of the reimbursements.
Selling, general and administrative

	Six months ended March 31,
(in thousands, except percentages)	2022	2021	Change	%
Selling, general and administrative	$105,096	$63,181	$41,915	66%

In the six months ended March 31, 2022, selling, general and administrative expenses increased to $105.1 million from $63.2 million in the six months ended March 31, 2021, primarily due to increases in payroll expenses of $30.2 million related to increased headcount in our commercial organization, and included $16.5 million higher of stock-based compensation expenses and $3.0 million higher sales commission. Outside services, including advisory services, increased by $2.7 million, legal costs by $0.7 million, depreciation and amortization expenses by $1.8 million, online services by $0.6 million, advertising costs by $0.5 million, travel costs by $1.1 million and rent expense by $3.0 million, mainly due to our Wilsonville facility lease expense.

Change in fair value of contingent consideration and holdbacks

	Six months ended March 31,
(in thousands, except percentages)	2022	2021	Change	%
Change in fair value of contingent consideration and holdbacks	$(8,840)	$—	$(8,840)	(100)%

In the six months ended March 31, 2022, we recognized the change in the fair value of $8.1 million and $0.8 million associated with the contingent consideration and holdbacks related to the acquisitions of Abveris and iGenomX, respectively, as a result of the change in our stock price as of March 31, 2022.
Interest, and other income (expense), net

	Six months ended March 31,
(in thousands, except percentages)	2022	2021	Change	%
Interest income	$412	$291	$121	42%
Interest expense	(54)	(213)	(159)	(75)%
Other income (expense)	(401)	8	(409)	(5,113)%
Total interest and other income (expense), net	$(43)	$86	$(447)	(150)%

In the six months ended March 31, 2022, interest income was $0.4 million compared to $0.3 million in the six months ended March 31, 2021, resulting from our short-term and long-term investments. The decrease in interest expense was related to the reduction in the amount of debt outstanding under our credit facility with Silicon Valley Bank.
Benefit from (provision for) income taxes

	Six months ended March 31,
(in thousands, except percentages)	2022	2021	Change	%
Benefit from (provision for) income taxes	$10,554	$(107)	$(10,661)	(9,964)%

We recorded an income tax benefit of $10.6 million in the six months ended March 31, 2022 mainly as a result of the business acquisition of Abveris. In the six months ended March 31, 2021, we recorded income tax expense of $0.1 million.

Liquidity and capital resources
Sources of liquidity
To date, we have financed our operations principally through public equity raises, private placements of our convertible preferred stock, borrowings from credit facilities and revenue from our commercial operations.
Since our inception on February 4, 2013 and through March 31, 2022, we have received an aggregate of $1,333.7 million in net proceeds from the issuance of equity securities and an aggregate of $13.8 million from debt. As of March 31, 2022, we had a balance of $407.6 million of cash and cash equivalents, $166.2 million in short-term investments, and $30.6 million in long-term investments.

Operating capital requirements
Our primary uses of capital are, and we expect will continue to be for the near future, compensation and related expenses, manufacturing costs, laboratory and related supplies, legal and other regulatory expenses and general overhead costs and the capital expenditures for our facility expansion including our “Factory of the Future” in Wilsonville, Oregon. We had $60.3 million in commitments for capital expenditures as of March 31, 2022.

Cash flows
The following table summarizes our sources and uses of cash and cash equivalents:

	Six months ended March 31,
(in thousands)	2022	2021
Net cash used in operating activities	$(88,993)	$(49,481)
Net cash used in investing activities	(239,876)	27,669
Net cash provided by financing activities	270,605	328,372

Operating activities
Net cash used in operating activities was $89.0 million in the six months ended March 31, 2022 and consisted primarily of a net loss of $106.2 million adjusted for non-cash items including depreciation and amortization expenses of $7.1 million, deferred tax liability of $11.0 million, stock-based compensation expense of $40.6 million, change in fair value of contingent consideration of $8.8 million, and a net change in operating assets and liabilities of $12.9 million. The change in operating assets and liabilities was mainly due to increases in accounts receivable of $3.8 million, inventories of $12.8 million and prepaid expenses of $1.4 million, offset by a decrease in other non-current assets of $3.9 million and accrued expenses of $1.9 million.
Net cash used in operating activities was $49.5 million in the six months ended March 31, 2021 and consisted primarily of a net loss of $70.8 million adjusted for non-cash items, including depreciation and amortization expenses of $4.6 million, stock-based compensation expense of $18.6 million, and a net change in operating assets and liabilities of $2.9 million. The change in operating assets and liabilities was mainly due to increases in accounts payable of $3.8 million and other liabilities of $1.1 million, offset by decreases in accounts receivable of $1.3 million, inventory of $3.5 million and prepaid expenses of $2.7 million.
Investing activities
In the six months ended March 31, 2022, our investing activities used net cash of $239.9 million. The use of net cash resulted primarily from the net impact of purchases, sale and maturity of investments of $187.0 million, new businesses acquired of $8.2 million and purchases of laboratory property, equipment and computers of $44.8 million.
In the six months ended March 31, 2021, our investing activities used net cash of $27.7 million. The net cash provided resulted primarily from the net impact of purchases and maturity of investments of $39.7 million and purchases of laboratory property, equipment and computers of $12.0 million.
Financing activities
Net cash provided by financing activities was $270.6 million in the six months ended March 31, 2022, which consisted of $269.8 million in proceeds from a public offering of our common stock, net of underwriting discounts and commissions and offering expenses, $2.4 million from proceeds from issuance of shares under the 2018 ESPP and $4.0 million from the exercise of stock options, offset by $1.6 million in principal payments on long term debt and $4.1 million in repurchases of common stock for income tax withholdings.
Net cash provided by financing activities was $328.4 million in the six months ended March 31, 2021, which consisted of $323.9 million in proceeds from a public offering of our common stock, net of underwriting discounts and commissions and offering expenses, $2.8 million from proceeds from issuance of shares under the 2018 ESPP and $9.1 million from the exercise of stock options, offset by $1.7 million in principal payments on long term debt and $5.8 million in repurchases of common stock for income tax withholdings.

Off-balance sheet arrangements
We do not have any off-balance sheet arrangements.

Contractual obligations and other commitments
Our contractual obligations have not materially changed from those reported in our Annual Report on Form 10-K other than transactions noted below.
On August 6, 2021, Abveris, which was subsequently acquired by us, entered into a 10-year, 5-month operating lease for approximately 22,000 square-feet of office space located in Boston, Massachusetts, to further expand operations. Upon execution of the lease agreement, Abveris provided the landlord an approximate $0.6 million irrevocable letter of credit as a security deposit. Abveris will pay an initial annual base rent of approximately $1.2 million, which is subject to scheduled 2% annual increases, plus certain operating expenses. We have the right to sublease the facility, subject to landlord consent. The lease commenced on March 3, 2022. As of lease commencement date, the total future minimum lease payments under the agreement were $13.2 million.

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
For all of our contracts to date, other than Biopharma contracts, the customer orders a specified quantity of a synthetic DNA sequence; therefore, the delivery of the ordered quantity per the purchase order is accounted for as one performance obligation.
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
We had contract assets of $5.7 million and contract liabilities of $1.6 million as of March 31, 2022. For all periods presented, there was no revenue recognized in a reporting period from performance obligations satisfied in previous periods.
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

Item 3. Quantitative and qualitative disclosures about market risk
Interest rate sensitivity
We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents, and marketable securities of $604.4 million and $477.9 million as of March 31, 2022 and September 30, 2021, respectively, which consisted of primarily of money market funds and marketable securities, largely composed of investment grade, short to intermediate term fixed income securities.
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

Inflation risk

While we have experienced increased operating costs in recent periods, which we believe are due in part to the recent growth in inflation, we do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could adversely affect our business, financial condition and results of operations.

Item 4. Controls and Procedures
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
The Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with the assistance from other members of management, have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022, and based on their evaluation, the CEO and CFO concluded that the disclosure controls and procedures were not effective as of such date due to the material weaknesses in internal control over financial reporting that were disclosed in our Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021.
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
Refer to the management report on internal control over financial reporting for the material weaknesses in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 and continue to exist as of March 31, 2022.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other information

Item 1. Legal proceedings

We are subject to various legal proceedings and claims arising in the ordinary course of business. Although occasional adverse decisions or settlements may occur, management believes that the final disposition of such matters will not have a material adverse effect on our business, financial position, results of operations or cash flows.

Item 1A. Risk factors
Risk Factor Summary
Investing in our common stock involves a high degree of risk. You should carefully consider all information in the Annual Report on Form 10-K and in subsequent reports we file with SEC prior to investing in our common stock. These risks are discussed more fully in the section titled “Risk Factors” below. These risks and uncertainties include, but are not limited to, the following:
•We are subject to risks associated with COVID-19;
•We have incurred net losses in every period to date, and we expect to continue to incur significant losses as we develop our business and may never achieve profitability;
•We may require additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product manufacturing and development and other operations;
•If we are unable to maintain adequate revenue growth or do not successfully manage such growth, our business and growth prospects will be harmed;
•Rapidly changing technology and extensive competition in synthetic biology could make the products we are developing and producing obsolete or non-competitive unless we continue to develop and manufacture new and improved products and pursue new market opportunities;
•The continued success of our business relies heavily on our disruptive technologies and products and our position in the market as a leading provider of synthetic DNA using a silicon chip;
•We depend on one single-source supplier for a critical component for our DNA synthesis process. The loss of this supplier or its failure to supply us with the necessary component on a timely basis, could cause delays in the future capacity of our DNA synthesis process and adversely affect our business;
•We depend on the continuing efforts of our senior management team and other key personnel. If we lose members of our senior management team or other key personnel or are unable to successfully retain, recruit and train qualified researchers, engineering and other personnel, our ability to develop our products could be harmed, and we may be unable to achieve our goals;
•We may engage in strategic transactions, including acquisitions and divestitures that could disrupt our business, cause dilution to our stockholders, reduce our financial resources, or prove not to be successful;
•Our products could in the future be subject to additional regulation by the U.S. Food and Drug Administration or other domestic and international regulatory agencies, which could increase our costs and delay our commercialization efforts, thereby materially and adversely affecting our business and results of operations;
•If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, which would adversely affect our business;
•Our ability to protect our intellectual property and proprietary technology through patents and other means is uncertain; and
•If we are unable to obtain, maintain and enforce intellectual property protection, others may be able to make, use, or sell products and technologies substantially the same as ours, which could adversely affect our ability to compete in the market.
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
Our global operations expose us to risks associated with COVID-19 that has spread globally. The continued spread of COVID-19 and the appearance of variants have led to disruption to business and economic activity and related uncertainty and volatility in the global capital markets, which increases the cost of, and adversely impacts access to, capital and increases economic uncertainty. The COVID-19 pandemic has caused an economic slowdown and will continue to impact business and economic activity globally. While our financial results for the six months ended March 31, 2022 have not been significantly affected by the COVID-19 outbreak, impacts from COVID-19 may, in the future, adversely affect our operations, supply chains, distribution systems and customer demand, including as a result of impacts associated with preventive and precautionary measures that we, other businesses and governments are taking or may take in the future. Due to the health risks caused by the COVID-19 pandemic to employees who operate and monitor our internal controls and due to the previous requirement and potential future requirements that a large number of employees work remotely, the COVID-19 pandemic impact on staffing could cause challenges for the effective operation of our internal controls. The unanticipated loss or unavailability of key employees due to the COVID-19 outbreak could harm our ability to operate or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability. The effectiveness of our sales teams may be negatively impacted by the lack of or reduction in travel resulting in their reduced ability to engage with decision-makers. Our NGS business may be negatively impacted by the sequencing capacity dedicated to COVID-19 related orders. Our shipments may be subject to higher freight costs. Our customers may delay payments for shipments received. A significant portion (approximately 19%) of our business is in the academic markets and the demand for our products in this customer segment has been affected by a reduction in their research grants and may continue to be so affected in the future. Supply chain disruptions may result in the lack of raw materials or component shortages, delay in the release of new products or deliveries of products or compressed margins due to an increase in material costs. Due to these impacts and measures, we may experience significant and unpredictable reductions in demand for our products and our customers may postpone or cancel their existing orders. Due to the COVID-19 pandemic, we and many other employers in the United States and Europe required all employees whose duties can be performed remotely, to work from home and not to go into our offices. This increase in employee telecommuting activity could increase the risk of a security breach of our information technology systems. If the COVID-19 pandemic continues and business and economic conditions persist or worsen, we may experience a decline in sales activities and customer orders or cancelations of existing orders, and it remains uncertain what impact these declines will have on future sales and customer orders once conditions begin to improve. In addition to existing travel restrictions, while many countries have re-opened their borders to U.S. travelers, countries may again impose or expand travel restrictions and impose or resume prolonged quarantines if there is a resurgence of COVID-19 cases, which would significantly impact our ability to support our business operations and customers in those locations and the ability of our employees to access their places of work to produce products, or significantly hamper our products from moving through the supply chain. For example, we may face a shortage of dry ice and other materials which are essential to delivering our products to our customers due to the increased demand for such products due to the COVID-19 vaccination distribution, COVID-19 testing and COVID-19 antibody development. As a result, given the evolving nature of the business and economic conditions in response to the virus, and the uncertainty as to how quickly and effectively mitigation measures, such as vaccines, will be widely available and adopted by the public, the COVID-19 pandemic may negatively affect our revenue growth, and it is uncertain how materially COVID-19 will affect our global operations if these impacts persist or worsen over an extended period of time. Any of these impacts would have an adverse effect on our business, financial condition and results of operations, and at this point, the extent of the impact of COVID-19 remains uncertain. In addition, our ability to raise capital in the future may also be negatively affected.

We have incurred net losses in every period to date, and we expect to continue to incur significant losses as we develop our business and may never achieve profitability.
We have incurred net losses each year since inception and have generated limited revenue from product sales to date. We expect to incur increasing costs as we grow our business. We cannot be certain if or when we will produce sufficient revenue from our operations to support our costs. Even if profitability is achieved, we may not be able to sustain profitability. We incurred net losses of $152.1 million, $139.9 million and $107.7 million for the years ended September 30, 2021, 2020 and 2019, respectively. As of March 31, 2022, we had an accumulated deficit of $716.8 million. We expect to incur substantial losses and negative cash flow for the foreseeable future. We may incur significant losses in the future for a number of reasons, many of which are beyond our control, including the other risks described in this Form 10-Q, the market acceptance of our products, business and economic conditions resulting from the ongoing COVID-19 pandemic, future product development, and our market penetration and margins. In addition, inflationary pressure could adversely impact our financial results by increasing operating costs. We may not fully offset these cost increases by raising prices for our products and services, which could result in downward pressure on our margins. Further, our clients may choose to reduce their business with us if we increase our pricing.

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
Our future capital requirements depend on many factors, including:
•the number and characteristics of any additional products or manufacturing processes we develop or acquire to serve new or existing markets;
•the scope, progress, results and costs of researching and developing future products or improvements to existing products or manufacturing processes, including increasing our manufacturing capabilities;
•the cost of manufacturing our DNA synthesis equipment and tools, our NGS sample preparation kits, and any future products we successfully commercialize;
•our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;
•the costs of expanding our sales and marketing capabilities in the United States and in other geographies;
•any lawsuits related to our products or commenced against us or any regulatory actions or proceedings commenced;
•the expenses needed to attract and retain skilled personnel;

•the costs associated with being a public company;
•the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and
•the timing, receipt and amount of sales of, or royalties on, any future approved products, if any.
Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to:
•delay, limit, reduce or terminate our manufacturing, research and development activities; or
•delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to generate revenue and achieve profitability.
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
Our customers’ spending on research and development impacts our sales and profitability. Our customers and potential customers include chemicals/materials, diagnostics, therapeutics, food/agriculture, and their budgets can have a significant effect on the demand for our products. Their research and development budgets are based on a wide variety of factors, including factors beyond our control, such as:
•the allocation of available resources to make purchases;
•funding from government sources;
•funding from research grants;
•changes in government programs that provide funding to research institutions and companies;
•the spending priorities among various types of research equipment;
•policies regarding capital expenditures during recessionary periods;
•political climate or macroeconomic conditions, including economic downturns or market uncertainty or reduced spending in response to emergency situations, such as the outbreak of COVID-19;
•changes in the regulatory environment;
•differences in budgetary cycles;
•inflationary pressures; and
•market acceptance of relatively new technologies, such as ours.
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

Our ability to achieve profitability depends on our being able to increase our market share and expand our customer base. Although members of our sales and marketing teams have considerable industry experience and have engaged in marketing activities for our products, in the future we must expand our sales, marketing, distribution and customer support capabilities with the appropriate technical expertise to effectively market our products. Furthermore, it takes six to nine months to recruit, onboard and ramp sales personnel to full capability. New hires and sales personnel who operate at full capability are currently encountering challenging sales conditions due to business and operational difficulties arising from the COVID-19 pandemic, and may not be fully productive while these conditions persist or worsen. To perform sales, marketing, distribution and customer support successfully, we will face a number of risks, including that:
•we may not be able to attract, retain and manage the sales, marketing and service workforce necessary to publicize and gain broader market acceptance of our technology;
•the time and cost of establishing a specialized sales, marketing and service force for a particular product or service, which may be difficult to justify in light of the revenue generated;
•our field sales personnel may not be able to access our customers’ premises which could delay the adoption and ordering of our products; and
•our sales, marketing and service force may be unable to initiate and execute successful commercialization activities with respect to new products or markets we may seek to enter.
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
As a result of a referendum in June 2016, the U.K. withdrew from the E.U. (“Brexit”) on January 31, 2020. It began a transition period in which to negotiate a new trading relationship for goods and services that ended on December 31, 2020. During the time since the June 2016 referendum, there have been periods of significant volatility in the global stock markets and currency exchange rates, as well as challenging market conditions in the U.K. On December 24, 2020, the U.K. and E.U. announced they had entered into a post-Brexit deal on certain aspects of trade and other strategic and political issues. We are continuing to evaluate our own risks and uncertainty related to ascertain what financial, trade, regulatory and legal implications this new Brexit trade deal could have on our U.K. and European business operations. This uncertainty also includes the impact on our customers’ business operations and capital planning as well as the overall impact on the biotechnology industry in the U.K. While we have not experienced any direct material financial impact since the 2016 referendum, we cannot predict its future implications, and Brexit and its related effects could result in a negative impact on our consolidated financial position and results of operations.
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
The loss of this component provided by this supplier could require us to change the design of our manufacturing process based on the functions, limitations, features and specifications of the replacement components. In addition, the lead time needed to establish a relationship with a new supplier can be lengthy, and we may experience delays in meeting demand in the event we must switch to a new supplier. The time and effort to qualify a new supplier could result in additional costs, diversion of resources or reduced manufacturing yields, any of which would negatively impact our operating results. Further, we may be unable to enter into agreements with a new supplier on commercially reasonable terms, which could have a material adverse impact on our business. Our dependence on this single-source supplier exposes us to certain risks, including the following:
•our supplier may cease or reduce production or deliveries, raise prices or renegotiate terms;
•we may be unable to locate a suitable replacement on acceptable terms or on a timely basis, if at all;
•if there is a disruption to our single-source supplier’s operations, and if we are unable to enter into arrangements with alternative suppliers, we will have no other means of completing our synthesis process until they restore the affected facilities or we or they procure alternative manufacturing facilities or sources of supply;
•delays caused by supply issues may harm our reputation, frustrate our customers and cause them to turn to our competitors for future projects; and
•our ability to progress our DNA synthesis products could be materially and adversely impacted if the single-source supplier upon which we rely were to experience a significant business challenge, disruption or failure due to issues such as financial difficulties or bankruptcy, issues relating to other customers such as regulatory or quality compliance issues, or other financial, legal, regulatory, operational or reputational issues.

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
We must continue to secure and maintain sufficient and stable supplies of raw materials. Any shortage of raw materials or materials necessary for our production capabilities may adversely affect our business.
Although historically we have not experienced price increases due to unexpected shortages in raw materials or other materials and other unanticipated events, there is no assurance that our supply of raw materials or other materials will not be significantly adversely affected in the future, which may in turn adversely affect our business, prospects, financial condition and results of operation.

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
We typically do not enter into agreements with our suppliers but secure our raw materials and component parts we use in our equipment on a purchase order basis. Our suppliers may reduce or cease their supply of raw materials, component parts and outsourced services and products to us at any time in the future. If the supply of raw materials, component parts and the outsourced services and products is interrupted due to shortages or other reasons, our production processes may be delayed. If any such event occurs, our operation and financial position may be adversely affected.

A deterioration of our relationship with any of our suppliers, or problems experienced by these suppliers, could lead to shortages in our production capacity for some or all of our products. In such case, we may not be able to fulfill the demand of existing customers or supply new customers. In addition, shortages of raw materials or component parts or an increase in the cost of the raw materials or component parts we use could result in decreased revenue or could impair our ability to maintain or expand our business.

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
If we are unable to manage this growth and the periodic ISO recertification of our manufacturing facilities effectively, our shipments to our customers could be impacted, our time and resources could be diverted from other products and offerings and our business and operating results could suffer. In addition, if we fail to timely deliver products or meet quantity requirements under our contracts with customers, we may offer discounts to them, and customers' minimum purchase requirements, if applicable, may be reduced. Our ability to manage our operations and costs, including research and development, costs of components, manufacturing, sales and marketing, requires us to continue to enhance our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. Failure to attract and retain sufficient numbers of talented employees will further strain our human resources and could impede our growth.

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
We may be subject to significant pricing pressures and if we are unable to pass on any cost increase to our customers, our business, financial position and results of operations could be adversely affected.

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
As of March 31, 2022, we owned 34 issued U.S. patents and 25 issued international patents; three in China, three in Europe, seven in South Korea, four in Taiwan, four in Japan, one in Eurasia, one in Singapore, one in Israel, and one in Hong Kong. There are 297 pending patent applications, including 85 in the United States, 193 international applications and 19 applications filed under the Patent Cooperation Treaty. Additionally, we have exclusively licensed a patent portfolio containing 10 issued patents, including one U.S. patent and nine international patents, and 12 pending applications, including three in the U.S. and nine international applications. We have also licensed a patent portfolio containing two pending applications, including one in the US and one PCT. We have further licensed another patent portfolio containing two issued US patents, three international patents, and five pending applications (one in the US and four international applications).
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
We may be involved in lawsuits to protect or enforce our patents and proprietary rights, to determine the scope, coverage and validity of others’ proprietary rights, or to defend against third-party claims of intellectual property infringement that could require us to spend significant time and money and could prevent us from selling our products or impact our stock price.
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
Patent infringement suits can be expensive, lengthy and disruptive to business operations and the outcome following legal assertions of invalidity and unenforceability is unpredictable. We could incur substantial costs and divert the attention of our management and technical personnel in prosecuting or defending against any claims and may harm our reputation. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. There can be no assurance that we will prevail in any suit initiated against us by third parties, successfully settle or otherwise resolve patent infringement claims. If we are unable to successfully settle claims on terms acceptable to us, we may be required to engage in or continue costly, unpredictable and time- consuming litigation and may be prevented from or experience substantial delays in marketing our technologies and products. Furthermore, parties making claims against us may be able to obtain injunctive or other relief, which could block our ability to develop, commercialize and sell products, and could result in the award of substantial damages against us, including treble damages and attorneys’ fees and costs in the event that we are found to be a willful infringer of third-party patents.
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
Our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include:
•providing for a classified board of directors with staggered, three-year terms;
•authorizing our board of directors to issue preferred stock with voting or other rights or preferences that could discourage a takeover attempt or delay changes in control;
•prohibiting cumulative voting in the election of directors;
•providing that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;
•prohibiting the adoption, amendment or repeal of our amended and restated bylaws or the repeal of the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors without the required approval of at least 66.67% of the shares entitled to vote at an election of directors;
•prohibiting stockholder action by written consent;
•limiting the persons who may call special meetings of stockholders; and
•requiring advance notification of stockholder nominations and proposals.
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
Factors that could cause the market price of our common stock to fluctuate significantly include:
•actual or anticipated fluctuations in our financial condition and operating results, including fluctuations in our quarterly and annual results;
•announcements of technological innovations by us or our competitors;
•overall conditions in our industry and the markets in which we operate;
•addition or loss of significant customers, or other developments with respect to significant customers;
•changes in laws or regulations applicable to our products;
•actual or anticipated changes in our growth rate relative to our competitors;
•announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•additions or departures of key personnel;
•competition from existing products or new products that may emerge;
•issuance of new or updated research or reports by securities analysts;
•fluctuations in the valuation of companies perceived by investors to be comparable to us;
•disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain intellectual property protection for our technologies;

•announcement or expectation of additional financing efforts;
•sales of our common stock by us or our stockholders;
•the addition or removal of our stock to or from a stock index fund;
•share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•the expiration of contractual lock-up agreements with our executive officers, directors and stockholders, which we have entered into and may enter into in the future from time to time;
•general economic and market conditions, including economic downturns or uncertainty in financial markets; and
•other factors beyond our control, such as terrorism, war, natural disasters and pandemics.
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
In addition, as permitted by Section 145 of the DGCL, our amended and restated bylaws and our indemnification agreements that we have entered into with our directors and officers provide that:
•we will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law which provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful;
•we may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law;

•we are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification;
•we will not be obligated pursuant to our amended and restated bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our board of directors or brought to enforce a right to indemnification;
•the rights conferred in our amended and restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons; and
•we may not retroactively amend our amended and restated bylaw provisions to reduce our indemnification obligations to directors, officers, employees and agents.

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

›Item 6. Exhibits

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

101
The following materials from Twist Bioscience Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.
Filed herewith

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included in Exhibit 101).	Filed herewith

†	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Twist Bioscience Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, regardless of any general incorporation language contained in any filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 6, 2022	Twist Bioscience Corporation

	By:	/s/ James M. Thorburn
James M. Thorburn
Chief Financial Officer
(Authorized officer)