Form 10-Q
period 2022-06-30
Twist Bioscience Corp
filed 2022-08-08
CIK 1581280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022
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

The number of shares of the Registrant’s common stock outstanding as of August 4, 2022, was 56,363,518.

TWIST BIOSCIENCE CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

Forward-looking statements
This Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, or Form 10-Q, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements relate to, among other matters, plans for product development and licensing to third parties, plans and timeframe for the commercial development of DNA data storage capabilities, expectations regarding market penetration, anticipated customer conversions to our products, plans to expand in the international markets, identification and development of potential antibody candidates for the treatment of COVID-19 and other diseases, and the anticipated timeframe for remediating the material weakness in internal control over financial reporting. Forward-looking statements are also identified by the words “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” and variations of such words and similar expressions. You should not rely upon forward-looking statements as predictions of future events. Such statements are based on management’s expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results, events or circumstances to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include:
•our ability to increase our revenue and our revenue growth rate;
•our ability to accurately estimate capital requirements and our needs for additional financing;
•our estimates of the size of our market opportunities;
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
•the effects of natural or man-made catastrophic events including those resulting from the novel strain of coronavirus that causes coronavirus disease 2019, or COVID-19;
•the effectiveness of our internal controls;
•changes in government regulation affecting our business;
•uncertainty as to economic and market conditions and the impact of adverse economic conditions, including inflationary pressures and rising interest rates; and

•other risk factors included under the section titled “Risk Factors.”

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

PART I. Financial information

Item 1. Financial statements

Twist Bioscience Corporation
Condensed Consolidated Balance Sheets (unaudited)

(In thousands)	June 30, 2022	September 30, 2021
Assets
Current assets:
Cash and cash equivalents	$376,249	$465,829
Short-term investments	151,342	12,034
Accounts receivable, net	41,195	28,549
Inventories	43,022	31,800
Prepaid expenses and other current assets	12,309	8,283
Total current assets	$624,117	$546,495
Property and equipment, net	127,011	44,122
Operating lease right-of-use assets	76,165	61,580
Goodwill	85,811	22,434
Intangible assets, net	61,115	18,262
Restricted cash, non-current	1,572	1,530
Other non-current assets	3,872	7,674
Total assets [1]	$979,663	$702,097
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$21,014	$14,900
Accrued expenses	9,499	6,437
Accrued compensation	27,698	22,327
Current portion of operating lease liability	14,352	8,213
Current portion of long-term debt	—	1,552
Other current liabilities	20,123	9,623
Total current liabilities	$92,686	$63,052
Operating lease liability, net of current portion	64,244	53,156
Other non-current liabilities	2,056	5,068
Total liabilities [1]	$158,986	$121,276
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.00001 par value—100,000 and 100,000 shares authorized at June 30, 2022 and September 30, 2021, respectively; 56,344 and 49,499 shares issued and outstanding at June 30, 2022 and September 30, 2021, respectively	$—	$—
Additional paid-in capital	1,599,355	1,190,828
Accumulated other comprehensive income	(1,377)	546
Accumulated deficit	(777,301)	(610,553)
Total stockholders’ equity	$820,677	$580,821
Total liabilities and stockholders’ equity	$979,663	$702,097
[1] The Company’s consolidated assets as of June 30, 2022 include $7,429 in assets of the variable interest entity, or “VIE”, that can only be used to settle obligations of the VIE. Cash as of June 30, 2022 was $6,989; prepaid expenses as of June 30, 2022 were $433 and deposits as of June 30, 2022 were $7. The Company’s consolidated liabilities as of June 30, 2022 were $10,494 in liabilities of the VIE who creditors have no recourse to the Company. These liabilities include accounts payable of $6,412 as of June 30, 2022; accrued expenses and other current liabilities of $2,082 as of June 30, 2022; and other non-current liabilities of $2,000 as of June 30, 2022.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three months ended June 30,		Nine months ended June 30,
(In thousands, except per share data)	2022	2021	2022	2021
Revenues	$56,113	$35,018	$146,259	$94,382
Operating expenses:
Cost of revenues	$30,974	$20,933	$87,744	$58,123
Research and development	36,840	19,838	90,701	49,629
Selling, general and administrative	53,693	34,478	158,790	97,658
Change in fair value of contingent considerations and holdbacks	(4,231)	$1,887	$(13,071)	$1,887
Total operating expenses	$117,276	$77,136	$324,164	$207,297
Loss from operations	$(61,163)	$(42,118)	$(177,905)	$(112,915)
Interest income	722	86	1,134	377
Interest expense	—	(70)	(54)	(284)
Other income (expense), net	(225)	(312)	(626)	(305)
Loss before income taxes	$(60,666)	$(42,414)	$(177,451)	$(113,127)
Benefit from income taxes	149	$2,377	$10,703	$2,271
Net loss attributable to common stockholders	$(60,517)	$(40,037)	$(166,748)	$(110,856)
Other comprehensive loss:
Change in unrealized loss on investments	$(404)	(12)	$(1,794)	(10)
Foreign currency translation adjustment	(498)	250	(129)	351
Comprehensive loss	(61,419)	(39,799)	(168,671)	(110,515)
Net loss per share attributable to common stockholders—basic and diluted	$(1.08)	$(0.82)	$(3.15)	$(2.32)
Weighted average shares used in computing net loss per share attributable to common stockholders—basic and diluted	56,287	48,963	53,005	47,881

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

	Common stock		Additional paid-in capital	Accumulated Other comprehensive income	Accumulated deficit	Total stockholders' equity
(In thousands)	Shares	Amount
Balances as of March 31, 2022	56,234	$—	$1,580,620	$(475)	$(716,784)	$863,361
Issuance of common stock in public offering, net of underwriting discounts and commissions and offering expenses of $17,676	—	—	6	—	—	6
Vesting of restricted stock units	100	—	—	—	—	—
Exercise of stock options	48	—	766	—	—	766
Repurchases of common stock for income tax withholding	(38)	—	(2,080)	—	—	(2,080)
Stock-based compensation	—	—	20,043	—	—	20,043
Other comprehensive income	—	—	—	(902)	—	(902)
Net loss	—	—	—	—	(60,517)	(60,517)
Balances as of June 30, 2022	56,344	$—	$1,599,355	$(1,377)	$(777,301)	$820,677

	Common stock		Additional paid-in capital	Accumulated Other comprehensive income	Accumulated deficit	Total stockholders' equity
(In thousands)	Shares	Amount
Balances as of March 31, 2021	48,860	$—	$1,143,265	$190	$(529,274)	$614,181
Public offering expense adjustment	—	—	(26)	—	—	(26)
Vesting of restricted stock units	57	—	—	—	—	—
Exercise of stock options	132	—	2,619	—	—	2,619
Business acquisitions	237	—	26,773	—	—	26,773
Repurchases of common stock for income tax withholding	(23)	—	(2,476)	—	—	(2,476)
Stock-based compensation	—	—	9,176	—	—	9,176
Other comprehensive income	—	—	—	238	—	238
Net loss	—	—	—	—	(40,037)	(40,037)
Balances as of June 30, 2021	49,263	$—	$1,179,331	$428	$(569,311)	$610,448

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

	Common stock		Additional paid-in capital	Accumulated Other comprehensive income	Accumulated deficit	Total stockholders' equity
(In thousands)	Shares	Amount
Balances as of September 30, 2021	49,499	$—	$1,190,828	$546	$(610,553)	$580,821
Issuance of common stock in public offering, net of underwriting discounts and commissions and offering expenses of $17,676	5,227	—	269,824	—	—	269,824
Vesting of restricted stock units	263	—	—	—	—	—
Exercise of stock options	417	—	4,701	—	—	4,701
Issuance of shares under the employee stock purchase plan	50	—	2,394	—	—	2,394
Repurchases of common stock for income tax withholding	(101)	—	(6,130)	—	—	(6,130)
Issuance of shares from business acquisition	989	—	77,122	—	—	77,122
Stock-based compensation	—	—	60,616	—	—	60,616
Other comprehensive income	—	—	—	(1,923)	—	(1,923)
Net loss	—	—	—	—	(166,748)	(166,748)
Balances as of June 30, 2022	56,344	$—	$1,599,355	$(1,377)	$(777,301)	$820,677

	Common stock		Additional paid-in capital	Accumulated Other comprehensive income	Accumulated deficit	Total stockholders' equity
(In thousands)	Shares	Amount
Balances as of September 30, 2020	45,083	$—	$794,630	$87	$(458,455)	$336,262
Issuance of common stock in public offering, net of underwriting discounts and commissions and offering expenses of $21,139	3,136	—	323,861	—	—	323,861
Net exercise of stock warrants	22	—	—	—	—	—
Vesting of restricted stock units	178	—	—	—	—	—
Exercise of stock options	629	—	11,756	—	—	11,756
Issuance of shares under the employee stock purchase plan	49	—	2,787	—	—	2,787
Repurchases of early exercised stock options	(2)	—	—	—	—	—
Business acquisitions	237	—	26,773	—	—	26,773
Repurchases of common stock for income tax withholding	(69)	—	(8,227)	—	—	(8,227)
Stock-based compensation	—	—	27,751	—	—	27,751
Other comprehensive income	—	—	—	341	—	341
Net loss	—	—	—	—	(110,856)	(110,856)
Balances as of June 30, 2021	49,263	$—	$1,179,331	$428	$(569,311)	$610,448

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine months ended June 30,
(in thousands)	2022	2021
Cash flows from operating activities
Net loss	$(166,748)	$(110,856)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	11,562	7,319
Deferred tax liability	(11,177)	—
Loss on disposal of property and equipment	—	2
Non-cash lease expense	2,594	1,044
Stock-based compensation	60,616	27,751
Discount accretion on investment securities	1,056	501
Realized gain on investments	—	(5)
Change in fair value of acquisition consideration	(13,071)	1,887
Non-cash interest expense	3	58
Bad debt expense	(146)	183
Amortization of debt discount	4	70
Write off property and equipment	70	—
Changes in assets and liabilities:
Accounts receivable, net	(10,284)	(1,912)
Inventories	(11,237)	(8,914)
Prepaid expenses and other current assets	(2,736)	(1,617)
Other non-current assets	6,829	(2,333)
Accounts payable	466	5,194
Accrued expenses	608	1,546
Accrued compensation	5,519	4,588
Other liabilities	2,954	(1,947)
Net cash used in operating activities	$(123,118)	$(77,441)
Cash flows from investing activities
Purchases of property and equipment	$(85,395)	$(18,972)
Business acquisition, net of cash acquired	(8,160)	(483)
Purchases of investments	(217,639)	(58,795)
Proceeds from maturity of investments	75,481	210,494
Net cash (used in) provided by investing activities	$(235,713)	$132,244
Cash flows from financing activities
Proceeds from exercise of stock options	$4,764	$11,686
Proceeds from public offerings, net of underwriting discounts, commissions and offering expenses	269,824	323,861
Proceeds from issuance of common stock under employee stock purchase plan	2,394	2,787
Repayments of long-term debt	(1,558)	(2,500)
Repurchases of common stock for income tax withholding	(6,130)	(8,227)
Net cash provided by financing activities	$269,294	$327,607
Effect of exchange rates on cash, cash equivalents and restricted cash	$(1)	$153
Net increase (decrease) in cash, cash equivalents, and restricted cash	(89,538)	382,563
Cash, cash equivalents, and restricted cash at beginning of period	467,359	94,246
Cash, cash equivalents, and restricted cash at end of period	$377,821	$476,809
Supplemental disclosure of cash flow information
Interest paid	$9	$145
Income taxes paid, net of refunds	130	47
Non-cash investing and financing activities
Property and equipment additions included in accounts payable and accrued expenses	$6,562	$1,777
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	19,494	33,617
Issuance of common stock in connection with the business acquisition	77,122	26,773
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
The Company has generated net losses in all periods since its inception. As of June 30, 2022, the Company had an accumulated deficit of $777.3 million and has not generated positive cash flows from operations since inception. Losses are expected to continue as the Company continues to invest in product development, manufacturing, and sales and marketing.
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
During the three and nine months ended June 30, 2022, financial results of the Company were not significantly affected by the COVID-19 pandemic, which continues to have global impact. The Company has considered all information available as of the date of issuance of these financial statements and the Company is not aware of any specific events or circumstances that would require an update to its estimates or judgments, or a revision to the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information becomes available. The extent to which the COVID-19 outbreak affects the Company’s future financial results and operations will depend on future developments which continue to evolve and are difficult to predict, including mutations in the SARS-CoV-2 virus, which have resulted and may in the future result in strains that are more contagious and less responsive to current treatment methods, and current or future domestic and international actions to contain it and treat it.

2. Summary of significant accounting policies
Basis of presentation and use of estimates
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2021 (the Annual Report on Form 10-K) filed with the Securities and Exchange Commission on November 23, 2021. The condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements. The condensed consolidated balance sheet at September 30, 2021 is derived from audited consolidated financial statements but does not include all disclosures required by GAAP. The operating results for the three and nine months ended June 30, 2022 are not necessarily indicative of the results expected for the full year ending September 30, 2022 or any interim period.
The presentation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company’s unaudited condensed consolidated financial statements include its wholly owned subsidiaries. The Company consolidates Revelar Biotherapeutics, Inc. (“Revelar”) as a variable interest entity (“VIE”) for which it is the primary beneficiary (see Note 14 “Investment in variable interest entity” for further information). All intercompany balances and accounts are eliminated in consolidation.

The following table provides a reconciliation of the Company’s cash and cash equivalents and non-current portion of restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash shown in the Company’s condensed consolidated statements of cash flows:

(in thousands)	June 30, 2022	September 30, 2021
Cash and cash equivalents	$376,249	$465,829
Restricted cash, non-current	1,572	1,530
Total cash, cash equivalents and restricted cash	$377,821	$467,359

Significant accounting policies
There have been no material changes in the accounting policies from those disclosed in the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K other than the following variable interest entities policy.
Variable interest entities
The Company consolidates a VIE in which the Company is deemed to be the primary beneficiary. An entity is generally a VIE if it meets any of the following criteria: (i) the entity has insufficient equity to finance its activities without additional subordinated financial support from other parties, (ii) the equity investors cannot make significant decisions about the entity’s operations or (iii) the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the entity or receive the expected returns of the entity and substantially all of the entity’s activities involve or are conducted on behalf of the investor with disproportionately few voting rights. The Company periodically makes judgments in determining whether its investees are VIEs and, for each reporting period, the Company assesses whether it is the primary beneficiary of its VIE. As of June 30, 2022, the Company was deemed the primary beneficiary of Revelar. See Note 14 “Investment in variable interest entity.”
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
As of June 30, 2022, financial assets and liabilities measured and recognized at fair value are as follows:

(in thousands)	Level 1	Level 2	Level 3	Fair value
Assets
Money market funds	$324,824	$—	$—	$324,824
Commercial paper	—	39,977	—	39,977
U.S. government treasury bills	111,365	—	—	111,365
Total financial assets	$436,189	$39,977	$—	$476,166

Liabilities
Contingent consideration and holdbacks	$—	$9,567	$3,300	$12,867
Total financial liabilities	$—	$9,567	$3,300	$12,867

As of September 30, 2021, financial assets and liabilities measured and recognized at fair value are as follows:

(in thousands)	Level 1	Level 2	Level 3	Fair value
Assets
Money market funds	$430,438	$—	$—	$430,438
U.S. government treasury bills	12,034	—	—	12,034
Total financial assets	$442,472	$—	$—	$442,472

Liabilities
Contingent consideration and indemnity holdback	$—	$9,856	$—	$9,856
Total financial liabilities	$—	$9,856	$—	$9,856

As of June 30, 2022 gross unrealized losses for cash equivalents and investments was $1.8 million. As of September 30, 2021, gross unrealized gains and unrealized losses for cash equivalents and investments were not material. As of June 30, 2022 and September 30, 2021, all marketable securities had a contractual maturity of less than one year.

The following table provides a reconciliation of beginning and ending balances of the Level 3 financial liabilities during the three months ended June 30, 2022:

(in thousands)	Total
Balance as of September 30, 2021	$—
Contingent consideration – additions	8,500
Change in fair value	(5,200)
Balance as of June 30, 2022	$3,300

4. Balance sheet components
The Company’s accounts receivable, net balance consists of the following:

(in thousands)	June 30, 2022	September 30, 2021
Trade receivables	$36,615	$26,549
Other receivables	4,758	2,337
Allowance for doubtful accounts	(178)	(337)
Accounts receivable, net	$41,195	$28,549

Inventories consist of the following:

(in thousands)	June 30, 2022	September 30, 2021
Raw materials	$30,909	$18,778
Work-in-process	3,879	4,837
Finished goods	8,234	8,185
	$43,022	$31,800

The work-in-process inventory included gross consigned inventory of $1.5 million and $1.9 million as of June 30, 2022 and September 30, 2021, respectively.
Other non-current assets
The other non-current assets consist of the following:

(in thousands)	June 30, 2022	September 30, 2021
Convertible note receivable	$—	$3,021
Other non-current assets	3,872	4,653
	$3,872	$7,674

Accrued expenses
The accrued expenses consist of the following:

(in thousands)	June 30, 2022	September 30, 2021
Professional services fees payable	$5,044	$5,057
Other accrued expenses	4,455	1,380
	$9,499	$6,437

Accrued compensation
The accrued compensation consists of the following:

(in thousands)	June 30, 2022	September 30, 2021
Accrued vacation	$6,285	$4,643
Accrued bonus	9,091	8,584
Accrued commissions	4,257	3,330
Accrued payroll and related taxes	5,932	4,676
Other accrued compensation	2,133	1,094
	$27,698	$22,327

Other current liabilities
The other current liabilities consist of the following:

(in thousands)	June 30, 2022	September 30, 2021
Contingent consideration and holdbacks	$12,867	$5,186
Income and sales taxes payable	3,851	2,440
Other current liabilities	3,405	1,997
	$20,123	$9,623

Other non-current liabilities
The other non-current liabilities consist of the following:

(in thousands)	June 30, 2022	September 30, 2021
Holdback	$—	$4,671
Other non current liabilities	2,056	397
	$2,056	$5,068

5. Goodwill and intangible assets
During the nine months ended June 30, 2022, goodwill and intangible assets increased by $63.4 million and $46.5 million, respectively, as a result of a business acquisition. See Note 13, “Business acquisition”. Total amortization expense related to intangible assets was $1.4 million for the three months ended June 30, 2022 and less than $0.1 million for the three months ended June 30, 2021. Total amortization expense related to intangible assets was $3.6 million and $0.2 million for the nine months ended June 30, 2022 and 2021, respectively.
The intangible assets balances are presented below:

	June 30, 2022
(in thousands, except for years)	Weighted average Amortization period in years	Gross carrying amount	Accumulated amortization	Net book value
Developed Technology	15	$50,020	$(3,560)	$46,460
Customer Relationships	10	15,210	(1,280)	13,930
Tradenames & Trademarks	3	900	(175)	725
Total indefinite-lived intangible assets		$66,130	$(5,015)	$61,115

	September 30, 2021
(in thousands, except for years)	Weighted average Amortization period in years	Gross carrying amount	Accumulated amortization	Net book value
Developed Technology	16	$19,120	$(1,361)	$17,759
Customer Relationships	2	510	(7)	503
Total indefinite-lived intangible assets		$19,630	$(1,368)	$18,262

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
Supplemental balance sheet information related to the Company’s operating leases as of June 30, 2022 was as follows:

(in thousands)	June 30, 2022
Assets:
Operating lease right-of-use asset	$76,165
Current liabilities:
Current portion of operating lease liabilities	$14,352
Noncurrent liabilities:
Operating lease liabilities, net of current portion	$64,244

Future minimum lease payments under all non-cancelable operating leases that have commenced as of June 30, 2022 are as follows:

(in thousands)	Operating leases
Years ending September 30:
Remainder of 2022	$3,281
2023	13,990
2024	13,385
2025	13,724
2026	12,298
Thereafter	97,081
Total minimum lease payments	$153,759
Less: imputed interest	(57,737)
Less: tenant improvement allowance (receipt anticipated in 2022)	(17,426)
Total operating lease liabilities	$78,596
Less: current portion	(14,352)
Operating lease liabilities, net of current portion	$64,244

For the remainder of 2022, future minimum lease payments are comprised of the anticipated receipt of tenant improvement allowances totaling $17.4 million anticipated to be received in 2022, partially offset by non-cancelable operating lease payments of $3.3 million. The statement of cash flows for the nine months ended June 30, 2022, include changes in right-of-use assets and operating lease liabilities of $14.6 million and $17.2 million, respectively. For the nine months ended June 30, 2021, changes in right-of-use assets and operating lease liabilities were $29.1 million and $30.1 million, respectively.
During the three and nine months ended June 30, 2022, operating lease expense was $4.1 million and $11.5 million, respectively. Cash payments for amounts included in the measurement of operating lease liabilities were $3.7 million and $9.1 million for the three and nine months ended June 30, 2022, respectively. As of June 30, 2022, the weighted-average remaining lease term was 15.5 years and the weighted-average discount rate was 6.4%.
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

On August 6, 2021, Abveris, which was subsequently acquired by the Company, entered into a 10-year, 5-month operating lease for approximately 22,000 square-feet of office space located in Quincy, Massachusetts, to further expand operations. Upon execution of the lease agreement, the Company provided the landlord an approximate $0.6 million irrevocable letter of credit as a security deposit. The Company will pay an initial annual base rent of approximately $1.2 million, which is subject to scheduled 2% annual increases, plus certain operating expenses. The Company has the right to sublease the facility, subject to landlord consent. The lease commenced on March 3, 2022. As of lease commencement date, the total future minimum lease payments under the agreement were $13.2 million.

7. Related party transactions
During the three months ended June 30, 2022 and 2021, the Company purchased raw materials from a related party investor in the amount of $3.1 million and $1.2 million, respectively. During the nine months ended June 30, 2022 and 2021, the Company purchased raw materials from a related party in the amount of $6.5 million and $3.5 million, respectively. Payable balances and receivable balances with the related party were immaterial as of June 30, 2022 and September 30, 2021.

8. Income taxes
In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that quarter. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate primarily as a result of state taxes, foreign taxes, and changes in the Company’s valuation allowance against its deferred tax assets. For the three and nine months ended June 30, 2022, the Company recorded $0.1 million and $10.7 million income tax benefit mainly due to the deferred tax liability assumed as part of the acquisition of AbX Biologics, Inc. (see Note 13, “Business acquisition”). For the three and nine months ended June 30, 2021, the Company recorded $2.4 million and $2.3 million income tax benefit due to the deferred tax liability assumed as part of the Business acquisition.

9. Common stock
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

In February 2022, the Company completed an underwritten public offering of 5,227,272 shares of its common stock at a price to the public of $55.00 per share, including the full exercise of underwriters’ option to purchase an additional 681,818 shares of common stock. The Company received total net proceeds from the offering of $269.8 million, net of underwriting discounts and commissions and offering expenses.

10. Stock-based compensation
2018 Equity Incentive Plan

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

Restricted Stock Units

Restricted stock primarily consists of restricted stock unit awards (RSUs) which have been granted to employees. The value of an RSU award is based on the Company’s stock price on the date of grant. Forfeitures of RSUs are recognized as they occur. The shares underlying the RSU awards are not issued until the RSUs vest. Upon vesting, each RSU converts into one share of the Company’s common stock.

Activity with respect to the Company’s restricted stock units during the nine months ended June 30, 2022 was as follows:

(in thousands, except per share data)	Number of Shares	Weighted average grant date fair value per share	Weighted average remaining contractual term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2021	698	$73.27	2.7	$74,613
Restricted stock units granted	946	72.37
Restricted stock units vested	(263)	72.53
Restricted stock units forfeited	(125)	75.37
Outstanding at June 30, 2022	1,256	$72.54	2.9	$43,883
Expected to vest at June 30, 2022	1,256	$72.54	2.9	$43,883

As of June 30, 2022, there was $83.4 million of total unrecognized compensation cost related to these issuances that is expected to be recognized over a weighted average period of 2.9 years.
Performance Stock Units
Performance stock unit awards (“PSUs”) were granted to certain employees that will vest upon achievement of operational milestones related to the Wilsonville facility, to Company executives that will vest upon achievement of revenue and gross profit metrics as determined by the board, and to certain consultants that will vest upon achievement of operational milestones. Stock compensation expense for PSUs is recorded over the vesting period based on the grant date fair value of the awards and probability of the achievement of specified performance targets. The grant date fair value is equal to the closing share price of the Company’s common stock on the date of grant. PSUs generally vest over a one to three-year service period following the grant date, provided that the recipient is a Company employee at the time of vesting and the achievement of performance targets applicable to each award. The percentage of PSUs that vest will depend on the achievement of specified performance targets at the end of the performance period and can range from 0% to 150% of the number of units granted. Forfeitures of PSUs are recognized as they occur. As of June 30, 2022, the unrecognized compensation costs related to these awards was $29.4 million. The Company expects to recognize those costs over a weighted average period of 1.7.

Activity under the PSUs during the nine months ended June 30, 2022 is summarized below:

(in thousands, except per share data)	Number of shares	Weighted average grant date fair value	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding at September 30, 2021	10	$3.59	2.3	$1,016
Performance stock units granted	631	78.83
Performance stock units vested	(13)	31.29
Performance stock units forfeited	(53)	85.32
Outstanding at June 30, 2022	575	$84.93	1.7	$20,099
Vested or expected to vest and exercisable at June 30, 2022	575	$84.93	1.7	$20,099

Options
Stock options entitle the holder to purchase, at the end of the vesting term, a specified number of shares of Company common stock at an exercise price per share equal to the closing market price of the common stock on the date of grant. Stock options typically have a contractual life from the date of the grant and a vesting schedule as established by the board of directors. The fair value of each services based stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company historically had been a private company and lacked company-specific historical and implied volatility information for its stock. Therefore, it estimated its expected stock price volatility based on the historical volatility of publicly traded peer companies through the period ended June 30, 2022 and utilized the “simplified” method for awards that qualify as “plain-vanilla” options. As determined under the simplified method, the expected term of stock options granted to non-employee consultants is equal to the contractual term of the option award, the risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award, the expected dividend yield is zero based on the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future. Forfeitures of options are recognized as they occur.

(in thousands, except per share data)	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding at September 30, 2021	2,875	$22.83	7.1	$242,012
Options granted	223	26.36
Options vested	(416)	11.50		9,845
Options forfeited	(135)	32.02
Outstanding at June 30, 2022	2,547	$24.80	6.6	$34,111
Vested or expected to vest and exercisable at June 30, 2022	2,547	$24.80	6.6	$34,111
As of June 30, 2022, the unrecognized compensation costs related to these awards was $15.4 million. The Company expects to recognize those costs over a weighted average period of 1.3.
Performance Stock Options
On September 1, 2020, the board of directors approved the implementation of a revised annual equity award program for executive officers, senior level employees and consultants to be granted as performance-based stock options ("PSOs") under the 2018 Plan. The number of PSOs ultimately earned under the awards to executive officers and senior level employees is calculated based on the achievement of a certain total revenue threshold during the fiscal year ending September 30, 2022. The percentage of performance stock options that vest will depend on the board of directors’ determination of total revenue at the end of the performance period and can range from 0% to 150% of the number of options granted. The number of PSOs ultimately earned under the awards to a consultant is calculated based on the achievement of certain operational milestones.

The provisions of the PSO are considered a performance condition, and the effects of that performance condition are not reflected in the grant date fair value of the awards. The Company used the Black-Scholes method to calculate the fair value at the grant date without regard to the vesting condition and will recognize compensation cost for the options that are expected to vest. Forfeitures of PSOs are recognized as they occur. The Company reassesses the probability of the performance condition at each reporting period and adjusts the compensation cost based on the probability assessment. As of June 30, 2022, the Company determined that 293,730 shares are expected to vest based on the probability of the performance condition that will be achieved under this equity award program.

Activity under the equity incentive plans during the nine months ended June 30, 2022 is summarized below:

(in thousands, except per share data)	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding at September 30, 2021	257	$70.62	8.9	$9,331
Performance stock options granted	75	20.02
Performance stock options vested	(19)	19.16		296
Performance stock options forfeited	(19)	67.85
Outstanding at June 30, 2022	294	$63.27	8.5	$206
Vested or expected to vest and exercisable at June 30, 2022	294	$63.27	8.5	$206

As of June 30, 2022, the unrecognized compensation costs related to these awards was $2.3 million. The Company expects to recognize those costs over a weighted average period of 0.7 years.

Total stock-based compensation expense recognized was as follows:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2022	2021	2022	2021
Cost of revenues	$1,228	$773	$3,347	$1,990
Research and development	5,642	2,753	14,506	7,180
Selling, general and administrative	12,989	5,650	42,410	18,581
Total stock-based compensation	$19,859	$9,176	$60,263	$27,751

2018 Employee Stock Purchase Plan
On September 26, 2018, the board of directors adopted the 2018 Employee Stock Purchase Plan (the "2018 ESPP"). The number of shares reserved for issuance under the 2018 ESPP upon approval was 275,225 shares of the Company’s common stock, and it increases automatically on the first day of each fiscal year, following the fiscal year in which the 2018 ESPP becomes effective, by a number equal to the least of 249,470 shares, 1% of the shares of common stock outstanding at that time, or such number of shares determined by the Company’s board of directors. The number of shares reserved for issuance at June 30, 2022 was as follows:

(In thousands)	Shares available
Outstanding at September 30, 2021	355
Additional shares authorized	249
Shares issued during the period	(50)
Outstanding at June 30, 2022	554

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
Unless otherwise determined by the board of directors, the Company’s common stock will be purchased for the accounts of employees participating in the 2018 ESPP at a price per share that is the lesser of 85% of the fair market value of the Company’s common stock on the first and last trading day of the offering period. During the three and nine months ended June 30, 2022 and 2021, activity under the 2018 ESPP was immaterial.

Abveris Acquisition
As discussed further in Note 13 “Business acquisition”, on December 1, 2021, the Company completed the acquisition of AbX Biologics, Inc. and granted certain equity awards to new employees. These equity awards included up to 231,876 restricted shares of the Company’s common stock which are issuable based on achievement of the 2022 calendar revenue target, which had an aggregate grant date fair value of $20.1 million. In addition, all employees must remain employed through the payout date, and certain employees have an additional vesting period of up to two years from the acquisition date. The vesting upon achievement of the 2022 calendar revenue target is considered a performance condition, and the effects of that performance condition are not reflected in the grant date fair value of the awards. The Company used the stock price as of December 1, 2021 for the fair value of restricted shares. As of June 30, 2022, the Company determined that 200,673 shares are expected to vest based on the probability of the performance condition that will be achieved under this equity award program. The Company reassesses the probability of the performance condition at each reporting period and adjusts the compensation cost based on the probability assessment. The Company recorded approximately $7.8 million in stock-based compensation expense for the nine months ended June 30, 2022 related to these awards. The grant date fair value was determined to be $87.06 per share for restricted shares. As of June 30, 2022, the unrecognized compensation costs related to these awards were $9.7 million. The Company expects to recognize those costs over a weighted average period of 0.8 years.

11. Net loss per share attributable to common stockholders
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders:

	Three months ended June 30,		Nine months ended June 30,
(in thousands, except per share data)	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders	$(60,517)	$(40,037)	$(166,748)	$(110,856)
Denominator:
Weighted average shares used in computing net loss per share, basic and diluted	56,287	48,963	53,005	47,881
Net loss per share attributable to common stockholders, basic and diluted	$(1.08)	$(0.82)	$(3.15)	$(2.32)

The potentially dilutive common shares that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive for the periods presented are as follows:

	Three and nine months ended
	June 30,
(in thousands)	2022	2021
Shares subject to options to purchase common stock	2,547	3,339
Shares subject to performance-based stock options	294	—
Unvested restricted stock units and performance stock units	1,831	726
Unvested shares of common stock issued upon early exercise of stock options	—	6
Shares subject to employee stock purchase plan	66	21
Total	4,738	4,092

12. Geographic, product and industry information
The table below sets forth revenues by geographic region, based on ship-to destinations. Americas consists of the United States of America, Canada, Mexico and South America; EMEA consists of Europe, the Middle East, and Africa; and APAC consists of Japan, China, South Korea, India, Singapore, Malaysia, and Australia.

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2022	2021	2022	2021
Americas	$35,797	$19,264	$87,636	$55,161
EMEA	15,482	12,658	45,207	31,694
APAC	4,834	3,096	13,416	7,527
Total	$56,113	$35,018	$146,259	$94,382

The table below sets forth revenues by products.

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2022	2021	2022	2021
Synthetic genes	$17,400	$11,164	$45,088	$29,228
Oligo pools	3,259	2,017	8,755	5,367
DNA libraries	1,422	1,147	4,650	4,188
Antibody discovery	6,242	1,993	17,643	4,379
NGS tools	27,790	18,697	70,123	51,220
Total	$56,113	$35,018	$146,259	$94,382

The table below sets forth revenues by industry.

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2022	2021	2022	2021
Industrial chemicals/materials	$16,733	$9,422	$43,533	$25,214
Academic research	9,501	7,748	26,873	18,297
Healthcare	29,437	17,356	74,408	49,896
Food/agricultural	442	492	1,445	975
Total	$56,113	$35,018	$146,259	$94,382

13. Business acquisition
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
Post-combination compensation expense excluded from the purchase price includes employee stock awards issued to certain Abveris employees valued at $41.0 million. This includes awards valued at $17.7 million which vest over a two year service period following the acquisition date and awards valued at $3.2 million with no future vesting requirements, which were deemed accelerated by the Company at the acquisition date and expensed within the three months ended December 31, 2021. Finally, post-combination expense includes awards valued at approximately $17.5 million which vest based on achievement of the calendar year 2022 revenue target and continuing employment through the payout date, and for certain employees, additional continuing employment through the two years anniversary of the acquisition date.
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
The Company included the financial results of Abveris in its condensed consolidated financial statements from the date of acquisition. The Company incurred transaction costs related to the acquisition of $1.5 million, which were recorded as an operating expense on the condensed consolidated statements of operations and comprehensive loss for the nine months ended June 30, 2022.
The following table provides a reconciliation of contingent consideration and holdbacks balances from acquisition date to June 30, 2022:

(in thousands)	Contingent consideration	Holdbacks	Total
Balance at December 1, 2021 – acquisition date	$8,500	$12,164	$20,664
Change in fair value during the period	(5,200)	(7,097)	(12,297)
Balance at June 30, 2022	$3,300	$5,067	$8,367

The estimated fair value of the contingent consideration liability decreased as a result of the change in the Company’s stock price from December 1, 2021, and the probability of the attainment of the calendar year 2022 revenue target as calculated using the Monte Carlo simulation model. The estimated fair value of the holdback liability decreased as a result of the change in the Company’s stock price as of June 30, 2022. For the nine months ended June 30, 2022, the Company recognized a gain of $12.3 million relating to the change in fair value of acquisition consideration in its condensed consolidated statement of operations.
The post-combination effect from net deferred tax liability assumed from the Abveris acquisition also caused a release of the Company’s deferred income tax valuation allowance. On the acquisition date, the release resulted in an income tax benefit of $10.5 million.
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

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2022	2021	2022	2021
Revenues	$56,113	$37,600	$148,705	$102,713
Net loss attributable to common stockholders	$(60,517)	$(38,853)	$(165,681)	$(106,461)

Issuance of contingent consideration for iGenomX acquisition
In December 2021, the Company determined that the transition milestones specified in the iGenomX acquisition agreement were completed, and the Company became obligated to issue 59,190 shares of its common stock to satisfy the contingent consideration. The shares of common stock, valued at $4.6 million, were subsequently issued by the Company during January 2022 along with an immaterial cash payment for fractional shares.

14. Investment in variable interest entity
On November 1, 2021, the Company contributed certain assets and licensed certain intellectual property rights to the newly formed Revelar Biotherapeutics, Inc. (“Revelar”), an independently operated, new biotechnology company, to develop and commercialize an antibody, discovered and optimized by Twist Biopharma, a division of the Company. The Company granted a license to Revelar for the exclusive development of an antibody lead along with a series of back up compounds for the potential treatment of SARS-CoV-2. While the licensed antibody neutralized all known variants of concern through Omicron, it does not neutralize the BA.4 and BA.5 variants and Revelar will pursue a partner for the antibody at this time. In addition, Revelar may license up to five additional antibody therapeutics over the next four years, each of which will be subject to additional upfront, milestone and royalty payments to the Company. The Company committed to invest up to

$10.0 million in seed funding based on Revelar’s progress in the development of the lead antibody and the potential licensing of additional antibody therapeutics, of which the Company made an initial investment of $5.0 million in a simple agreement for future equity (“SAFE”), and two additional investments of $2.5 million each, as of the date of these consolidated financial statements as described below. In exchange for the assignment of certain contractual rights and the license to the antibody, and its back-up compounds, the Company received stock of Revelar amounting to an ownership percentage as of the date of these financial statements of 49.80%, excluding shares and options reserved for future stock awards and further excluding shares that Revelar may issue to the Company upon conversion of its SAFEs.

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

Revelar incurred a net loss of approximately $6.0 million and $13.1 million for the three and nine months ended June 30, 2022, and the decrease in net assets was fully absorbed by the Company.
Total assets included on the consolidated balance sheet for Revelar as of June 30, 2022 were $7.4 million, primarily consisting of cash and cash equivalents. Total liabilities included on the consolidated balance sheet for Revelar as of June 30, 2022 were $10.5 million, primarily consisting of accounts payable, accrued expenses and non-current liability relating to the SAFEs.

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
Additionally, we believe our platform will enable new value-added opportunities, such as discovery partnerships for biologic drugs, and will enable new applications for synthetic DNA, such as digital data storage. We sell our synthetic DNA and synthetic DNA-based products to a customer base of approximately 3,000 customers across a broad range of industries.
We launched the first application of our platform, synthetic genes and oligo pools, in April 2016 to disrupt the gene synthesis market and make legacy DNA synthesis methods obsolete.
We have grown rapidly and generated revenues of $56.1 million and $35.0 million in the three months ended June 30, 2022 and 2021, respectively, while incurring net losses of $60.5 million and $40.0 million for the three months ended June 30, 2022 and 2021, respectively. Since our inception, we have incurred significant operating losses. To support our growth, we have increased our number of employees and increased investment in our manufacturing capabilities. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the success of our existing products and development and commercialization of additional products in the synthetic biology industry, biologic drug industry or data storage industry.
For the three months ended June 30, 2022 and 2021, we served approximately 1,900 and 1,800 customers, respectively.
Highlights from three months ended June 30, 2022 compared with three months ended June 30, 2021 included:
•Revenue growth of 60% to $56.1 million from $35.0 million, primarily due to order growth in NGS tools, synthetic genes and antibody discovery; and
•Our gross margins were 45% and 40%, respectively.

We have built a scalable commercial platform that enables us to reach a diverse customer base in a variety of industries including industrial chemicals/materials, academic research, healthcare, food, agriculture and data storage. To address this diverse customer base, we have employed a multi-channel strategy comprised of a direct sales force targeting synthetic DNA customers, international distributors, and an e-commerce platform. Launched in fiscal 2018, our e-commerce platform allows customers to design, validate and place on-demand orders of customized DNA online. This is a key component of our strategy to address and support our diverse and growing customer base, as well as support commercial productivity, enhance the customer experience, and promote loyalty.

In the three months ended June 30, 2022, our net revenues increased to $56.1 million from net revenues of $48.1 million in the three months ended March 31, 2022. Our synthetic gene revenue of $17.4 million in the three months ended June 30, 2022 increased from $14.2 million in the three months ended March 31, 2022, primarily due to an increase in our top customers and growth in the healthcare and industrial chemical industries. Our revenues from NGS tools increased to $27.8 million in the three months ended June 30, 2022, from $23.1 million in the three months ended March 31, 2022, primarily due to an increase in revenue from our top customers and growth in the healthcare and industrial chemical industries. Our research and development expenses increased from $31.2 million in the three months ended March 31, 2022 to $36.8 million in the three months ended June 30, 2022 primarily due to increases in payroll expenses related to increased headcount and stock-based compensation expense relating to Revelar and production material costs.

Investment in Revelar
On November 1, 2021, we contributed certain assets and licensed certain intellectual property rights to Revelar, an independently operated, new biotechnology company, to develop and commercialize an antibody, discovered and optimized by Twist Biopharma. We granted a license to Revelar for the exclusive development of an antibody lead along with a series of back up compounds for the potential treatment of SARS-CoV-2. While the licensed antibody neutralized all known variants of concern through Omicron, it does not neutralize the BA.4 and BA.5 variants and Revelar will pursue a partner for the antibody at this time. We have provided Revelar with $10.0 million in seed funding. We do not intend to provide additional funding to Revelar in the foreseeable future.

COVID-19 considerations
During the three months ended June 30, 2022, our revenues were not significantly affected by the COVID-19 pandemic. However, the extent to which the COVID-19 pandemic affects our future financial results and operations will depend on future developments which are highly uncertain and cannot be predicted, including the recurrence, severity and/or duration of the ongoing pandemic, and current or future domestic and international actions to contain and treat COVID-19.
We are and have been following public and private sector policies and initiatives to reduce the transmission of COVID-19, such as the imposition of travel restrictions and the promotion of social distancing and work-from-home arrangements. We have taken and continue to take a variety of measures to ensure the availability and functioning of our critical infrastructure, to promote the safety and security of our employees and to support the communities in which we operate. These measures include increasing our inventory, requiring remote working arrangements for employees not integral in physically making and shipping our products or who do not need specialized equipment to perform their work, weekly testing for all onsite employees, investing in personal protective equipment, and providing paid sick leave to affected employees.
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

Financial overview
The following table summarizes certain selected historical financial results:

	Three months ended		Nine months ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Revenues	$56,113	$35,018	$146,259	$94,382
Loss from operations	(61,163)	(42,118)	(177,905)	(112,915)
Net loss attributable to common stockholders	(60,517)	(40,037)	(166,748)	(110,856)

Revenues
We generate revenue from sales of synthetic genes, oligo pools, NGS tools, DNA libraries and antibody discovery services. Our ability to increase our revenues will depend on our ability to further penetrate the domestic and international markets, generate sales through our direct sales force, and over time from our e-commerce platform and launch of new products.

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

	Three months ended June 30,				Nine months ended June 30,
(in thousands, except percentages)	2022	%	2021	%	2022	%	2021	%
Americas	$35,797	64%	$19,264	55%	$87,636	60%	$55,161	58%
EMEA	15,482	27%	12,658	36%	45,207	31%	31,694	34%
APAC	4,834	9%	3,096	9%	13,416	9%	7,527	8%
Total revenues	$56,113	100%	$35,018	100%	$146,259	100%	$94,382	100%

Revenues by product
The table below sets forth revenues by product:

	Three months ended June 30,				Nine months ended June 30,
(in thousands, except percentages)	2022	%	2021	%	2022	%	2021	%
Synthetic genes	$17,400	31%	$11,164	32%	$45,088	31%	$29,228	31%
Oligo pools	3,259	6%	2,017	6%	8,755	6%	5,367	6%
DNA libraries	1,422	2%	1,147	3%	4,650	3%	4,188	4%
Antibody discovery	6,242	12%	1,993	6%	17,643	12%	4,379	5%
NGS tools	27,790	49%	18,697	53%	70,123	48%	51,220	54%
Total revenues	$56,113	100%	$35,018	100%	$146,259	100%	$94,382	100%

Revenues by industry
The table below sets forth revenues by industry:

	Three months ended June 30,				Nine months ended June 30,
(in thousands, except percentages)	2022	%	2021	%	2022	%	2021	%
Industrial chemicals/materials	$16,733	30%	$9,422	27%	$43,533	30%	$25,214	27%
Academic research	9,501	17%	7,748	22%	26,873	18%	18,297	19%
Healthcare	29,437	52%	17,356	50%	74,408	51%	49,896	53%
Food/agriculture	442	1%	492	1%	1,445	1%	975	1%
Total revenues	$56,113	100%	$35,018	100%	$146,259	100%	$94,382	100%

Product shipments including synthetic genes
Shipments of all products and number of genes shipped in the three months ended June 30, 2022, March 31, 2022, December 31, 2021, September 30, 2021, June 30, 2021, March 31, 2021, December 31, 2020, and September 30, 2020 were as follows:

	Three months ended
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,
(in thousands)	2022	2022	2021	2021	2021	2021	2020	2020
Number of genes shipped	163	124	125	91	107	90	84	87
Number of shipments	15	14	13	12	14	11	9	8

Comparison of the three months ended June 30, 2022 and 2021
Revenues

	Three months ended June 30,
(in thousands, except percentages)	2022	2021	Change	%
Revenues	$56,113	$35,018	$21,095	60%

In the three months ended June 30, 2022, revenues increased to $56.1 million from $35.0 million in the three months ended June 30, 2021. The revenue increase reflects growth in synthetic genes revenue of $6.2 million, NGS tools revenue of $9.1 million and antibody discovery revenue of $4.2 million. Our synthetic genes revenue grew mainly due to growth in our customers quarter over quarter across in the industrial chemicals and healthcare industries. In the three months ended June 30, 2022, we shipped approximately 163,000 genes compared to approximately 107,000 genes in the three months ended June 30, 2021, an increase of 52%. Synthetic gene pricing to our customers was relatively constant period-over-period. The primary reason for NGS tools revenue growth was the adoption of our product by our top customers in the healthcare industry. We do not believe that pricing changes had a meaningful impact on the revenue changes for NGS tools period-over-period. Our Antibody services revenue grew year over year due to an increase in the Twist Antibody discovery project revenue and also increased revenue attributable to the Abveris acquisition.

Cost of revenues

	Three months ended June 30,
(in thousands, except percentages)	2022	2021	Change	%
Cost of revenues	$30,974	$20,933	$10,041	48%

In the three months ended June 30, 2022, cost of revenues increased to $31.0 million from $20.9 million in the three months ended June 30, 2021. The increase was primarily due to an increase in the consumption of reagents and production materials costs of $6.3 million associated with increased production due to higher sales volumes and product shipments. The increase in the payroll and stock-based compensation expense of $3.0 million was due to growth in Gene volume and increasing capacity for Genes and new products. Abveris's cost of $2.7 million contributed to the increase in the cost of revenues. Depreciation expense also increased by $0.8 million associated with investing in equipment to support the increase in the capacity.
Research and development expenses

	Three months ended June 30,
(in thousands, except percentages)	2022	2021	Change	%
Research and development	$36,840	$19,838	$17,002	86%

In the three months ended June 30, 2022, research and development expenses increased to $36.8 million from $19.8 million in the three months ended June 30, 2021. Revelar's cost of $6.0 million and Abveris's cost of $0.9 million contributed to the increase of research and development costs. The increases were primarily in payroll and stock-based compensation expense of $9.5 million associated with increasing our research and development headcount, an increase in the consumption of reagents and production materials costs of $7.0 million due to an increase in research activities and material prices, in outside services and consulting costs of $0.7 million, primarily associated with the development activities for our data storage technology, and in maintenance costs of $0.2 million.
Selling, general and administrative

	Three months ended June 30,
(in thousands, except percentages)	2022	2021	Change	%
Selling, general and administrative	$53,693	$34,478	$19,215	56%

In the three months ended June 30, 2022, selling, general and administrative expenses increased to $53.7 million from $34.5 million in the three months ended June 30, 2021, primarily due to increases in payroll expenses of $13.1 million related to increased headcount in our commercial organization, and included $7.3 million higher stock-based compensation expenses and $0.6 million higher sales commission. Consulting costs increased by $0.7 million, legal costs by $0.6 million, depreciation and amortization expenses by $0.8 million, advertising expenses by $0.7 million, travel costs by $1.5 million, and rent and facility expenses by $1.7 million, mainly due to our Wilsonville facility lease expense.
Change in fair value of contingent consideration and holdbacks

	Three months ended June 30,
(in thousands, except percentages)	2022	2021	Change	%
Change in fair value of contingent consideration and holdbacks	$(4,231)	$1,887	$(6,118)	(324)%

In the three months ended June 30, 2022, we recognized the change in fair value of contingent consideration and holdbacks of $4.2 million related to the acquisition of Abveris primarily as a result of the change of our stock price as of June 30, 2022.
Interest, and other income (expense), net

	Three months ended June 30,
(in thousands, except percentages)	2022	2021	Change	%
Interest income	$722	$86	$636	740%
Interest expense	—	(70)	70	(100)%
Other expense	(225)	(312)	87	(28)%
Total interest and other income (expense), net	$497	$(296)	$793	(268)%

In the three months ended June 30, 2022, interest income was $0.7 million compared to $0.1 million in the three months ended June 30, 2021, resulting from our short-term and long-term investments. The decrease in interest expense was related to the reduction in the amount of debt outstanding under our credit facility with Silicon Valley Bank.
Benefit from income taxes

	Three months ended June 30,
(in thousands, except percentages)	2022	2021	Change	%
Benefit from income taxes	$149	$2,377	$(2,228)	(94)%

We recorded an income tax benefit of $0.1 million in the three months ended June 30, 2022. In the three months ended June 30, 2021, we recorded an income tax benefit of $2.4 million mainly as a result of the business acquisition.

Comparison of the nine months ended June 30, 2022 and 2021
Revenues

	Nine months ended June 30,
(in thousands, except percentages)	2022	2021	Change	%
Revenues	$146,259	$94,382	$51,877	55%

In the nine months ended June 30, 2022, revenues increased to $146.3 million from $94.4 million in the nine months ended June 30, 2021. The revenue increase reflects growth in synthetic genes revenue of $15.9 million, NGS tools revenue of $18.9 million, oligo pools revenue of $3.4 million and antibody discovery revenue of $13.2 million. Our synthetic genes revenue grew mainly due to growth in our customers across all industries including industrial chemicals, healthcare and academic research. In the nine months ended June 30, 2022, we shipped approximately 412,000 genes compared to approximately 281,000 genes in the nine months ended June 30, 2021, an increase of 47%. Synthetic gene pricing to our customers was relatively constant period-over-period. The primary reason for NGS tools revenue growth was an increase in the revenue from our top customers and the adoption of our product by customers across all industries. We do not believe that pricing changes had a meaningful impact on the revenue changes for NGS tools period-over-period. Our Antibody services revenue grew year over year due to an increase in the Twist Antibody discovery project revenue and also increased revenue attributable to the Abveris acquisition.
Cost of revenues

	Nine months ended June 30,
(in thousands, except percentages)	2022	2021	Change	%
Cost of revenues	$87,744	$58,123	$29,621	51%

In the nine months ended June 30, 2022, cost of revenues increased to $87.7 million from $58.1 million in the nine months ended June 30, 2021. The increase was primarily due to an increase in the consumption of reagents and production materials costs of $16.8 million associated with increased production due to higher sales volumes and product shipments. The increase in payroll and stock-based compensation expense of $8.3 million was due to growth in Gene volume and increasing capacity for Genes and new products. Abveris's cost of $4.9 million contributed to the increase in the cost of revenues. Depreciation expense increased by $2.1 million associated with investing in the equipments to support the increase in the capacity, information technology costs increased by $1.1 million, maintenance cost increased by $0.9 million and facility costs increased by $0.4 million.
Research and development expenses

	Nine months ended June 30,
(in thousands, except percentages)	2022	2021	Change	%
Research and development	$90,701	$49,629	$41,072	83%

In the nine months ended June 30, 2022, research and development expenses increased to $90.7 million from $49.6 million in the nine months ended June 30, 2021. Revelar's cost of $13.1 million and Abveris cost of $3.2 million contributed to the increase of research and development costs.The increases were primarily in payroll and stock-based compensation expense of $22.9 million associated with increasing our research and development headcount, an increase in the consumption of reagents and production materials costs of $12.1 million primarily due to an increase in research activities and material prices, an increase in outside services and consulting costs of $5.6 million, primarily associated with the development activities for our data storage technology, and an increase in maintenance costs of $0.2 million. Grant reimbursements, which are netted against our research and development expenses, were $3.6 million in the nine months ended June 30, 2022, as compared to $1.6 million in the nine months ended June 30, 2021, reflecting the timing of the reimbursements.
Selling, general and administrative

	Nine months ended June 30,
(in thousands, except percentages)	2022	2021	Change	%
Selling, general and administrative	$158,790	$97,658	$61,132	63%

In the nine months ended June 30, 2022, selling, general and administrative expenses increased to $158.8 million from $97.7 million in the nine months ended June 30, 2021, primarily due to increases in payroll expenses of $43.4 million related to increased headcount in our commercial organization, and included $23.8 million higher of stock-based compensation expenses and $3.6 million higher sales commission. Consulting costs increased by $3.0 million, legal costs by $1.2 million, depreciation and amortization expenses by $2.5 million, online services by $0.9 million, advertising costs by $1.3 million, travel costs by $2.6 million and rent expense by $4.0 million, mainly due to our Wilsonville facility lease expense.

Change in fair value of contingent consideration and holdbacks

	Nine months ended June 30,
(in thousands, except percentages)	2022	2021	Change	%
Change in fair value of contingent consideration and holdbacks	$(13,071)	$1,887	$(14,958)	(793)%

In the nine months ended June 30, 2022, we recognized the change in the fair value of the contingent consideration and holdbacks of $12.3 million and $0.8 million related to the acquisitions of Abveris and iGenomX, respectively, primarily as a result of the change in our stock price as of June 30, 2022.
Interest, and other income (expense), net

	Nine months ended June 30,
(in thousands, except percentages)	2022	2021	Change	%
Interest income	$1,134	$377	$757	201%
Interest expense	(54)	(284)	230	(81)%
Other expense	(626)	(305)	(321)	(105)%
Total interest and other income (expense), net	$454	$(212)	$666	(314)%

In the nine months ended June 30, 2022, interest income was $1.1 million compared to $0.4 million in the nine months ended June 30, 2021, resulting from our short-term and long-term investments. The decrease in interest expense was related to the reduction in the amount of debt outstanding under our credit facility with Silicon Valley Bank.
Benefit from income taxes

	Nine months ended June 30,
(in thousands, except percentages)	2022	2021	Change	%
Benefit from income taxes	$10,703	$2,271	$8,432	371%

We recorded an income tax benefit of $10.7 million in the nine months ended June 30, 2022 mainly as a result of the acquisition of Abveris. In the nine months ended June 30, 2021, we recorded income tax benefit of $2.3 million mainly as a result of the acquisition of Abveris.

Liquidity and capital resources
Sources of liquidity
To date, we have financed our operations principally through public equity raises, private placements of our convertible preferred stock, borrowings from credit facilities and revenue from our commercial operations.
Since our inception on February 4, 2013 and through June 30, 2022, we have received an aggregate of $1,333.7 million in net proceeds from the issuance of equity securities and an aggregate of $13.8 million from debt. As of June 30, 2022, we had a balance of $376.2 million of cash and cash equivalents and $151.3 million in short-term investments.

Operating capital requirements
Our primary uses of capital are, and we expect will continue to be for the near future, compensation and related expenses, manufacturing costs, laboratory and related supplies, legal and other regulatory expenses and general overhead costs and the capital expenditures for our facility expansion including our “Factory of the Future” in Wilsonville, Oregon. We had $18.8 million in commitments for capital expenditures as of June 30, 2022.

Cash flows
The following table summarizes our sources and uses of cash and cash equivalents:

	Nine months ended June 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(123,118)	$(77,441)
Net cash used in investing activities	(235,713)	132,244
Net cash provided by financing activities	269,294	327,607

Operating activities
Net cash used in operating activities was $123.1 million in the nine months ended June 30, 2022 and consisted primarily of a net loss of $166.7 million adjusted for non-cash items including depreciation and amortization expenses of $11.6 million, deferred tax liability of $11.2 million, stock-based compensation expense of $60.6 million, non-cash lease expense of $2.6 million, change in fair value of contingent consideration of $13.1 million, and a net change in operating assets and liabilities of $7.9 million. The change in operating assets and liabilities was mainly due to increases in accounts receivable of $10.3 million, inventories of $11.2 million and prepaid expenses of $2.7 million, offset by decreases in other non-current assets of $6.8 million, accrued compensation of $5.5 million, accrued expenses of $0.6 million and other liabilities of $3.0 million.
In the nine months ended June 30, 2021, net cash used in operating activities was $77.4 million and consisted primarily of a net loss of $110.9 million adjusted for non-cash items, including depreciation and amortization expenses of $7.3 million, stock-based compensation expense of $27.8 million, and a change in operating assets and liabilities of $5.4 million. The change in operating assets and liabilities was mainly due to increases in inventory of $8.9 million and other liabilities of $1.9 million and decreases in accounts payable of $5.2 million and accrued expenses of $1.5 million.
Investing activities
In the nine months ended June 30, 2022, our investing activities used net cash of $235.7 million. The use of net cash resulted primarily from the net impact of purchases, sale and maturity of investments of $142.2 million, new businesses acquired of $8.2 million and purchases of laboratory property, equipment and computers of $85.4 million.
In the nine months ended June 30, 2021, our net cash provided by investing activities was $132.2 million primarily as a result of the net impact of purchases and maturity of investments of $151.7 million, and purchases of laboratory property, equipment and computers of $19.0 million.
Financing activities
Net cash provided by financing activities was $269.3 million in the nine months ended June 30, 2022, which consisted of $269.8 million in proceeds from a public offering of our common stock, net of underwriting discounts and commissions and offering expenses, $2.4 million from proceeds from issuance of shares under the 2018 ESPP and $4.8 million from the exercise of stock options, offset by $1.6 million in principal payments on long term debt and $6.1 million in repurchases of common stock for income tax withholdings.
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
On August 6, 2021, Abveris, which was subsequently acquired by us, entered into a 10-year, 5-month operating lease for approximately 22,000 square-feet of office space located in Quincy, Massachusetts, to further expand operations. Upon execution of the lease agreement, Abveris provided the landlord an approximate $0.6 million irrevocable letter of credit as a security deposit. Abveris will pay an initial annual base rent of approximately $1.2 million, which is subject to scheduled 2% annual increases, plus certain operating expenses. We have the right to sublease the facility, subject to landlord consent. The lease commenced on March 3, 2022. As of lease commencement date, the total future minimum lease payments under the agreement were $13.2 million.

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

Our Biopharma revenue currently primarily consists of research and development agreements with third parties that may or may not provide for up-front and milestone-based payments. Our research and development agreements may include more than one performance obligation. At the inception of the agreement, we assess whether each obligation represents a separate performance obligation or whether such obligations should be combined as a single performance obligation. The transaction price for each agreement is determined based on the amount of consideration we expect to be entitled to for satisfying all performance obligations within the agreement. We assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. In agreements where we satisfy performance obligation(s) over time, we recognize development revenue typically using an input method based on our costs incurred relative to the total expected cost which determines the extent of our progress toward completion. As part of the accounting for these arrangements, we must develop estimates and assumptions that require judgment to determine the transaction price and progress towards completion. We review our estimate of the transaction price and progress toward completion based on the best information available to recognize the cumulative progress toward completion as of the end of each reporting period and make revisions to such estimates as necessary. Also, these research and development agreements may include license payments. We recognize revenue from functional license agreements when the license is transferred to the customer and the customer is able to use and benefit from the license. A functional license has significant standalone functionality because it can be used “as is” for performing a specific task.
We had contract assets of $4.0 million and contract liabilities of $2.5 million as of June 30, 2022. For all periods presented, there was no revenue recognized in a reporting period from performance obligations satisfied in previous periods.
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
We have granted performance-based stock units (PSUs) ) and performance stock options (PSOs) to executive officers and senior level employees. We value PSUs using a grant date fair value equal to the closing share price of our common stock on the date of grant. We value PSOs using the Black-Scholes method to calculate the fair value at the grant date without regard to the vesting condition and will recognize compensation cost for the units that are expected to vest.

Business combinations
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
We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents, and marketable securities of $527.6 million and $477.9 million as of June 30, 2022 and September 30, 2021, respectively, which consisted of primarily of money market funds and marketable securities, largely composed of investment grade, short to intermediate term fixed income securities.
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
We do not use derivative financial instruments for speculative trading purposes, nor do we hedge foreign currency exchange rate exposure in a manner that entirely offsets the effects of changes in foreign currency exchange rates. The counterparties to these forward foreign currency exchange contracts are creditworthy multinational commercial banks, which minimizes the risk of counterparty nonperformance. We regularly review our exposure and may, as part of this review, make changes to it.

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
The Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with the assistance from other members of management, have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022, and based on their evaluation, the CEO and CFO concluded that the disclosure controls and procedures were not effective as of such date due to the material weaknesses in internal control over financial reporting that were disclosed in our Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021.
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
Refer to the management report on internal control over financial reporting for the material weaknesses in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 and continue to exist as of June 30, 2022.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our global operations expose us to risks associated with COVID-19 that has spread globally. The continued spread of COVID-19 and the appearance of variants have led to disruption to business and economic activity and related uncertainty and volatility in the global capital markets, which increases the cost of, and adversely impacts access to, capital and increases economic uncertainty. The COVID-19 pandemic has caused an economic slowdown and will continue to impact business and economic activity globally. While our financial results for the six months ended June 30, 2022 have not been significantly affected by the COVID-19 outbreak, impacts from COVID-19 may, in the future, adversely affect our operations, supply chains, distribution systems and customer demand, including as a result of impacts associated with preventive and precautionary measures that we, other businesses and governments are taking or may take in the future. Due to the health risks caused by the COVID-19 pandemic to employees who operate and monitor our internal controls and due to the previous requirement and potential future requirements that a large number of employees work remotely, the COVID-19 pandemic impact on staffing could cause challenges for the effective operation of our internal controls. The unanticipated loss or unavailability of key employees due to the COVID-19 outbreak could harm our ability to operate or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability. The effectiveness of our sales teams may be negatively impacted by the lack of or reduction in travel resulting in their reduced ability to engage with decision-makers. Our NGS business may be negatively impacted by the sequencing capacity dedicated to COVID-19 related orders. Our shipments may be subject to higher freight costs. Our customers may delay payments for shipments received. A significant portion (approximately 19%) of our business is in the academic markets and the demand for our products in this customer segment has been affected by a reduction in their research grants and may continue to be so affected in the future. Supply chain disruptions may result in the lack of raw materials or component shortages, delay in the release of new products or deliveries of products or compressed margins due to an increase in material costs. Due to these impacts and measures, we may experience significant and unpredictable reductions in demand for our products and our customers may postpone or cancel their existing orders. Due to the COVID-19 pandemic, we and many other employers in the United States and Europe required all employees whose duties can be performed remotely, to work from home and not to go into our offices. This increase in employee telecommuting activity could increase the risk of a security breach of our information technology systems. If the COVID-19 pandemic continues and business and economic conditions persist or worsen, we may experience a decline in sales activities and customer orders or cancellations of existing orders, and it remains uncertain what impact these declines will have on future sales and customer orders once conditions begin to improve. In addition to existing travel restrictions, while many countries have re-opened their borders to U.S. travelers, countries may again impose or expand travel restrictions and impose or resume prolonged quarantines if there is a resurgence of COVID-19 cases, which would significantly impact our ability to support our business operations and customers in those locations and the ability of our employees to access their places of work to produce products, or significantly hamper our products from moving through the supply chain. For example, we may face a shortage of dry ice and other materials which are essential to delivering our products to our customers due to the increased demand for such products due to the COVID-19 vaccination distribution, COVID-19 testing and COVID-19 antibody development. As a result, given the evolving nature of the business and economic conditions in response to the virus, and the uncertainty as to how quickly and effectively mitigation measures, such as vaccines, will be widely available and adopted by the public, the COVID-19 pandemic may negatively affect our revenue growth, and it is uncertain how materially COVID-19 will affect our global operations if these impacts persist or worsen over an extended period of time. Any of these impacts would have an adverse effect on our business, financial condition and results of operations, and at this point, the extent of the impact of COVID-19 remains uncertain. In addition, our ability to raise capital in the future may also be negatively affected.

We have incurred net losses in every period to date, and we expect to continue to incur significant losses as we develop our business and may never achieve profitability.
We have incurred net losses each year since inception and have generated limited revenue from product sales to date. We expect to incur increasing costs as we grow our business. We cannot be certain if or when we will produce sufficient revenue from our operations to support our costs. Even if profitability is achieved, we may not be able to sustain profitability. We incurred net losses of $152.1 million, $139.9 million and $107.7 million for the years ended September 30, 2021, 2020 and 2019, respectively. As of June 30, 2022, we had an accumulated deficit of $777.3 million. We expect to incur substantial losses and negative cash flow for the foreseeable future. We may incur significant losses in the future for a number of reasons, many of which are beyond our control, including the other risks described in this Form 10-Q, the market acceptance of our products, business and economic conditions resulting from the ongoing COVID-19 pandemic, future product development, and our market penetration and margins. In addition, inflationary pressure could adversely impact our financial results by increasing operating costs. We may not fully offset these cost increases by raising prices for our products and services, which could result in downward pressure on our margins. Further, our clients may choose to reduce their business with us if we increase our pricing.

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
If we, or our partners or suppliers, experience a significant disruption in, or breach in security of, information technology systems, or fail to implement new systems and software successfully, our business could be adversely affected. Cyberattacks and security vulnerabilities could lead to reduced revenue, increased costs, liability claims, or harm to our reputation or competitive position.
We rely on several centralized information technology systems throughout our company to provide products, keep financial records, process orders, manage inventory, process shipments to customers and operate other critical functions. In addition, we currently generate a growing portion of our revenue through sales on our e-commerce platform. We manage our website and e-commerce platform internally and as a result any compromise of our security or misappropriation of proprietary information could have a material adverse effect on our business, financial condition and results of operations. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure Internet transmission of confidential information, such as credit and other proprietary information. We announced on February 12, 2020 that our information security management system received ISO 27001:2013 certification, an information security standard published by the International Organization for Standardization (ISO), the world’s largest developer of voluntary international standards, and the International Electrotechnical Commission. Even though our information security management system received ISO 27001:2013 certification, our, and our partners’ or suppliers’, information technology systems have been and may still be susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, computer viruses, cyberattacks such as phishing, social engineering, ransomware and other malware attacks, telecommunication failures, user errors, catastrophes or other unforeseen events. Our, or our partners’ or suppliers’ information technology systems also may experience interruptions, delays or cessations of service or produce errors in connection with system integration, software upgrades or system migration work that takes place from time to time. If we were to experience a prolonged system disruption in the information technology systems that involve our interactions with customers or suppliers, including negatively impacting our order fulfillment and order entry on our e-commerce platform, it could result in the loss of sales and customers and significant incremental costs, which could adversely affect our business. In addition, security breaches of our, or our partners’ or suppliers’, information technology systems could result in the misappropriation or unauthorized disclosure of confidential information belonging to us or to our employees, partners, customers or suppliers, which could result in our suffering significant financial or reputational damage. The costs related to significant security breaches or disruptions could be material and exceed the limits of the cybersecurity insurance we maintain against such risks. Further, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws. We would also be exposed to a risk of litigation and potential liability, which could materially adversely affect our business, results of operations and financial condition.

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
•inability to raise sufficient funds in the capital markets;

•changes in the regulatory environment;
•differences in budgetary cycles;
•inflationary pressures; and
•market acceptance of relatively new technologies, such as ours.
Any decrease in spending or change in spending priorities of our customers and potential customers could significantly reduce the demand for our products. As we expand into new geographic markets, our revenue may be impacted by seasonal trends in the different regions, the seasonality of customer budgets in those regions and the mix of domestic versus international sales. In addition, access to capital markets is critical to many of our customers’ ability to fund their operations, including purchase our products and services. Traditionally, biotechnology and life sciences companies have funded their research and development expenditures through raising capital in the equity markets. Declines and uncertainties in these markets in the past have severely restricted raising new capital and have affected companies’ ability to fund existing research and development efforts. For example, in the third quarter of fiscal year 2022, we believe two customers cancelled orders due to funding concerns. Moreover, we have no control over the timing and volume of purchases by these customers and potential customers, and as a result, revenue from these sources may vary significantly due to factors that can be difficult to forecast. Any delay or reduction in purchases by customers and potential customers or our inability to forecast fluctuations in demand could harm our future operating results.

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
In order to expand our manufacturing capacity of new and existing products, we need to either build additional internal manufacturing capacity, contract with one or more partners, or both. We are currently building a new production facility in Wilsonville, Oregon but we cannot guarantee that such a facility will allow us to effectively increase our manufacturing capacity which could impact our revenue growth. Our technology and the production process for our DNA synthesis equipment and tools are complex, involving specialized parts, and we may encounter unexpected difficulties in the manufacture, improvement or increasing the capacity of our DNA synthesis equipment and tools, and addressing these difficulties may cause us to divert our time and resources from our other product offerings. There is no assurance that we will be able to continue to increase manufacturing capacity internally or that we will find one or more suitable partners to help us towards this objective, in order to meet the volume and quality requirements necessary for success in our existing and potential markets. Manufacturing and product quality issues may arise as we continue to increase the scale of our production. If our DNA synthesis equipment and tools do not consistently produce DNA products that meet our customers’ performance expectations, our reputation may be harmed, and we may be unable to generate sufficient revenue to become profitable. Any delay or inability in expanding our manufacturing capacity could diminish our ability to develop or sell our products, which could result in lost revenue and materially harm our business, financial condition and results of operations.

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
Many of these employees could leave our company with little or no prior notice and would be free to work for a competitor. If one or more of our senior executives or other key personnel were unable or unwilling to continue in their present positions, we might not be able to replace them easily or at all, and other senior management may be required to divert attention from other aspects of the business. In addition, we do not have “key person” life insurance policies covering members of our management team or other key personnel except Dr. Leproust. While we conduct succession planning to identify the person(s) for key positions who possess the skills and capabilities to take on the responsibilities filled by our leaders, we cannot assure you that these strategies will successfully mitigate the loss of any key personnel. The loss of any of these individuals or our inability to attract or retain qualified personnel, including researchers, engineers and others, could prevent us from pursuing collaborations and adversely affect our product development and introductions, business growth prospects, results of operations and financial condition.

We may engage in strategic transactions, including acquisitions that could disrupt our business, cause dilution to our stockholders, reduce our financial resources, or prove not to be successful.
In the future, we may enter into transactions to acquire other businesses, products or technologies and our ability to do so successfully cannot be ensured. While historically we have not completed many acquisitions, we recently closed a few business acquisitions in the first quarter of 2022 and we are continuing to pursue opportunities in the life sciences industry that complement and expand our synthetic DNA product and our other products in both local and international markets. If we identify suitable opportunities, we may not be able to make such acquisitions on favorable terms or at all. Any acquisitions we make may not strengthen our competitive position, and these transactions may be viewed negatively by customers or investors. We may decide to incur debt in connection with an acquisition or issue our common stock or other equity securities to the stockholders of the acquired company, as we did for the business acquisitions, which would reduce the percentage ownership of our existing stockholders. We could incur losses resulting from undiscovered liabilities of the acquired business that are not covered by any indemnification we may obtain from the seller. In addition, we may not be able to successfully integrate the acquired personnel, technologies and operations into our existing business in an effective, timely and non-disruptive manner. Acquisitions may also divert management attention from day-to-day responsibilities, increase our expenses and reduce our cash available for operations and other uses. In addition, we cannot guarantee that we will be able to fully recover the costs of such acquisitions or that we will be successful in leveraging any such strategic transactions into increased business, revenue or profitability. We also cannot predict the number, timing or size of any future acquisitions or the effect that any such transactions might have on our operating results.
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
We face competition from a broad range of providers of core synthetic biology products such as GenScript Biotech Corporation, DNA Script, Inc., GENEWIZ (owned by Azenta), Integrated DNA Technologies, Inc. (owned by Danaher Corporation), DNA 2.0 Inc. d/b/a/ ATUM, GeneArt (owned by Thermo Fisher Scientific Inc.), Eurofins Genomics LLC, Sigma-Aldrich Corporation (owned by Charles River Laboratories, Inc.) (an indirect wholly owned subsidiary of Merck & Company), Promega Corporation, OriGene Technologies, Inc., Blue Heron Biotech, LLC and others. Additionally, we compete with both large and emerging providers in the life sciences tools and diagnostics industries focused on sample preparation for NGS such as Thermo Fisher Scientific Inc., Illumina, Inc., Integrated DNA Technologies, Inc., Agilent, and Roche NimbleGen, Inc. In the antibody discovery market, we compete with clinical research organizations, such as Curia, GenScript, and Genovac (formerly part of Aldevron, LLC), and antibody discovery biotechnology companies, such as Fair Journey/Iontas, Adimab, Distributed Bio (owned by Charles River), Ablexis, Specifica, OmniAb and AbCellera Biologics Inc. In the emerging field of DNA digital data storage, we compete with Catalog Technologies, Inc., Helixworks, Iridia, Inc., Roswell, Microsoft, Genscript, Molecular Assemblies, Ansa Biotechnologies, various academic institutions, and other emerging competitors.We may not be successful in maintaining our competitive position for a number of reasons. Some of our current competitors, as well as many of our potential competitors, have significant name recognition, substantial intellectual property portfolios, longer operating histories, greater resources to invest in new technologies, substantial experience in new product development and manufacturing capabilities and more established distribution channels to deliver products to customers than we do. These competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. Our competitors may develop disruptive technologies or products that are comparable or superior to our technologies and products. In light of these advantages, even though we believe our technology is superior to the products offerings of our competitors, current or potential customers might accept competitive products in lieu of purchasing our products. Increased competition is likely to result in continued pricing pressures, which could harm our sales, profitability or market share. Our failure to continue competing effectively or winning additional business with our existing customers could materially and adversely affect our business, financial condition or results of operations.

We may be subject to significant pricing pressures and if we are unable to pass on any cost increase to our customers, our business, financial position and results of operations could be adversely affected.

Over time, increasing customer demand for lower prices could force us to discount our products and result in lower margins. The impact may be further exacerbated if we are unable to successfully control production costs. In addition, if due to rising market prices, our suppliers increase prices or reduce discounts on their supplies, we may be unable to pass on any cost increase to our customers, thereby resulting in reduced margins and profits. Furthermore, changes in our product mix may negatively affect our gross margins. Overall, these pricing pressures may adversely affect our business, financial position and results of operations.
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
We have established a comprehensive biosecurity program under which we follow biosafety and biosecurity best practices and avoid DNA synthesis activities that implicate FSAP rules; however, we could err in our observance of compliance program requirements in a manner that leaves us in noncompliance with FSAP or other biosecurity rules. In addition, authorities could promulgate new biosecurity requirements that restrictions our operations. One or more resulting legal penalties, restraints on our business or reputational damage could have material adverse effects on our business and financial condition.
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
As of June 30, 2022, we own 37 issued U.S. patents and 27 issued international patents; three in China, three in Europe, seven in South Korea, four in Taiwan, five in Japan, one in Eurasia, one in Singapore, one in Israel, one in Hong Kong and one in Australia. There are 321 pending patent applications, including 94 in the United States, 204 international applications, and 23 applications filed under the Patent Cooperation Treaty. Additionally, we have exclusively licensed a patent portfolio containing 10 issued patents, including one U.S. patent and nine international patents, and 13 pending applications, including three in the U.S. and ten international applications. We have also licensed a patent portfolio containing two pending applications, including one in the US and one PCT. We have further licensed another patent portfolio containing two issued US patents, three international patents, and five pending applications (one in the US and four international applications).
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
None.

Item 3. Defaults upon senior securities
None.

Item 4. Mine safety disclosures
Not applicable.

Item 5. Other information
Prior Senior Business Advisor Agreement with Nelson C. Chan

Prior to the date Nelson C. Chan joined our board of directors in May 2019, under a Senior Business Advisor Agreement dated November 1, 2017 with the Company (the “Legacy Advisor Agreement”), he provided data storage advisory services to us and was entitled to an option to purchase 7,070 shares of our common stock (the “Option Award”).

Since Mr. Chan’s appointment to our board of directors, he has provided no advisory services to the Company and has solely served as an independent director.

As previously disclosed in our proxy statements, at the time of Mr. Chan’s appointment to our board of directors in May 2019, it was discovered that the Option Award had not been granted. To address our failure to fulfill our obligation to Mr. Chan under the Legacy Advisor Agreement without compromising his independence under Nasdaq rules, the Legacy Advisor Agreement was amended to ensure that the value of the payments he was entitled to receive under the Legacy Advisor Agreement would not exceed $120,000 in any rolling 12-month period. All payments under the Legacy Advisor Agreement were solely to provide Mr. Chan what he was owed prior to his appointment to our board of directors.

In August 2022, Mr. Chan received the final payment of $119,999 under the Legacy Advisor Agreement. Following this final payment, the Company will have no further obligations to Mr. Chan under the Legacy Advisory Agreement.

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

101
The following materials from Twist Bioscience Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.
Filed herewith

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included in Exhibit 101).	Filed herewith

†	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Twist Bioscience Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, regardless of any general incorporation language contained in any filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 8, 2022	Twist Bioscience Corporation

	By:	/s/ James M. Thorburn
James M. Thorburn
Chief Financial Officer
(Authorized officer)