Form 10-K
period 2022-09-30
Twist Bioscience Corp
filed 2022-11-28
CIK 1581280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of March 31, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of common stock held by non-affiliates of the registrant was approximately $2.39 billion based upon the closing sale price on the Nasdaq Global Select Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of the Registrant’s common stock outstanding as of November 23, 2022, was 56,568,420.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement to be filed in connection with its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

TWIST BIOSCIENCE CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2022

Forward-looking statements
This Annual Report on Form 10-K for the fiscal year ended September 30, 2022, or Form 10-K, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements relate to, among other matters, plans for product development and licensing to third parties, plans and timeframe for the commercial development of DNA data storage capabilities, expectations regarding market penetration, anticipated customer conversions to our products, plans to expand in the international markets, identification and development of potential antibody candidates for the treatment of COVID-19 and other diseases, and the anticipated timeframe for remediating the material weakness in internal control over financial reporting. Forward-looking statements are also identified by the words “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” and variations of such words and similar expressions. You should not rely upon forward-looking statements as predictions of future events. Such statements are based on management’s expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results, events or circumstances to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include:
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
•the effects of natural or man-made catastrophic events such as the COVID-19 pandemic;
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
* * * * *

PART I

Item 1.Business

At Twist Bioscience Corporation, we work in service of customers who are changing the world for the better. In fields such as health care, food/agriculture, industrial chemicals/materials, academic research and data storage, by using our products, our customers are developing ways to better lives and improve the sustainability of the planet. We believe Twist Bioscience is uniquely positioned to help accelerate their efforts and the faster our customers succeed, the better for all of us.

We have developed a disruptive DNA synthesis platform to industrialize the engineering of biology that provides DNA for a wide range of uses and markets. The core of our platform is a proprietary technology that pioneers a new method of manufacturing synthetic DNA by “writing” DNA on a silicon chip. We have miniaturized traditional chemical DNA synthesis reactions to write over one million short pieces of DNA on each silicon chip, approximately the size of a large mobile phone, reducing by 99.8% the amount of chemicals we estimate would be used per gene as compared to plate-based synthesis. We have combined our silicon-based DNA writing technology with proprietary software, scalable commercial infrastructure and an e-commerce platform to create an integrated technology platform that enables us to achieve high levels of quality, precision, automation, and manufacturing throughput at a significantly lower cost than our competitors.

We have applied our unique technology to manufacture a broad range of synthetic DNA-based products, including synthetic genes, tools for next generation sequencing, or NGS, sample preparation, and antibody libraries for drug discovery and development, all designed to enable our customers to conduct research more efficiently and effectively. Leveraging our same platform, we have expanded our footprint beyond DNA synthesis to manufacture synthetic RNA as well as antibody proteins to disrupt and innovate within larger market opportunities, in addition to discovery partnerships for biologic drugs and developing completely new applications for synthetic DNA, such as digital data storage. We sell our products to a global customer base of approximately 3,300 customers across a broad range of industries.

We believe our products enable a broad range of applications that may ultimately improve health and the sustainability of the planet across multiple industries, including:
•healthcare for the identification, prevention, diagnosis and treatment of disease (antibody discovery and optimization technology);
•chemicals/materials for cost-effective and sustainable production of new and existing specialty chemicals and materials, such as spider silk, nylon, rubber, fragrances, food flavors and food additives;
•food/agriculture for more effective and sustainable crop production;
•academic research for a broad range of education and discovery applications; and
•technology for potential use as an alternative long-term data storage medium.
Background
We currently generate revenue through our synthetic biology and NGS tools product lines. In addition, we are leveraging our platform to expand our portfolio to include other products and address additional market opportunities, including vertical market opportunities in biological drug discovery and development and digital data storage.
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
In fiscal year 2022 we served approximately 3,300 customers and reported $203.6 million in revenue, including $106.4 million in revenue from the healthcare sector, $57.9 million in revenue from the chemicals/materials sector, $37.1 million in revenue from the academic research sector and $2.2 million in revenue from the food/agriculture sector.

Our Markets
Synthetic Biology
Our synthetic biology products serve life sciences researchers across a variety of healthcare applications including drug discovery, disease detection, enzyme engineering, gene editing and basic academic research. In addition, our synthetic biology products are used for chemical and materials applications including development of synthetic spider silk, nylon, rubber, fragrances, flavors and food additives; for food and agricultural applications including improving crop traits such as adding vitamins or improving drought tolerance, and engineering bacteria to deliver nitrogen at the root of plants.

Synthetic DNA is the fundamental building block that allows researchers to engineer biology. Researchers at a wide range of institutions can design synthetic DNA to regulate the production of proteins and other molecules to achieve a specific functional purpose. While synthetic DNA has been produced for more than 40 years, the complexities of biology and the production constraints inherent in legacy processes have historically limited the applications and market opportunities for DNA synthesis.

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
Historically, a significant constraint in many NGS applications has been the high cost and long turnaround time of oligonucleotide production. Highly accurate and reproducible oligonucleotide production is required to produce high quality target enrichment data. Traditionally, the lack of options for oligonucleotide production forced researchers to choose between using less precise methods or reducing the number of samples in their study.
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

Enzymatic Synthesis

Several companies are pursuing an emerging gene synthesis process that uses enzymatic chemistry rather than phosphoramidite chemistry. While the promise of enzymatic synthesis to deliver longer genes in a shorter timeframe provides excitement for the industry, this technology is at the proof-of-concept stage and has not yet been proven to be scalable or commercially viable. We have developed our own, differentiated approach for enzymatic synthesis that we believe is scalable and commercially viable that we expect to implement for our enterprise DNA data storage solution.

Our Products
We have developed multiple products derived from synthetic DNA and our versatile DNA synthesis technology. Our current offering consists of two primary product lines, synthetic biology tools and NGS tools, that address different needs of our customers across a variety of applications. In addition to DNA, we now offer RNA and protein products.
Synthetic Biology Products
Synthetic genes and gene fragments
Synthetic genes are manufactured strands of DNA. Customers (biotech, pharma, industrial chemical, agricultural companies as well as academic labs) order our synthetic genes to conduct a wide range of research, including product development for therapeutics, diagnostics, chemicals/materials, food/agriculture, data storage as well as a multitude of emerging applications within academic research. Virtually all research and development of this type requires trial and error, and our customers require many variations of genes to find the DNA sequence that achieves their objectives.

We offer two primary categories of synthetic genes: genes of perfect quality, clonal genes, in a vehicle also called a vector to carry the DNA, and genes, that customers can place in their own vector, such as near-perfect quality and non-clonal genes or fragments. Within these two categories, customers can order different lengths of DNA depending on their required final gene construct. Customers can order longer genes or shorter genes and can stitch genes together to create longer or shorter constructs if desired.

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
IgG proteins
Pairing the automation in our synthetic biology platform along with our expertise in antibody discovery, we introduced an immunoglobulin G (IgG) protein offering for our customers focused on the pursuit of drug discovery and development. In the process of antibody discovery, antibody fragments (Fab, small chain fragment variable (scFv) or VHH) must be reformatted to full IgGs. Leveraging our silicon-based synthesis platform, we provide customers with a high throughput IgG capability, removing this bottleneck from the antibody discovery process.

NGS tools

Building from our DNA synthesis platform, we have developed products to enable next-generation sequencing. In particular, we are focused on addressing the demand for better sample preparation products that improve sequencing workflow, increase sequencing accuracy, and reduce downstream sequencing costs. Using our silicon-based DNA synthesis platform, we are able to synthesize exact sequences of interest. In the target enrichment process, our synthetic DNA probes bind to the sequence of interest within the sample, acting like a magnet to isolate and physically extract the targeted segment of DNA.

Our NGS products are primarily used within diagnostic tests for various indications including rare disease, SARS-CoV-2 and cancer through liquid biopsy. In addition, customers use our NGS tools for population genetics research and biomarker discovery, translational research, microbiology and applied markets research. Our customers are primarily diagnostic companies and hospitals, research institutions, agricultural biotechnology companies, and consumer genetics companies conducting diagnostic tests for a wide range of applications.

We offer a wide variety of NGS tools for our customers including library preparation kits, human exome kits, fixed and custom panels as well as Alliance panels. Alliance panels are customer-curated content sold through Twist. In addition, we offer specific workflow solutions including a methylation detection kit for cancer, rare and inherited disease study, as well as a fast hybridization solution (FastHyb), which allows researchers to go from sample to sequencer in a single day.

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
In July, we launched synthetic monkeypox controls. In addition, we offer a wide range of respiratory viral controls, including for influenzas, respiratory syncytial virus (RSV), rhinoviruses, SARS, MERS and coronaviruses. These controls can be used to provide quality control for the development, verification and ongoing validation of diagnostic tests and allow researchers to develop tests safely and effectively, without working with live virus samples.

We also offer SARS-CoV-2 Research Panels, the Twist Respiratory Virus Panel and the Pan-Viral Research Panel, for the detection of disease in a research setting. All products can be used for environmental monitoring and surveillance testing, while also providing insight into the full sequence information to monitor viral evolution and strain origin.
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
•We license and also utilize our “Library of Libraries,” a panel of synthetic antibody phage display libraries derived only from sequences that exist in the human body.
•We work to discover, validate and optimize new antibody candidates against a specific target.
•The customers pay Twist annual technology licensing fees, and increasingly, we expect to receive contractually obligated project milestones for completion of various Twist activities and development milestones as our customers progress and commercialize the products. In many cases, we may also receive royalties on any products coming out of the partnerships.

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
In addition, for our internal development efforts, we have selected several promising targets and have identified antibody leads to these targets. We intend to out-license these compounds at later stages of preclinical development to optimize both the up-front revenue and potential success-based milestones and royalties. By out-licensing antibody leads to experts in development and commercialization of biotechnology products, we can continue to focus on improving health through our proprietary platform. To date, we have generated antibody leads to multiple biological targets and these antibody leads are in various stages of early discovery and development.

As of September 30, 2022, we had signed 59 revenue-generating partnerships. Through these partnerships, we had 83 completed programs and 50 active programs with 59 of the programs including milestones and/or royalties as of September 30, 2022. Some of our partners include Boehringer Ingelheim GmbH, Takeda Pharmaceutical Company Limited, Adicet Bio, Kyowa Kirin, Invetx, Inc., Astellas Pharma Inc. and Neogene Therapeutics, Inc. In addition, we collaborate with companies that bring complementary technologies to expand our opportunities and reach.

In vivo antibody discovery
Through our acquisition of Abveris in 2021, we added in vivo antibody discovery services to our capabilities. Our ability to induce an immune response in our proprietary, genetically engineered hyperimmune DiversimAb™ mouse strains allows us to generate antibodies against desired targets of interest previously unavailable through this discovery method. In addition, we have developed a specialized way to screen immune system B cells to enable the discovery of large, diverse sets of monoclonal antibodies (mAbs) for our partners. As of September 30, 2022, the Boston team had 62 active programs underway.

Our growth strategy
Our objective is to be the leading provider of synthetic DNA and DNA-based products worldwide and to leverage our platform to build a leadership position in other life sciences markets in which we have a competitive advantage. We intend to accomplish this objective by executing on the following:
•maintain and expand our position as the provider of choice for high-quality, affordable synthetic genes and DNA, RNA and proteins to customers across multiple industries;
•become a leading supplier of NGS sample preparation products;
•conduct antibody therapeutic discovery and optimization for our current customers and future partners;
•continue to explore development of DNA as a digital data storage medium through internal research and government and industry partnerships; and
•expand our global presence.

Beyond these opportunities, we are working with industry partners to create new markets for our products by leveraging our platform.
Sales and marketing
We have built a versatile and scalable commercial platform that enables us to reach a diverse customer base that we estimate consists of over 100,000 synthetic DNA users, and many additional potential customers of our NGS library preparation products today. In order to address this diverse customer base, we have employed a multi-channel strategy comprised of a direct sales force targeting synthetic DNA customers, a direct sales force focusing on the NGS market and an e-commerce platform that serves both commercial channels. Our sales force is focused on customer acquisition, support, and management across industries, and is highly trained on both the technical aspects of our platform and how synthetic DNA can be used in a wide range of industries. Our easy-to-use e-commerce platform allows customers to design, validate, and place on-demand orders of customized DNA online, and enables them to receive real-time customized quotes for their products and track their order status through the manufacturing and delivery process. This is a critical part of our strategy to address our large market and diverse customer base, as well as drive commercial productivity, enhance the customer experience, and promote loyalty. We target customers of our NGS products through a direct sales team focused on the NGS tools market, which is separate from our synthetic DNA sales force. Our direct NGS sales representatives are focused on supporting our early adopters and providing a high level of service in order to familiarize customers with our product offerings.
We sell our products through a worldwide commercial organization that includes direct sales personnel, commercial consultants in Europe and Asia, an e-commerce platform and distributors. As of September 30, 2022, we employed 224 people in sales, marketing and customer support.
Research and development
We are engaged in ongoing research and development efforts focused on enhancements to existing products and the development of new products. Currently, we are pursuing research and development projects with respect to the following:
•process development for highest quality oligos;
•optimizing our massively parallel fast turnaround time SynBio pipeline;

•silicon process and chemistry development for our data storage initiative;
•buildout of a massively parallel screening facility for our biopharma initiatives that allows us to screen thousands of antibodies per week;
•expansion of our product offerings for oligo, gene, synthetic controls, NGS library preparation and target enrichment, and DNA Libraries products; and,
•develop new products including mRNA and proteins.
Research and development activities are conducted in collaboration with manufacturing activities to help expedite new products from the development phase to manufacturing and to more quickly implement new process technologies. From time to time, our research and development efforts have included participation in technology collaborations with universities and research institutions.
As of September 30, 2022, we employed 303 people in our research and development team.
Patents and other intellectual property rights
As of September 30, 2022, we owned 39 issued U.S. patents and 29 issued international patents; four in China, three in Europe, eight in South Korea, four in Taiwan, five in Japan, one in Eurasia, one in Singapore, one in Israel, one in Hong Kong, and one in Australia. There are 342 pending patent applications, including 103 in the United States, 216 international applications, and 23 applications filed under the Patent Cooperation Treaty. Additionally, we have exclusively licensed a patent portfolio containing 12 issued patents, including one U.S. patent and 11 international patents, and 11 pending applications, including three in the U.S. and eight international applications. We have also licensed a patent portfolio containing 11 pending applications, including one in the U.S. and ten international applications. We have further licensed another patent portfolio containing two issued U.S. patents, four international patents, and five pending applications (one in the U.S. and four international applications). Our policy is to file patent applications to protect technology, inventions and improvements that are important to our business. Individual patent terms extend for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance, and the legal term of patents in the countries in which they are obtained.

Manufacturing and facilities
The production of our products is a highly complex and precise process. We currently manufacture all of our products and multiple sub-assemblies at our manufacturing facility in South San Francisco, California. We expect to begin manufacturing products for revenue generation in our Wilsonville facility as of January 2023. We consider our long-lived assets to be ready for their intended use when they are first capable of producing a unit of product that is saleable or internally usable, at which point depreciation of the asset commences. We also outsource some of our sub-assemblies to third party manufacturers. All of our products originate from synthetic DNA obtained from nanostructured clusters fabricated on our proprietary silicon technology platform. Due to its on-demand nature, the gene synthesis business requires manufacturing operations to be in operation 24 hours a day, seven days a week, 365 days per year. For synthetic genes, we have built a highly scalable gene production process with what we believe is industry-leading capacity to address the growing demand of scalable, high-quality, affordable synthetic genes. As of September 30, 2022, we employed 331 people in our manufacturing and operations team.

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
In 2020, our quality management systems for manufacturing our NGS Target Enrichment Panels in our South San Francisco offices were certified to ISO 13485:2016.

Supply chain
We have historically purchased many of the components and raw materials used in our products from numerous suppliers worldwide. For reasons of quality assurance, sole source availability or cost effectiveness, certain components and raw materials used in the manufacture of our products are available only from one supplier. We have worked closely with our suppliers to develop contingency plans to assure continuity of supply while maintaining high quality and reliability, and in some cases, we have established long-term supply contracts with our suppliers. In response to the COVID-19 pandemic, we increased our supply of several materials and sourced additional suppliers for key materials to mitigate supply chain disruptions and ensure ongoing operations.

Competition
The synthetic biology industry is intensely competitive and is characterized by price competition, technological change, international competition, product turnaround time and manufacturing yield problems. The competitive factors in the market for our products include:
•price;
•product quality, reliability and accuracy;
•product offerings & complexity;
•turnaround time;
•breadth of product line;
•design and introduction of new products;
•market acceptance of our products and those of our customers;
•throughput and scale; and
•technical support and service.
We face competition from a broad range of providers of core synthetic biology products such as GenScript Biotech Corporation, DNA Script, Inc., GENEWIZ (owned by Azenta), Integrated DNA Technologies, Inc. (owned by Danaher Corporation), DNA 2.0 Inc. d/b/a/ ATUM, GeneArt (owned by Thermo Fisher Scientific Inc.), Eurofins Genomics LLC,

Sigma-Aldrich Corporation (owned by Charles River Laboratories, Inc.) (an indirect wholly owned subsidiary of Merck & Company), Promega Corporation, OriGene Technologies, Inc., Blue Heron Biotech, LLC and others. Additionally, we compete with both large and emerging providers in the life sciences tools and diagnostics industries focused on sample preparation for NGS such as Thermo Fisher Scientific Inc., Illumina, Inc., Integrated DNA Technologies, Inc., and Agilent. In the antibody discovery market, we compete with clinical research organizations, such as Curia, GenScript, and Genovac (formerly part of Aldevron, LLC), and antibody discovery biotechnology companies, such as Fair Journey/Iontas, Adimab, Zymeworks, Distributed Bio (owned by Charles River), Ablexis, Specifica, OmniAb and AbCellera Biologics Inc. In the emerging field of DNA digital data storage, we compete with Catalog Technologies, Inc., Helixworks, Iridia, Inc., Roswell, Seagate, Microsoft, Genscript, Molecular Assemblies, Ansa Biotechnologies, various academic institutions, and other emerging competitors.

Environmental, social, governance (ESG) and human capital
We are at the forefront of the synthetic biology revolution, and our products are increasingly being used to empower our customers, which consist of diagnostic, therapeutic and healthcare companies, agricultural biotech companies, chemical companies, academic institutions and government entities, around the world to address large societal challenges. All of our work supports our mission to provide synthetic DNA and DNA products to improve health and sustainability.
Our employees are a key factor in our ability to serve our customers. The ability to hire and retain highly skilled professionals remains key to our success in the marketplace. To attract develop and motivate our employees, we offer a challenging work environment, ongoing skills development initiatives, attractive career advancement, opportunities and a culture that rewards entrepreneurial initiative and exceptional execution.
Guiding Principles and Business Ethics
Our guiding principles of grit, impact, service and trust serve as our guiding principles. Our guiding principles set the tone for how we work together, provide a framework for giving feedback and increase the power of our brand. Service is at the core of our business and our interactions with one another. We relentlessly focus on exceeding internal and external customer needs.
Diversity, equity, inclusion and belonging
Diversity is in our DNA all the way from the top of the organization down to the individual employee. Our board adopted a Board Diversity Statement in January 2022 to provide informed decisions on diversity, equity and inclusion. Our employees come from numerous countries and bring diversity to our workplace across many critical categories. We believe our company is stronger because of the variety of experiences and backgrounds our employees bring to their work every day. 63% of our employees identify as people of color.
We are committed to creating and maintaining a diverse, inclusive and safe work environment where our employees can bring their best selves to work each day. Our commitment to diversity extends through our recruitment, retention, learning and engagement and community partnerships. As part of our diversity, equity, inclusion and belonging strategy, we made an active decision to pursue opportunities for learning and engagement that bring people from different backgrounds together into conversation. We have initiated monthly Culture Conversations where we explore identities and systems of power using an intersectional lens each month. Past topics include: disability, LGBTQIA+, ageism, Latin identity, and more. Our objective is to appreciate each other as individuals with unique lived experiences, rather than define one another by a single trait such as race, sexual orientation or geographical location. To assess our efforts toward building a diverse workforce, we have included questions in our engagement survey to measure employee perception of inclusive culture.
In addition, we mandate training for all employees and managers to prevent workplace and sexual harassment. The course equips leaders and employees with the tools they need to identify and address unwelcome conduct in non-adversarial, respectful terms.

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
We actively engage with future scientists through organizations including the International Genetically Engineered Machine (iGEM), a non-profit organization dedicated to furthering the field of synthetic biology. In addition, we have provided internships through the Gloucester Biotechnology Academy, a hands-on training program prepares students for careers as entry-level technicians in cutting-edge laboratories; and Eastside Preparatory Academy, a high school dedicated to serving students historically underrepresented in higher education. We have engaged with several organizations in the Portland area including Portland Community College, Partnerships in Diversity, Oregon State University, Oregon Biosciences Association and others.
With an active program in place for our employees, we are striving to further support our female and underrepresented employees in advancing their careers while continuing to focus on hiring diverse talent, particularly at more senior positions.
Compensation and benefits, health and wellness
We strive to provide pay, comprehensive benefits and services that help meet the varying needs of our employees. Our generous total rewards package includes above-market pay; fully covered healthcare benefits for employees, with family member healthcare benefits covered at 90%; a health savings account that is fully funded for individuals and their families; approximately four weeks of paid vacation; a minimum of sixteen weeks of parental leave for all employees globally; flexible work schedules; and onsite services. In addition, we offer every full-time employee, both exempt and non-exempt, the benefit of equity ownership in the company through stock option grants and our employee stock purchase plan.
We have an expert-built educational platform to assist employee’s fertility & family building needs with the help of treatment, fostering or adopting, plus dedicated resources for egg freezers, egg donation, LGBTQIA+ families, and solo parents.
We have increased our well-being benefits, by offering programs that help workers monitor and reduce their stress levels, providing apps to support sleep and relaxation. We have further addressed employees’ emotional health and well-being by providing meditation sessions and using telehealth programs to offer mental health counseling.
COVID-19 employee safety and benefits
Many of our customers require our synthetic DNA products to provide critical tools for global health. Twist continues to take precautions to reduce the risk of virus exposure for all employees. We require all U.S. employees to be vaccinated. As a benefit for all employees, we provide COVID and flu vaccines for the employee and their family.
Employee health and safety
We remain steadfast in our commitment to promote the health and safety of our employees. We require annual workplace safety training to reinforce workplace safety procedures that may be useful in the event of emergency situations and to assist our employees in helping to prevent workplace accidents. Our Employee Safety Committee, which is comprised of numerous cross-departmental members meets on a regular basis (at least quarterly) to review workplace safety and adherence to safety policies. As part of our efforts, all employees and managers complete workplace harassment and sexual harassment training that includes details on how to report any violation of these policies.

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

In addition, because synthetic DNA is considered to be a dual use technology, we invest substantial financial and human resources in biosecurity to help ensure that our products are used for responsible research. We endeavor to abide by all local, national and international regulations as well as trade compliance requirements and are an active member of the International Gene Synthesis Consortium and the Australia Group. We maintain an active relationship with the governing body for synthetic DNA within the U.S. Department of Homeland Security.

Growth and development
We invest significant financial and support resources to develop the talent we need to remain at the cutting edge of innovation to ensure Twist Bioscience is an employer of choice. Our performance management system is aimed at supporting our culture, maintaining consistency with our guiding principles and to focusing on continuous learning and development. Our success in the market depends on employees understanding and embracing how their job contributes to the company’s overall strategy. We encourage cross team communication as well as integrated departmental communication. We believe this broadens our employee’s skill set and provides opportunity for growth and advancement. We invest in our next generation of leaders through a one-year leadership program for mid-level managers. In addition, we offer tuition reimbursement aimed at growth and career development.
We have made a significant investment in an online learning platform with on-demand, video-based content. Employees have the opportunity to refine or develop professional skills, learn new software, and explore as they plan their career growth. The platform also offers tremendous potential for managers and employees to create development plans as part of the performance review process.
Communications and engagement
We employ a variety of tools to facilitate open and direct communication including open forums with executives, employee surveys and engagement through focus groups, forums and committees. We endeavor to further refine our employee programs through our employee engagement survey as well as follow up quarterly pulse surveys. Based on the most recent survey conducted in May 2022 where 87% of our employees responded:
•93% of employees understand Twist’s mission
•92% understand how they contribute to the mission of the company
•94% understand how their goals contribute to Twist

We hold All Hands meetings twice per month as well as a monthly managers meeting for all people managers.
In October 2022, we were named a Great Place to Work for the second year in a row in the United States, and for the first time in China, Germany, Singapore and the UK.
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
Employee population
As of September 30, 2022, we had 989 employees, which includes our team of 39 dedicated commercial consultants. Of these employees, 303 were primarily engaged in engineering as well as research and development activities; 224 were primarily engaged in marketing, sales and customer support; 131 were primarily engaged in general and administrative activities; and 331 were primarily engaged in operations and manufacturing, of which there are 318 full-time employees dedicated to manufacturing our synthetic genes, oligo pools, NGS tools and DNA libraries. None of our employees is represented by a labor union, and we consider our employee relations to be good.
Board of Directors

Board Member	Gender
Nicolas Barthelemy	Male
Nelson C. Chan	Male
Robert Chess	Male
Keith Crandell	Male
Jan Johannessen	Male
Xiaoying Mai	Female
Robert Ragusa	Male
Melissa A. Starovasnik	Female
Emily Leproust	Female
William Banyai	Male
Female	30%
Male	70%
Total	10

Executives

Executive Team Member	Gender
Emily Leproust	Female
Jim Thorburn	Male
Bill Banyai	Male
Angela Bitting	Female
Siyuan Chen	Male
Dennis Cho	Male
Patrick Finn	Male
Paula Green	Female
Steffen Hellmold	Male
Tracey Mullen	Female
Nimisha Srivastava	Female
Aaron Sato	Male
Erin Smith	Female
Female	46%
Male	54%
Total	13

All Twisters (inclusive of executives)

Gender	Percent of all Twisters
Female	41%
Male	59%
Total	989

Region	Percent of all Twisters
Americas	85%
EMEA	10%
APAC	5%
Total	989

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
With the Twist ultra-high-throughput DNA synthesizer, we believe we are able to achieve at least a 99.8% volume reduction (when compared to a standard manufacturer of oligos) in chemical consumption compared to legacy oligo synthesis. For the more expensive chemical reagents (e.g., phosphoramidite and activator reagents), we have achieved nearly a 1,000,000-fold volume reduction. This drastic volume reduction is achieved through various engineering breakthroughs, including using of inkjet printing to deliver phosphoramidites and activator reagents (10 picoliter per droplet), and the development of proprietary flow cell chambers and reagent recipes, among other proprietary developments.
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
Government regulation
Our synthetic DNA products are intended for “Research Use Only” (RUO). We sell and promote these products for non-diagnostic and non-clinical purposes to academic institutions, life sciences and research laboratories, and biopharmaceutical and biotechnology companies. Our products are intended to be used as research tools that enable our customers to develop a wide spectrum of commercial products. However, in the future we may be subject to a variety of specialized regulatory requirements, including potential regulation by the U.S. Food and Drug Administration, or the FDA. For example, in December 2010, the Presidential Commission for the Study of Bioethical Issues recommended that the federal government oversee, but not regulate, synthetic biology research. The Presidential Commission also recommended that the federal government lead an ongoing review of developments in the synthetic biology field and that the federal government conduct a reasonable risk assessment before the field release of synthetic organisms.
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
Medical device regulation in general
The FDC Act classifies medical devices into one of three categories based on the risks associated with the device and the level of control necessary to provide reasonable assurance of safety and effectiveness. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to previously 510(k) cleared devices are generally categorized as Class III. These devices typically require submission and approval of a Premarket Approval Application, or PMA. However, FDA can reclassify or use “de novo classification” for a device that meets the FDC Act standards for a class II device, permitting the device to be marketed without PMA approval. Devices deemed to pose lower risk are categorized as either Class I or II. Class II classification usually requires the manufacturer to submit to the FDA a premarket notification submission requesting clearance of the device for commercial distribution in the United States pursuant to Section 510(k) of the FDC Act, referred to as 510(k) clearance. Most Class I devices are exempt from this requirement, as are some lower risk Class II devices. When a 510(k) is required, the manufacturer must submit to the FDA a premarket notification submission demonstrating that the device is “substantially equivalent” to: (i) a device that was legally marketed prior to May 28, 1976, for which PMA approval is not required, (ii) a legally marketed device that has been reclassified from Class III to Class II or Class I, or (iii) another legally marketed, similar device that has been cleared through the 510(k) process.
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
EU Regulation
In the European Union (EU), the new In Vitro Diagnostic Device Regulation (EU) 2017/746, or IVDR, imposes stricter requirements for the marketing and sale of applicable medical devices, including in the area of clinical evaluation requirements, quality systems and post-market surveillance. Some of the IVDR requirements such as general safety and performance requirements became effective in May 2022 while the complete enforcement of the entirety of IVDR will not happen until May 2028. We likely will be impacted by this new regulation, either directly as a manufacturer of IVDs, or indirectly as a supplier to customers who are placing IVDs in the EU market for clinical or diagnostic use. Complying with the IVDR requirements may require us to incur significant expenditures. Failure to meet these requirements could adversely impact our business in the EU and other regions that tie their product registrations to the EU requirements.

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

Item 1A.Risk factors
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
•If we are unable to expand our DNA synthesis manufacturing capacity, we could lose revenue and our business could be harmed.

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
As discussed below, our global operations expose us to risks associated with COVID-19. While our financial results for the fiscal year 2022 have not been significantly affected by COVID-19 outbreaks due to variants of the virus that continue to appear, impacts from COVID-19 may, in the future, adversely affect our operations, supply chains, distribution systems and customer demand, including as a result of impacts associated with preventive and precautionary measures that we, other businesses and governments have taken and may take in the future. Some of the risks we have experienced and/or may experience in the future as a result of impacts from COVID-19 include:
•A decline in sales activities and customer orders or cancellations of existing orders, depending on the severity and duration of any future COVID-19 outbreaks and the extent of mitigation and containment measures that may be undertaken by governments and businesses.
•Remote working, which we, similar to many other companies, implemented in response to the initial outbreak of COVID-19, and which continues even as COVID-19 outbreaks generally subside, could cause challenges for the effective operation of our internal controls, increase the risk of a security breach of our information technology systems, create data accessibility issues, and increase the risk for communication disruptions.
•The unanticipated loss or unavailability of key employees due to the COVID-19 outbreaks could harm our ability to operate or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.
•Supply chain disruptions may result in the lack of raw materials or component shortages, delay in the release of new products or deliveries of products or compressed margins due to an increase in material costs. Due to these impacts and measures, we may experience significant and unpredictable reductions in demand for our products and our customers may postpone or cancel their existing orders.
•The effectiveness of our sales teams may be negatively impacted by the lack of or reduction in travel resulting in their reduced ability to engage with decision-makers.
•In addition to travel restrictions, while countries in general have re-opened their borders to U.S. travelers, some countries still have quarantine requirements, and, in the future, countries may again impose or expand travel restrictions and impose or resume prolonged quarantines if there is a resurgence of COVID-19 cases, which would significantly impact our ability to support our business operations and customers in those locations and the ability of our employees to access their places of work to produce products, or significantly hamper our products from moving through the supply chain.

As a result, given the uncertainty of the evolving nature of the virus and how quickly mitigation measures, such as vaccines, will be widely available and adopted by the public, the COVID-19 outbreaks may continue and may negatively affect our revenue growth, and it is uncertain how materially COVID-19 will affect our global operations if we experience any one or a combination of these impacts over an extended period of time. Any of these impacts would have an adverse effect on our business, financial condition and results of operations. In addition, our ability to raise capital in the future may also be negatively affected.

We have incurred net losses in every period to date, and we expect to continue to incur significant losses as we develop our business and may never achieve profitability.
We have incurred net losses each year since inception and have generated limited revenue from product sales to date. We expect to continue to incur increasing costs as we grow our business. We cannot be certain if or when we will produce sufficient revenue from our operations to support our costs. Even if profitability is achieved, we may not be able to sustain profitability. We incurred net losses of $217.9 million, $152.1 million and $139.9 million for the years ended September 30, 2022, 2021 and 2020, respectively. As of September 30, 2022, we had an accumulated deficit of $828.4 million. We expect to incur substantial losses and negative cash flow for the foreseeable future. We may incur significant losses in the future for a number of reasons, many of which are beyond our control, including the other risks described in this Form 10-K, market acceptance of our products, business and economic conditions resulting from the COVID-19 outbreaks, future product development, and our market penetration and margins. In addition, inflationary pressure could adversely impact our financial results by increasing operating costs. We may not fully offset these cost increases by raising prices for our products and services, which could result in downward pressure on our margins. Further, our clients may choose to reduce their business with us if we increase our pricing.

We may require additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product manufacturing and development and other operations.
Since our inception, substantially all of our resources have been dedicated to the development of our DNA synthesis platform and our sample preparation kit for NGS. We believe that we will continue to expend substantial resources for the foreseeable future as we continue to expand our production capabilities and enter additional markets we may choose to pursue, including new COVID-19 testing products, pharmaceutical biologics drug discovery and digital data storage in DNA. These expenditures are expected to include costs associated with research and development, increasing manufacturing capabilities, including operating costs of our new Wilsonville, Oregon facility, and increasing supply capabilities as well as marketing and sales capabilities of existing and new products. In addition, other unanticipated costs may arise.

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
Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to:
•delay, limit, reduce or terminate our manufacturing, research and development activities; or
•delay, limit, reduce or terminate our establishment of marketing and sales capabilities or other activities that may be necessary to generate revenue and achieve profitability.
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
If our management is unable to effectively manage our anticipated growth, our expenses may increase more than expected, our revenue could decline or grow more slowly than expected and we may be unable to implement our business strategy. In addition, the quality of our products may suffer, which could negatively affect our reputation and harm our ability to retain and attract customers.

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

We rely on several centralized information technology systems throughout our company to provide products, keep financial records, process orders, manage inventory, process shipments to customers and operate other critical functions. In addition, we currently generate a growing portion of our revenue through sales on our e-commerce platform. We manage our website and e-commerce platform internally and as a result any compromise of our security or misappropriation of proprietary information could have a material adverse effect on our business, financial condition and results of operations. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure Internet transmission of confidential information, such as credit and other proprietary information. We announced on February 12, 2020 that our information security management system received ISO 27001:2013 certification, an information security standard published by the International Organization for Standardization (ISO), the world’s largest developer of voluntary international standards, and the International Electrotechnical Commission. Even though our information security management system received ISO 27001:2013 certification, our, and our partners’ or suppliers’, information technology systems have been and may still be susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, computer viruses, cyberattacks such as phishing, social engineering, ransomware, denial-of-service and other malware attacks, telecommunication failures, user errors, catastrophes or other unforeseen events. Our, or our partners’ or suppliers’ information technology systems also may experience interruptions, delays or cessations of service or produce errors in connection with system integration, software upgrades or system migration work that takes place from time to time. If we were to experience a prolonged system disruption in the information technology systems that involve our interactions with customers or suppliers, including negatively impacting our order fulfillment and order entry on our e-commerce platform, it could result in the loss of sales and customers and significant incremental costs, which could adversely affect our business.

In addition, security breaches of our, or our partners’ or suppliers’, information technology systems could result in the misappropriation or unauthorized disclosure of confidential information belonging to us or to our employees, partners, customers or suppliers, including trade secrets or other intellectual property, proprietary business information, and personal information. Cybersecurity incidents, including phishing attacks and attempts to misappropriate or compromise confidential or proprietary information or sabotage enterprise IT systems are becoming increasingly frequent. For example, as the result of a security breach of one of our vendor’s email system, we received fraudulent bank account information from the vendor. In addition, we were recently notified by customers of phishing incidents in which they received emails from parties pretending to be us. We have determined that our internal systems were not breached as a result of the unauthorized access to the vendor’s email system and the number of phishing incidents were not material. While we have not, to our knowledge, experienced any material system failure, accident, or security breach to date, because techniques used to obtain unauthorized access to or to sabotage systems are constantly evolving and generally are not recognized until they are launched against a target, we cannot be sure that our continued data protection efforts and investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems or the systems of our third party contractors and collaborators, or other cyber incidents in the future that could have a material adverse effect upon our reputation, business, operations, or financial condition. If such an event were to occur, it could materially disrupt our operations and programs, the development of our product candidates and production and shipment of our products. Any event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our partners, suppliers or employees, could require us to comply with federal or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information and harm our reputation. We would also be exposed to a risk of litigation and potential liability, which could materially adversely affect our business, results of operations and financial condition. In addition, the costs related to significant security breaches or disruptions could be material and exceed the limits of the cybersecurity insurance we maintain against such risks. As a result of any cyber incident, we could incur significant legal and financial exposure and reputational damages that could have a material adverse effect on our business.

Threats involving the misuse of access our network, systems, and information by our current or former employees, contractors, vendors, or partners, whether intentional or unintentional, also pose a risk to the security of our network, systems, and information and data. For example, we are subject to the risk that employees may inadvertently share confidential information with unintended third parties, or that departing employees may take, or create their own information based on, our confidential information upon leaving the company. In addition, any such insiders may be the victims of social engineering attacks that enable third parties to access our network, systems, and information using an authorized person’s credentials. We and our network, systems, and information are also vulnerable to malicious acts by insiders, including leaking, modifying, or deleting confidential information, or performing other acts that could materially interfere with our operations and business. While we provide regular training to our employees regarding cybersecurity threats and best practices, we cannot ensure that such training or other efforts will prevent unauthorized access to or sabotage of our network, systems, and information.

In addition, due to political uncertainty and military actions associated with Russia’s invasion of Ukraine, we and our third-party providers are at heightened risk of theft or cyber attack of technology, data, and intellectual property through direct intrusion by private parties or foreign actors, including those affiliated with or controlled by nation-state actors. This includes attacks which could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our products and services. If any theft affects or attack our technology, data, or intellectual property, our efforts to protect and enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from our intellectual property, and we may be at heightened risk of losing our proprietary intellectual property rights around the world, including outside of such countries, to the extent such theft, attack or intrusion destroys the proprietary nature of our intellectual property. While we implement security measures designed to reduce these risks, there is no guarantee these measures will be adequate to safeguard all systems and networks. Any failure to maintain performance, reliability, security and availability of our systems and networks may result in accidental or unlawful destruction, damage, loss, unavailability, alteration, impairment, misuse, unauthorized disclosure of, or unauthorized access to our data, including personal or proprietary information.

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

•changes in the regulatory environment;
•healthcare legislative reform measures, such as the Inflation Reduction Act of 2022;

•differences in budgetary cycles;
•inflationary pressures; and

•market acceptance of relatively new technologies, such as ours.
Any decrease in spending or change in spending priorities of our customers and potential customers could significantly reduce the demand for our products. As we expand into new geographic markets, our revenue may be impacted by seasonal trends in the different regions, the seasonality of customer budgets in those regions and the mix of domestic versus international sales. In addition, access to capital markets is critical to many of our customers’ ability to fund their operations, including purchase our products and services. Traditionally, biotechnology and life sciences companies have funded their research and development expenditures by raising capital in the equity markets. Declines and uncertainties in these markets have severely restricted raising new capital and have affected companies’ ability to fund existing research and development efforts which may lead them to delay project starts, reduce orders and or cancel projects. For example, in the third quarter of fiscal year 2022, we believe two customers cancelled orders due to funding concerns. Moreover, we have no control over the timing and volume of purchases by these customers and potential customers, and as a result, revenue from these sources may vary significantly due to factors that can be difficult to forecast. Any delay or reduction in purchases by customers and potential customers or our inability to forecast fluctuations in demand could harm our future operating results.

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
We may be unable to successfully recruit and maintain adequate sales, marketing and other support personnel in order to increase our market share and expand our customer base.

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
Our near-term prospects, including our ability to finance our research and development activities and initiatives and enter into strategic collaborations, will depend heavily on the successful development and commercialization of our synthetic DNA products. These initiatives will be substantially dependent on our ability to generate revenue from our synthetic DNA products and obtain other funding necessary to support these initiatives. Our inability to continue these initiatives and initiate new research and development efforts could result in a failure to develop new products, improve upon existing products such that sectors such as pharmaceutical biologics drug discovery, DNA library creation and data storage may never be fully developed, and expand our addressable market, which could have a material and adverse impact on our sales, business, financial position and results of operations.
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
Our future success depends upon the continuing services of members of our senior management team and scientific and engineering personnel. We are highly dependent on Dr. Emily Leproust, our Chief Executive Officer, who is employed “at will,” meaning we or she may terminate the employment relationship at any time. In particular, our researchers and engineers are critical to our future technological and product innovations, and we will need to hire additional qualified personnel. We may not be able to attract and retain qualified personnel on acceptable terms, or at all. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information, or that their former employers own their research output. Our industry, particularly in the San Francisco Bay Area, is characterized by high demand and intense competition for talent, and the turnover rate can be high. We compete for qualified management and scientific personnel with other life science companies, academic institutions and research institutions, particularly those focusing on genomics.
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
We may engage in strategic transactions, including acquisitions, collaborations, or investments in other companies or technologies, that could disrupt our business, cause dilution to our stockholders, reduce our financial resources, or prove not to be successful.

We may enter into transactions to acquire other businesses, products or technologies and our ability to do so successfully cannot be ensured. While historically we have not completed many acquisitions, we closed a business acquisition in the first quarter of 2022 and we are continuing to pursue opportunities in the life sciences industry that complement and expand our synthetic DNA product and our other products in both local and international markets. If we identify suitable opportunities, we may not be able to make such acquisitions on favorable terms or at all. Any acquisitions we make may not strengthen our competitive position, and these transactions may be viewed negatively by customers or investors. We may decide to incur debt in connection with an acquisition or issue our common stock or other equity securities to the stockholders of the acquired company, as we did for the business acquisitions, which would reduce the percentage ownership of our existing stockholders. We could incur losses resulting from undiscovered liabilities of the acquired business that are not covered by any indemnification we may obtain from the seller. In addition, we may not be able to successfully integrate the acquired personnel, technologies and operations into our existing business in an effective, timely and non-disruptive manner. Acquisitions may also divert management attention from day-to-day responsibilities, increase our expenses and reduce our cash available for operations and other uses. In addition, we cannot guarantee that we will be able to fully recover the costs of such acquisitions or that we will be successful in leveraging any such strategic transactions into increased business, revenue or profitability. We also cannot predict the number, timing or size of any future acquisitions or the effect that any such transactions might have on our operating results.
From time to time, we may consider other strategic transactions, including collaborations or investments in other companies. The competition for collaborators is intense, and the negotiation process is time-consuming and complex. Any new collaboration may be on terms that are not optimal for us, and we may not be able to maintain any new collaboration. Any such collaboration may require us to incur non-recurring or other charges, increase our near- and long-term expenditures and pose significant integration or implementation challenges or disrupt our management or business. These transactions would entail numerous operational and financial risks, including exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention to manage a collaboration, incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected collaboration, acquisition or integration costs, write-downs of assets or goodwill or impairment charges, increased amortization expenses, difficulty and cost in facilitating the collaboration or combining the operations and personnel of any acquired business, impairment of relationships with key suppliers, manufacturers or customers of any acquired business due to changes in management and ownership and the inability to retain key employees of any acquired business. Antitrust or other competition laws may also limit our ability to acquire or work collaboratively with certain businesses or to fully realize the benefits of strategic transactions to acquire or collaborate with other businesses. Accordingly, although there can be no assurance that we will undertake or successfully complete any collaborations, any transactions that we do complete may be subject to the foregoing or other risks and have a material and adverse effect on our business, financial condition, results of operations and prospects. Conversely, any failure to enter into any collaboration or other strategic transaction that would be beneficial to us could delay the development and potential commercialization of our products and technologies.

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
We face competition from a broad range of providers of core synthetic biology products such as GenScript Biotech Corporation, DNA Script, Inc., GENEWIZ (owned by Azenta), Integrated DNA Technologies, Inc. (owned by Danaher Corporation), DNA 2.0 Inc. d/b/a/ ATUM, GeneArt (owned by Thermo Fisher Scientific Inc.), Eurofins Genomics LLC, Sigma-Aldrich Corporation (owned by Charles River Laboratories, Inc.) (an indirect wholly owned subsidiary of Merck & Company), Promega Corporation, OriGene Technologies, Inc., Blue Heron Biotech, LLC and others. Additionally, we compete with both large and emerging providers in the life sciences tools and diagnostics industries focused on sample preparation for NGS such as Thermo Fisher Scientific Inc., Illumina, Inc., Integrated DNA Technologies, Inc.and Agilent. In the antibody discovery market, we compete with clinical research organizations, such as Curia, GenScript, and Genovac (formerly part of Aldevron, LLC), and antibody discovery biotechnology companies, such as Fair Journey/Iontas, Adimab, Zymeworks, Distributed Bio (owned by Charles River), Ablexis, Specifica, OmniAb and AbCellera Biologics Inc. In the emerging field of DNA digital data storage, we compete with Catalog Technologies, Inc., Helixworks, Iridia, Inc., Roswell, Seagate, Microsoft, Genscript, Molecular Assemblies, Ansa Biotechnologies, various academic institutions, and other emerging competitors. We may not be successful in maintaining our competitive position for a number of reasons. Some of our current competitors, as well as many of our potential competitors, have significant name recognition, substantial intellectual property portfolios, longer operating histories, greater resources to invest in new technologies, substantial experience in new product development and manufacturing capabilities and more established distribution channels to deliver products to customers than we do. These competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. Our competitors may develop disruptive technologies or products that are comparable or superior to our technologies and products. In light of these advantages, even though we believe our technology is superior to the products offerings of our competitors, current or potential customers might accept competitive products in lieu of purchasing our products. Increased competition is likely to result in continued pricing pressures, which could harm our sales, profitability or market share. Our failure to continue competing effectively or winning additional business with our existing customers could materially and adversely affect our business, financial condition or results of operations.
We may be subject to significant pricing pressures and if we are unable to pass on any cost increase to our customers, our business, financial position and results of operations could be adversely affected.
Over time, increasing customer demand for lower prices could force us to discount our products and result in lower margins. The impact may be further exacerbated if we are unable to successfully control production costs. In addition, if due to rising market prices as a result of inflation or otherwise, our suppliers increase prices or reduce discounts on their supplies, we may be unable to pass on any cost increase to our customers, thereby resulting in reduced margins and profits. Furthermore, changes in our product mix may negatively affect our gross margins. Overall, these pricing pressures may adversely affect our business, financial position and results of operations.

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
Many countries have laws and regulations that could affect our products and which could limit our ability to sell our products in those countries. The number and scope of these requirements are increasing. We may not be able to obtain regulatory approvals in such countries or may incur significant costs in obtaining or maintaining foreign regulatory approvals. For example, the European Union, or EU, is transitioning from the existing European Directive 98/79/EC on in vitro diagnostic medical devices, or IVD Directive (IVDD), to the In Vitro Diagnostic Device Regulation (EU) 2017/746, or IVDR, which imposes stricter requirements for the marketing and sale of medical devices, including in the area of clinical evaluation requirements, quality systems and post-market surveillance. The IVDR became effective in May 2022 for certain device types while extending the transition periods for other devices, depending on the device type. It is likely that we will be impacted by this new regulation, either directly as a manufacturer of IVDs, or indirectly as a supplier to customers who are placing IVDs in the EU market for clinical or diagnostic use. Complying with the requirements of the IVDR may require us to incur significant expenditures. Failure to meet these requirements could adversely impact our business in the EU and other regions that tie their product registrations or chemical regulations to the EU requirements.

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
While we are in the process of building out a second manufacturing facility in Wilsonville, Oregon, and expect to begin manufacturing products in Wilsonville facility by January 2023, a substantial portion of our manufacturing currently takes place at our headquarters in South San Francisco, California. If regulatory, manufacturing, or other problems require us to discontinue production at this facility, we will not be able to manufacture our synthetic genes, oligo pools or NGS tool or create our DNA libraries, which would adversely impact our business. If this facility or the equipment in it is significantly damaged or destroyed by fire, flood, power loss, or similar events, or is shut down for health and safety or other reasons, we may not be able to quickly or inexpensively replace our manufacturing capacity or replace the facility at all. In the event of a temporary or protracted loss of this facility or equipment, we might not be able to transfer manufacturing to another third party. Even if we could transfer manufacturing from one facility to another, the shift would likely be expensive and time-consuming, particularly if we were to maintain the current manufacturing standards procedures at such alternative facility.
Natural disasters, public health crises, political crises, and other catastrophic events or other events outside of our control may damage our facilities or the facilities of third parties on which we depend and could impact our ability to sell products.
Our headquarters in South San Francisco is located near known earthquake fault zones and is vulnerable to damage from earthquakes. An earthquake or other natural disaster or power shortages or outages could disrupt operations or impair critical systems at our headquarters or at any of our other facilities throughout the world. We, our suppliers, third-party service providers and customers are vulnerable to damage from natural disasters, including fire, floods or monsoons, power loss, communications failures, public health crises, such as pandemics and epidemics, political crises, such as terrorism, war, political instability or other conflict and similar events. If any disaster were to occur, our ability to operate our business at any of our facilities could be seriously, or potentially completely, impaired. In addition, the nature of our activities could cause significant delays in our research programs and commercial activities and make it difficult for us to recover from a disaster. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions. Accordingly, an earthquake or other disaster could materially and adversely harm our ability to conduct business. Furthermore, our in vivo antibody discovery services involve mice. In the past, vivarium sites have been shut down by animal activists, and any disturbance or shut down at the site where our in vivo antibody discovery work is being conducted could disrupt our business operations or harm our reputation.

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
During our fiscal years ended September 30, 2022, 2021 and 2020, 41% , 42%, and 36%, respectively, of our revenue was generated from customers located outside of the United States. In connection with our growth strategy, we intend to further expand in international markets. Conducting and launching operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones and consumes significant management resources. If we fail to coordinate and manage these activities effectively, our business, financial condition or results of operations could be adversely affected. International sales entail a variety of risks, including longer payment cycles and difficulties in collecting accounts receivable outside of the United States, currency exchange fluctuations, challenges in staffing and managing foreign operations, tariffs and other trade barriers (including tariffs enacted and proposed by the U.S. government on various imports from China and by the Chinese government on certain U.S. goods), unexpected changes in legislative or regulatory requirements of foreign countries into which we sell our products, difficulties in obtaining export licenses or in overcoming other trade barriers, laws and business practices favoring local companies, political and economic instability, difficulties protecting or procuring intellectual property rights, and restrictions resulting in delivery delays and significant taxes or other burdens of complying with a variety of foreign laws.
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
As a public company, we are required to comply with Section 404 of the Sarbanes Oxley Act of 2002 (“SOX”), which requires, among other things, that companies maintain disclosure controls and procedures to ensure timely disclosure of material information, and that management review the effectiveness of those controls on a quarterly basis and that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting in this Annual Report on Form 10-K, among other additional requirements. Effective internal controls are necessary for us to provide reliable financial reports and to help prevent fraud, and our management and other personnel devote a substantial amount of time to these compliance requirements. These rules and regulations also increase our legal and financial compliance costs and make some activities more time-consuming and costly.
As disclosed in Part II—Item 9A, “Controls and Procedures”, of this Annual Report on Form 10-K, we identified a material weakness in our internal control over financial reporting related to controls surrounding our information technology general controls. As a result, management concluded that our internal control over financial reporting was not effective as of September 30, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified in Item 9A in this Annual Report on Form 10-K did not result in any misstatement of our financial statements for any period presented. We have designed and are implementing a remediation plan for the material weakness. However, our remediation efforts may be inadequate, and we may in the future discover other areas of our internal controls that require remediation.
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
As of September 30, 2022, we own 39 issued U.S. patents and 29 issued international patents; four in China, three in Europe, eight in South Korea, four in Taiwan, five in Japan, one in Eurasia, one in Singapore, one in Israel, one in Hong Kong, and one in Australia. There are 342 pending patent applications, including 103 in the United States, 216 international applications, and 23 applications filed under the Patent Cooperation Treaty. Additionally, we have exclusively licensed a patent portfolio containing 12 issued patents, including one U.S. patent and 11 international patents, and 11 pending applications, including three in the U.S. and eight international applications. We have also licensed a patent portfolio containing 11 pending applications, including one in the U.S. and ten international applications. We have further licensed another patent portfolio containing two issued U.S. patents, four international patents, and five pending applications (one in the U.S. and four international applications). Our policy is to file patent applications to protect technology, inventions and improvements that are important to our business.
Several patent applications covering our technologies have been filed recently. We cannot offer any assurances about which, if any, patents will issue, the breadth of any such patent, or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. Any successful opposition to these patents or any other patents owned by or, if applicable in the future, licensed to us could deprive us of rights necessary for the practice of our technologies or the successful commercialization of products that we may develop. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to our technologies or products. Furthermore, an interference proceeding can be provoked by a third party or instituted by the U.S. Patent and Trademark Office ("USPTO"), or the European Patent Office ("EPO"), to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. For example, on March 3, 2021, our European Patent No. 3030682 which relates to polynucleotide synthesis was opposed by an anonymous third party. An oral hearing was held at the EPO on November 10, 2022, where the EPO initially revoked the patent for alleged insufficiencies under European Patent Convention Article 83. We believe the EPO's decision relating to the original claims is erroneous and we intend to appeal the EPO’s decision while continuing to prosecute related pending European applications.

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
We have never declared or paid any dividends on our common stock and do not intend to pay any dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the operation of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their common stock after any price appreciation as the only way to realize any future gains on their investments. Furthermore, we are party to a credit agreement with SVB which contains negative covenants that limit our ability to pay dividends. For more information, see the section of this Form 10-K captioned “Management’s discussion and analysis of financial condition and results of operation—Liquidity and capital resources.” For more information regarding the negative covenants in our loan and security agreement with Silicon Valley Bank.
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
•the expiration of contractual lock-up agreements with our executive officers, directors and stockholders, which we may enter into in the future from time to time;
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
We have in the past and may in the future be subject to short selling strategies that may drive down the market price of our common stock.
Short sellers have in the past and may attempt in the future to drive down the market price of our common stock. Short selling is the practice of selling securities that the seller does not own but may have borrowed with the intention of buying identical securities back at a later date. The short seller hopes to profit from a decline in the value of the securities between the time the securities are borrowed and the time they are replaced. As it is in the short seller’s best interests for the price of the stock to decline, many short sellers (sometime known as “disclosed shorts”) publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects to create negative market momentum. Although traditionally these disclosed shorts were limited in their ability to access mainstream business media or to otherwise create negative market rumors, the rise of the Internet and technological advancements regarding document creation, videotaping and publication by weblog (“blogging”) have allowed many disclosed shorts to publicly attack a company’s credibility, strategy and veracity by means of so-called “research reports” that mimic the type of investment analysis performed by large Wall Street firms and independent research analysts. These short attacks have, in the past, led to selling of shares in the market. Further, these short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the U.S. and they are not subject to certification requirements imposed by the SEC. Accordingly, the opinions they express may be based on distortions, omissions or fabrications. Companies that are subject to unfavorable allegations, even if untrue, may have to expend a significant amount of resources to investigate such allegations and/or defend themselves, including shareholder suits against the company that may be prompted by such allegations. We may in the future be the subject of shareholder suits that we believe were prompted by allegations made by short sellers.

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

Item 1B.Unresolved staff comments
None.

Item 2.Properties
Our principal facilities are described below:

Principal Facilities	Approximate Square Footage	Lease Expiration	Use	Owned or Leased
Wilsonville, Oregon	211,995	2044	General & Administration and Manufacturing	Leased
South San Francisco, CA	91,791	2028	General & Administration, R&D and Manufacturing	Leased
Brisbane, CA	24,786	2026	Warehouse facility	Leased
Quincy, Massachusetts	21,657	2032	General & Administration, R&D and Manufacturing	Leased
Canton, Massachusetts	12,158	2025	R&D and Manufacturing	Leased
Guangzhou, China	11,583	2024	Office Space & Biopharma Services facility	Leased
Tel Aviv, Israel	9,332	2024	R&D (software development )	Leased
Carlsbad, CA	4,710	2023	Sales & Marketing	Leased
Shanghai, China	2,067	2022	Sales & Marketing	Leased
Singapore	1,353	2025	Sales & Marketing	Leased
The Company believes its existing facilities are in good operating condition and are suitable for the conduct of its business.

Item 3.Legal proceedings
We are subject to various legal proceedings and claims arising in the ordinary course of business. Although occasional adverse decisions or settlements may occur, management believes that the final disposition of such matters will not have a material adverse effect on our business, financial position, results of operations or cash flows.

Item 4.Mine safety disclosures
Not applicable.
PART II

Item 5.Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities
Market information for common stock
Our common stock began trading on The Nasdaq Global Market under the symbol “TWST” on October 31, 2018 in connection with the initial public offering of our common stock. Prior to that date, there was no public market for our common stock.
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
The following graph compares the cumulative total return to stockholder return on our common stock relative to the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Biotechnology Index. An investment of $100 is assumed to have been made in our common stock and each index on October 31, 2018 (the first day of trading of our common stock) and its relative performance is tracked through September 30, 2022. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends; however, no dividends have been declared on our common stock to date. The stockholder returns shown on the graph below are based on historical results and are not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

*	$100.00 invested on October 31, 2018 in stock or index, including reinvestment of dividends.

	12/31/2018	3/29/2019	6/28/2019	9/30/2019	12/31/2019	3/31/2020	6/30/2020	9/30/2020
Twist Bioscience Corporation	$165.00	$166.00	$207.00	$171.00	$150.00	$218.00	$324.00	$400.00
Nasdaq Composite Index	91.00	106.00	110.00	109.00	123.00	105.00	138.00	153.00
Nasdaq Biotechnology Index	93.00	107.00	105.00	95.00	116.00	104.00	131.00	130.00

	12/31/2020	3/31/2021	6/30/2021	9/30/2021	12/31/2021	3/31/2022	6/30/2022	9/30/2022
Twist Bioscience Corporation	$1,009.00	$885.00	$952.00	$879.00	$553.00	$353.00	$250.00	$252.00
Nasdaq Composite Index	176.00	181.00	199.00	198.00	214.00	195.00	151.00	145.00
Nasdaq Biotechnology Index	145.00	144.00	157.00	155.00	144.00	127.00	114.00	115.00
Holders of Record
As of November 23, 2022, there were approximately 55 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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

Sales of unregistered securities
None.
Issuer Purchases of Equity Securities
None.

Item 6.[Reserved]

Item 7.Management’s discussion and analysis of financial condition and results of operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to promote understanding of the results of operations and financial condition. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Form 10-K. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk factors” and elsewhere in this Form 10-K. The last day of our fiscal year is September 30, and we refer to our fiscal year ended September 30, 2020 as fiscal year 2020 or 2020, September 30, 2021 as fiscal year 2021 or 2021 and our fiscal year ended September 30, 2022 as fiscal year 2022 or 2022.

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
Additionally, we believe our platform enables new value-added opportunities, such as discovery partnerships for biologic drugs, and enables new applications for synthetic DNA, such as digital data storage. We sell our synthetic DNA and synthetic DNA-based products to a customer base of approximately 3,300 customers in fiscal year 2022 across a broad range of industries.
We launched the first application of our platform, synthetic genes and oligo pools, in April 2016 to disrupt the gene synthesis market and make legacy DNA synthesis methods obsolete.
We have grown rapidly and generated revenues of $203.6 million in the year ended September 30, 2022, $132.3 million in the year ended September 30, 2021 and $90.1 million in the year ended September 30, 2020, while incurring net losses of $217.9 million, $152.1 million and $139.9 million in the years ended September 30, 2022, 2021 and 2020, respectively. Since our inception, we have incurred significant operating losses and have accumulated net deficit of $828.4 million. To support our growth, we have increased our number of employees and increased investment in our manufacturing capabilities. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the success of our existing products and development and commercialization of additional products in the synthetic biology industry, biologic drug industry or the data storage industry.
In 2022, 2021 and 2020 we served approximately 3,300, 2,900 and 2,200 customers, respectively.
Highlights from fiscal year 2022 compared with fiscal year 2021 included
•Revenue growth of 54% to $203.6 million from $132.3 million in 2021, primarily due to order growth in NGS tools, synthetic genes and antibody discovery; and
•Our gross margin increased to 41% in 2022 from 39% in 2021.
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

	Year ended September 30,
	2022	2021	2020
Order value	$226,435	$159,545	$116,717

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

	Year ended September 30,
	2022	2021	2020
Number of customers	3,300	2,900	2,200
Revenue from repeat customers	98%	98%	97%

Financial overview

The following table summarizes certain selected historical financial results:

	Year ended September 30,
(in thousands)	2022	2021	2020
Revenues	$203,565	$132,333	$90,100
Loss from operations	(234,776)	(152,726)	(140,079)
Net loss attributable to common stockholders	(217,863)	(152,098)	(139,931)
Revenues
We generate revenue from sales of synthetic genes, oligo pools, NGS tools, DNA libraries and antibody discovery services. Our ability to increase our revenues will depend on our ability to further penetrate the domestic and international markets, generate sales through our direct sales force, distributors and over time from our e-commerce digital platform and launch new products.
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

	Year ended September 30,
(in thousands, except percentages)	2022	%	2021	%	2020	%
Americas	$122,473	61%	$77,909	59%	$59,164	65%
EMEA	62,078	30%	44,124	33%	25,821	29%
APAC	19,014	9%	10,300	8%	5,115	6%
Total revenues	$203,565	100%	$132,333	100%	$90,100	100%

Revenues by products
The table below sets forth revenues by products:

	Year ended September 30,
(in thousands, except percentages)	2022	%	2021	%	2020	%
Synthetic genes	$61,509	30%	$38,964	30%	$35,192	39%
Oligo pools	12,424	6%	8,039	6%	4,545	5%
DNA libraries	6,149	3%	5,678	4%	3,965	4%
Antibody discovery	24,171	12%	6,985	5%	2,383	3%
NGS tools	99,312	49%	72,667	55%	44,015	49%
Total revenues	$203,565	100%	$132,333	100%	$90,100	100%

Revenues by industry
Revenues by industry were as follows:

	Year ended September 30,
(in thousands, except percentages)	2022	%	2021	%	2020	%
Industrial chemicals/materials	$57,940	28%	$34,475	26%	$29,054	32%
Academic research	37,097	18%	25,299	19%	19,642	22%
Healthcare	106,363	52%	71,241	54%	40,036	44%
Food/agriculture	2,165	1%	1,318	1%	1,368	2%
Total revenues	$203,565	100%	$132,333	100%	$90,100	100%

Revenues and accounts receivable concentration
There are no major customers who accounted for 10% or more of our revenue for the fiscal year ended September 30, 2022 and 2021. There were two major customers who accounted for 12% and 10% of our revenue for the fiscal year ended September 30, 2020.
There are no major customers who accounted for 10% or more of the net accounts receivable as of September 30, 2022 and 2021.

Product shipments including synthetic genes
Shipments of number of genes in years ended September 30, 2022, 2021 and 2020 were as follows:

	Year ended September 30,
(in thousands)	2022	2021	2020
Number of genes shipped	558	372	339

Cost of revenues
Cost of revenues reflects the aggregate cost incurred in the production and delivery of our products and consists of production materials, personnel costs, cost of expensed equipment and consumables, laboratory supplies, consulting costs, depreciation, production overhead costs, information technology (“IT”), maintenance and facility costs. Personnel costs consist of salaries, employee benefit costs, bonuses, and stock-based compensation expenses. We expect that our cost of revenues will vary with changes in our revenues and our revenue mix.
Research and development
Research and development expenses consist primarily of costs incurred for the development of our products, which include personnel costs, laboratory equipment and supplies, consulting costs, depreciation, rent, IT, maintenance and facility costs. Personnel costs consist of salaries, employee benefit costs, bonuses, and stock-based compensation expenses. We expense our research and development expenses in the period in which they are incurred. We expect to increase our research and development expenses as we continue to invest in new product development.

Selling, general and administrative
Selling expenses consist of personnel costs, customer service expenses, direct marketing expenses, educational and promotional expense, market research and analysis. General and administrative expenses are incurred for executive, finance and accounting, legal and human resources functions and consist of personnel costs, audit and legal expenses, consulting costs, depreciation, insurance costs, travel expenses, rent, IT, maintenance and facility costs. Personnel costs consist of salaries, employee benefit costs, bonuses, commissions and stock-based compensation expenses. We expense all selling, general and administrative expenses as incurred. We expect our selling costs will continue to increase in absolute dollars, primarily driven by our efforts to expand our commercial capability, with an increased presence both within and outside the United States, and to expand our brand awareness and customer base through targeted marketing initiatives. We expect general and administrative expenses will increase as well as we scale our operations.

Change in fair value of contingent considerations and holdbacks
Change in fair value of contingent considerations and holdbacks consists of remeasurement of contingent consideration and indemnity holdbacks related to the acquisitions of Abveris and iGenomX.
Interest expense
Interest expense is attributable to borrowing under our senior secured term loan which was paid in December 2021.
Interest income
Interest income consists primarily of interest earned on our cash, cash equivalents, and short-term investments.
Gain on deconsolidation of a subsidiary
Gain on deconsolidation of a subsidiary represents gain on deconsolidation of Revelar Biotherapeutics, Inc. (“Revelar”).

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

	Year ended September 30,
(in thousands)	2022	2021	2020
Revenues	$203,565	$132,333	$90,100
Operating expenses:
Cost of revenues	119,330	80,620	61,406
Research and development	120,307	69,072	43,006
Selling, general and administrative	212,949	135,901	103,267
Change in fair value of contingent considerations and holdbacks	(14,245)	(534)	—
Litigation settlement	—	—	22,500
Total operating expenses	$438,341	$285,059	$230,179

Loss from operations	$(234,776)	$(152,726)	$(140,079)
Interest income	3,062	435	1,499
Interest expense	(80)	(367)	(787)
Gain on deconsolidation of a subsidiary	4,607	—	—
Other income (expense), net	(1,087)	(1,370)	(182)
Benefit from (provision for) income taxes	10,411	1,930	(382)
Net loss attributable to common stockholders	$(217,863)	$(152,098)	$(139,931)

Comparison of the years ended September 30, 2022, 2021 and 2020
Revenues

	Year ended September 30,			Change
(in thousands, except percentages)	2022	2021	2020	2022-2021		2021-2020
Revenues	$203,565	$132,333	$90,100	$71,232	54%	$42,233	47%

Revenues increased from $132.3 million to $203.6 million in the year ended September 30, 2022, which was an increase of $71.2 million, or 54%, as compared to the same period in 2021. The increase in revenue was primarily due to increase in revenue from NGS tools, which grew from $72.7 million in 2021 to $99.3 million in 2022, an increase in revenue from synthetic genes which grew from $39.0 million in 2021 to $61.5 million and an increase in revenue from antibody discovery, which grew from $7.0 million in 2021 to $24.2 million. The primary reason for NGS tools revenue growth was an increase in both revenue from our top customers and adoption of our product by a larger customer base. We do not believe that pricing changes had a meaningful impact on revenue from NGS tools period-over-period. Our synthetic genes revenue grew mainly due to growth in our customers across all industries including industrial chemicals, healthcare and academic research. In the year ended September 30, 2022, we shipped approximately 558,000 genes compared to approximately 372,000 genes in the year ended September 30, 2021, an increase of 50%. Synthetic gene pricing to our customers was relatively constant period-over-period. Our antibody services revenue grew year over year as a result of Abveris acquisition and an increase in the Twist Antibody discovery project revenue.
Revenues increased from $90.1 million to $132.3 million in the year ended September 30, 2021, which was an increase of $42.2 million, or 47%, as compared to the same period in 2020. The increase in revenue was primarily due to an increase in revenue from NGS tools which grew from $44.0 million in 2020 to $72.7 million in 2021, and an increase from antibody discovery, which grew from $2.4 million to $7.0 million primarily due to growth in our revenues from antibody discovery project services. Our synthetic genes revenue grew from $35.2 million in 2020 to $39.0 million in 2021, mainly due to growth in the pharma industry. In the year ended September 30, 2021, we shipped approximately 372,000 genes, including approximately 28,000 adapters-off non-clonal genes that were introduced in December 2020 compared to approximately 339,000 genes in the year ended September 30, 2020, an increase of 10%. Synthetic gene pricing to our customers was relatively constant period-over-period. NGS tools revenue growth was primarily attributable to the adoption of our product by a larger customer base. We do not believe that pricing changes had a meaningful impact on revenue from NGS tools period-over-period.
A discussion of our revenues for the year ended September 30, 2020 can be found on page 54 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 filed with the SEC on November 23, 2021, or our 2021 Annual Report.
Cost of revenues

	Year ended September 30,			Change
(in thousands, except percentages)	2022	2021	2020	2022-2021		2021-2020
Cost of revenues	$119,330	$80,620	$61,406	$38,710	48%	$19,214	31%

Cost of revenue increased from $80.6 million in the prior year to $119.3 million in the year ended September 30, 2022, which was an increase of $38.7 million, or 48%. The increase was primarily due to an increase in the cost of consumption of reagents and production materials costs of $20.4 million associated with increased production due to higher sales volume and product shipments. The increase in personnel costs of $7.7 million was mainly due to increased headcount to support growth in the volumes. Maintenance costs increased by $2.6 million, equipment costs increased by $1.3 million and depreciation expense increased by $3.3 million due to investment in equipment. Our cost of revenues represented 59% and 61% of total revenues for the year ended September 30, 2022 and 2021, respectively. The favorable change in cost of revenues as a percentage to total revenues was mainly due to an increase in volume of product sold and change in the mix of products sold during the current year.
Cost of revenue increased from $61.4 million in the prior year to $80.6 million in the year ended September 30, 2021, which was an increase of $19.2 million, or 31%. The increase was primarily due to an increase in the cost of consumption of reagents and production materials costs of $9.6 million associated with increased product shipments. The increase in personnel costs of $5.3 million was due to increased expenses related to supporting new product portfolio launches and an increase in volume of products shipped. Outside services increased by $1.5 million, depreciation increased by $1.1 million and information technology costs increased by $1.6 million. Our cost of revenues represented 61% and 68% of total revenues for the year ended September 30, 2021 and 2020, respectively. The favorable change in cost of revenues as a percentage of total revenues was mainly due to an increase in volume of product sold and change in the mix of products sold during the current year.
A discussion of our cost of revenues for the year ended September 30, 2020 can be found on page 55 of our 2021 Annual Report.
Research and development expenses

	Year ended September 30,			Change
(in thousands, except percentages)	2022	2021	2020	2022-2021		2021-2020
Research and development	$120,307	$69,072	$43,006	$51,235	74%	$26,066	61%

Research and development expenses increased by $51.2 million to $120.3 million for the year ended September 30, 2022, as compared to the same period 2021, including increased expense related to Revelar and Abveris. The increase was mainly in personnel costs of $31.3 million associated with an increase in our research and development headcount, an increase in laboratory supplies costs of $13.8 million due to an increase in research activities, including $8.0 million for Revelar, an increase in the rent expense of $2.6 million associated with increased research and development laboratory space and an increase in outside services of $3.5 million primarily associated with development activities for our data storage technology.
Research and development costs increased by $26.1 million to $69.1 million for the year ended September 30, 2021, as compared to the same period 2020. The increases were mainly in personnel costs of $18.4 million associated with increasing our research and development headcount, and an increase in outside services of $8.1 million primarily associated with the development activities for our data storage technology.

A discussion of our research and development expenses for the year ended September 30, 2020 can be found on page 55 of our 2021 Annual Report.
Selling, general and administrative expenses

	Year ended September 30,			Change
(in thousands, except percentages)	2022	2021	2020	2022-2021		2021-2020
Selling, general and administrative	$212,949	$135,901	$103,267	$77,048	57%	$32,634	32%

Total selling, general and administrative expenses increased by $77.0 million to $212.9 million for the year ended September 30, 2022, compared to the same period for 2021. The increase in expenses was primarily due to an increase in personnel costs by $50.9 million, as a result of an increase in headcount in the commercial organization and included $30.8 million higher stock-based compensation expense. Advertising costs increased by $1.7 million, consulting costs increased by $3.4 million, depreciation expense increased by $3.5 million, facility costs increased by $2.3 million, legal costs increased by $1.4 million, online services costs increased by $1.3 million, travel costs increased by $3.7 million, rent expense increased by $2.2 million and other costs including audit expenses, equipment costs and laboratory supplies increased by $6.6 million.

Included in total selling, general and administrative expenses for the year ended September 30, 2022 are Wilsonville costs, comprised of personnel costs of $6.0 million, facilities costs of $4.6 million, outside services of $2.2 million, laboratory supplies of $1.3 million and other costs of $1.8 million.

Selling, general and administrative expenses increased by $32.6 million to $135.9 million for the year ended September 30, 2021, compared to the same period for 2020. The increase was primarily due to increases in personnel costs by $30.5 million as a result of increased headcount in our commercial organization, which included $11.7 million higher of stock-based compensation expenses and $2.5 million higher of sales commission. Outside services, including audit costs, COVID-19 testing costs and advisory services, increased by $11.0 million, depreciation expense increased by $1.8 million, merger & acquisition costs increased by $1.4 million, computer software costs increased by $1.0 million and rent expense increased by $1.9 million, mainly due to our Wilsonville facility lease expense. The increase in selling, general and administrative expenses was offset by a decrease of $11.8 million in legal expenses as our litigation with Agilent Technologies, Inc. (“Agilent”) concluded on February 6, 2020, a decrease of $3.0 million in consulting costs and a decrease of $1.2 million in travel costs.

A discussion of our selling, general and administrative expenses for the year ended September 30, 2020 can be found on page 56 of our 2021 Annual Report.
Change in fair value of contingent considerations and holdbacks

	Year ended September 30,			Change
(in thousands, except percentages)	2022	2021	2020	2022-2021		2021-2020
Change in fair value of contingent considerations and holdbacks	$(14,245)	$(534)	$—	$(13,711)	2568%	$(534)	100%

During the year ended September 30, 2022, we recognized the change in the fair value of the contingent consideration and holdbacks of $13.4 million and $0.8 million related to the acquisitions of Abveris and iGenomX, respectively, primarily as a result of the change in fair value of our stock price as of September 30, 2022 and a change in the probability of the attainment of the calendar year 2022 revenue target.

Change in the fair value was $0.5 million for the year ended September 30, 2021 associated with the contingent consideration and indemnity holdback related to the acquisition of iGenomX as a result of the change in fair value of our stock price as of September 30, 2021.

Interest, and other income (expense), net

	Year ended September 30,			Change
(in thousands, except percentages)	2022	2021	2020	2022-2021		2021-2020
Interest income	$3,062	$435	$1,499	$2,627	604%	$(1,064)	(71)%
Interest expense	(80)	(367)	(787)	287	(78)%	420	(53)%
Other income (expense)	(1,087)	(1,370)	(182)	283	(21)%	(1,188)	653%
Total interest, and other income (expense), net	$1,895	$(1,302)	$530	$3,197	505%	$(1,832)	528%

Interest income was $3.1 million in the year ended September 30, 2022, $0.4 million in the year ended September 30, 2021 and $1.5 million in the year ended September 30, 2020, resulting from our short-term investments. Interest expense was $0.1 million in fiscal year 2022, $0.4 million in fiscal year 2021 and $0.8 million in fiscal year 2020 mainly due to the reduction in the amount of debt outstanding under our credit facility with Silicon Valley Bank. Other expense was $1.1 million in fiscal year 2022, $1.4 million in fiscal year 2021 and $0.2 million in fiscal year 2020, mainly due to one-time costs not related to our normal business activities.

Gain on deconsolidation of a subsidiary

	Year ended September 30,			Change
(in thousands, except percentages)	2022	2021	2020	2022-2021		2021-2020
Gain on deconsolidation of a subsidiary	4,607	—	—	$4,607	100%	$—	—%

Gain on deconsolidation of a subsidiary represents the gain associated with the deconsolidation of a variable interest entity, Revelar, on September 30, 2022. Refer to Note 15 to the consolidated financial statements for further details.

Benefit from (provision for) income taxes

	Year ended September 30,			Change
(in thousands, except percentages)	2022	2021	2020	2022-2021		2021-2020
Benefit from (provision for) income taxes	$10,411	$1,930	$(382)	$8,481	439%	$2,312	(605)%

We recorded income tax benefit of $10.4 million and $1.9 million in 2022 and 2021 mainly as a result of the business acquisition of Abveris and iGenomX respectively. We recorded provision for income taxes of $0.4 million in 2020.

Liquidity and capital resources
Sources of liquidity
To date, we have financed our operations principally through public equity raises, private placements of our convertible preferred stock, borrowings from credit facilities and revenue from our commercial operations.
Since our inception on February 4, 2013 and through September 30, 2022, we have received an aggregate of $1,333.7 million in net proceeds from the issuance of equity securities and an aggregate of $13.8 million from debt. As of September 30, 2022, we had a balance of $378.7 million of cash and cash equivalents and $126.3 million in short-term investments.
Loan and Security Agreement
In September 2017, we entered into a Fourth Amended and Restated Loan and Security Agreement with SVB, which allowed for term loan borrowings aggregating up to $20.0 million in a series of three advances and contained a $10.0 million revolving credit facility. We obtained a term loan under the only the first tranche in a principal amount of $10.0 million, which matured and was paid in full in December 2021.

In connection with the first advance, we issued warrants to purchase 64,127 shares of common stock at an exercise price of $6.24 per share.
We did not make any borrowings under the revolving loan facility which expired on December 31, 2021. We had no amounts outstanding under the loan facility at September 30, 2022.

Capital resources
Our primary cash needs are for operating expenses, working capital and capital expenditures to support the growth in our business. As of September 30, 2022, we had cash, cash equivalents and short-term investments of $505.0 million.
We believe that our existing cash, cash equivalents and short-term investments are sufficient to fund our operating expenses, capital expenditure requirements and debt service payments for the next 12 months. In the future, we may still need to obtain additional financing to fund operations beyond this period, and there can be no assurance that we will be successful in raising additional financing on terms which are acceptable to us. In addition, our operating plans may change as a result of factors currently unknown to us, and we may need to seek additional funds sooner than planned. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Our future capital requirements will depend on many factors. See “Risk factors—We will require additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product manufacturing and development and other operations.”
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

Operating capital requirements

Our primary uses of capital are, and we expect will continue to be for the near future, compensation and related expenses, manufacturing costs, laboratory and related supplies, legal and other regulatory expenses, and general overhead costs and the capital expenditures for the Wilsonville, Oregon facility expansion. We had $10.1 million and $67.4 million in commitments for capital expenditures as of September 30, 2022 and 2021, respectively.
Cash flows
The following table summarizes our sources and uses of cash and cash equivalents:

	Year ended
	September 30,
(in thousands)	2022	2021	2020
Net cash used in operating activities	$(124,385)	$(112,244)	$(142,255)
Net cash provided by (used in) investing activities	(232,930)	156,155	(114,650)
Net cash provided by financing activities	270,534	329,182	303,732

Operating activities
Net cash used in operating activities was $124.4 million in fiscal year 2022 and consisted primarily of a net loss of $217.9 million adjusted for non-cash items including depreciation and amortization expenses of $16.5 million, stock-based compensation expense of $79.7 million, a tenant improvement allowance net of operating lease expense of $20.1 million, gain on deconsolidation of subsidiary of $4.6 million, change in fair value of contingent consideration and holdbacks of $14.2 million, a change in operating assets and liabilities of $5.4 million, and a net total of other non-cash items of $1.4 million. The change in operating assets and liabilities was mainly due to increases in account receivable of $9.6 million, inventory of $7.5 million, prepaid expenses and other current assets of $2.6 million, accounts payable of $7.4 million, accrued expenses of $2.3 million, accrued compensation of $4.9 million, offset by decreases in other non-current assets of $7.3 million, and other liabilities of $7.4 million.
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
A discussion of our net cash used in operating activities for the fiscal year 2020 can be found on page 59 of our 2021 Annual Report.
Investing activities
In fiscal year 2022, our net cash used in the investing activities was $232.9 million primarily as a result of net impact of purchases and maturity of investments of $117.2 million, purchases of laboratory property, equipment and computers of $101.9 million, new business acquired of $8.2 million and deconsolidation of Revelar of $5.8 million.
In fiscal year 2021, our net cash provided by the investing activities was $156.2 million primarily as a result of net impact of purchases and maturity of investments of $183.7 million and purchases of laboratory property, equipment and computers of $27.1 million.
A discussion of our net cash used in investing activities for the fiscal year 2020 can be found on page 59 of our 2021 Annual Report.
Financing activities
Net cash provided by financing activities was $270.5 million in fiscal year 2022, which consisted of $269.8 million in proceeds from a public offering of our common stock, net of underwriting discounts and commissions and offering expenses, $4.0 million from proceeds from issuance of shares under the 2018 ESPP and $6.0 million from the exercise of stock options, offset by $1.6 million in principal payments on long term debt and $7.8 million in repurchases of common stock for income tax withholdings.
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
A discussion of our net cash provided by financing activities for the fiscal year 2020 can be found on page 59 of our 2021 Annual Report.

Off-balance sheet arrangements
We do not have any off-balance sheet arrangements other than our indemnification agreements as described in Note 7 of the consolidated financial statements included elsewhere in this Form 10-K.
Contractual obligations and other commitments
On July 28, 2021, we entered into a 7-year operating lease for an approximately 21,000 square-feet of office space located in South San Francisco, California, to further expand our operations. Upon execution of the lease agreement, we provided the landlord an approximately $0.2 million security deposit. We will pay an initial annual base rent of approximately $1.7 million, which is subject to scheduled 3% annual increases, plus certain operating expenses. We have the right to sublease the facility, subject to landlord consent. The lease commenced on October 1, 2021. The total future minimum lease payments under the agreement are $13.1 million.
On August 6, 2021, Abveris, which was subsequently acquired by us, entered into a 10-year, 5-month operating lease for approximately 22,000 square-feet of office space located in Quincy, Massachusetts, to further expand operations. We have two options to extend the term for five years. We do not have reasonable certainty that these options will be exercised. Upon execution of the lease agreement, Abveris provided the landlord an approximate $0.6 million irrevocable letter of credit as a security deposit. Abveris will pay an initial annual base rent of approximately $1.2 million, which is subject to scheduled 2% annual increases, plus certain operating expenses. We have the right to sublease the facility, subject to landlord consent. The lease commenced on March 3, 2022. As of lease commencement date, the total future minimum lease payments under the agreement were $13.2 million.

Other than the above leases, during 2022, we entered into immaterial operating lease agreements with total minimum lease payments under these agreements were less than $2.0 million and the lease terms ranging from 2 to 3 years.

Critical accounting policies and estimates
The discussion and analysis of our financial condition and results of operations are based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates the reasonableness of its estimates. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.
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

For all of our contracts to date other than antibody discovery services and DNA libraries (“Biopharma”) contracts, the customer orders a specified quantity of a synthetic DNA sequence; therefore, the delivery of the ordered quantity per the purchase order is accounted for as one performance obligation.

The transaction price is determined based on the agreed upon rates in the purchase order or master supply agreements applied to the quantity of synthetic DNA that was manufactured and shipped to the customer. Our contracts include only one performance obligation— the shipment of the product to the customer. Accordingly, all of the transaction price, net of any discounts, is allocated to the one performance obligation. Our sales are primarily subject to Ex Works (as defined in

Incoterms 2010) delivery terms and revenue is recorded at the point in time when products are picked up by the customer’s freight forwarder, as we have determined that this is the point in time that product control transfers to the customer. Therefore, upon shipment of the product, there are no remaining performance obligations. Our shipping and handling activities are performed before the customer obtains control of the goods and therefore are considered a fulfillment cost. Shipping and handling fees charged to our customers are recognized as product revenue in the period shipped and the related costs for providing these services are recorded as a cost of revenue. We have elected to exclude all sales and value added taxes from the measurement of the transaction price. We have not adjusted the transaction price for significant financing since the time period between the transfer of goods and payment is less than one year. We have elected the practical expedient of not disclosing the consideration allocated to remaining performance obligations and an explanation of when those amounts are expected to be recognized as revenue since the duration of our contracts is less than one year.

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

We had contract assets of $3.4 million and contract liabilities of $3.5 million as of September 30, 2022. We had contract assets of $2.0 million and contract liabilities of $1.1 million as of September 30, 2021. For the year ended September 30, 2022, we recognized revenue of $1.1 million from the amount that was included in the contract liability balance at the beginning of the year. For September 30, 2021 and 2020 the Company did not recognize revenue from amounts that were included in the contract liability balance at the beginning of each period. In addition, for all periods presented, there was no revenue recognized in a reporting period from performance obligations satisfied in previous periods. The aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of September 30, 2022 was $4.5 million.
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
We have granted performance-based stock units (PSUs) and performance stock options (PSOs) to executive officers and senior level employees. We value PSUs using a grant date fair value equal to the closing share price of our common stock on the date of grant and the probability of the achievement of the performance condition.

We estimate the fair value of stock options granted to our employees, directors and non-employee consultants on the grant date, and rights to acquire stock granted under our Employee Stock Purchase Plan, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of highly subjective assumptions which determine the fair value of stock-based awards. These assumptions include:
•Expected Term. Our expected term represents the period that our stock-based awards are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term), as we do not have sufficient historical data to use any other method to estimate expected term.
•Expected Volatility. As we have very limited trading history of our common stock, the expected volatility is estimated based on the average volatility for comparable publicly traded biopharmaceutical companies over a period equal to the expected term of the stock option grants. The comparable companies are chosen based on their similar size, stage in the life cycle or area of specialty.
•Risk-Free Interest Rate. The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of the stock option grants.
•Expected Dividend. We have never paid dividends on our common stock and have no plans to pay dividends on our common stock. Therefore, we use an expected dividend yield of zero.
Business Combinations
Accounting for business combinations requires management to make significant estimates and assumptions as of the acquisition date which are inherently uncertain. Intangible assets we have recognized from such transactions includes goodwill, developed technology and customer relationships. Significant judgment was exercised in estimating the fair value of the developed technology and customer relationships, which included estimates and assumptions related to the projected revenues (specifically forecasted selling prices and unit volume of sales), and discount rates. Similarly, significant judgment was exercised in estimating the contingent consideration which included key assumptions related to the forecasted calendar year 2022 revenue and the Company's share price for Abveris and progress toward completion of transition milestones for iGenomX.

The rates used to discount expected future cash flows to present value are typically derived from a weighted-average cost of capital analysis and adjusted to reflect inherent risks. Unanticipated events and circumstances may occur that could affect either the accuracy or validity of such assumptions, estimates or actual results.

Goodwill

Determining when to test for impairment, the reporting unit, the assets and liabilities of the reporting unit, and the fair value of the reporting unit requires significant judgment and involves the use of significant estimates and assumptions. We test goodwill for impairment in our fourth quarter each year, or more frequently if indicators of an impairment exist, to determine whether it is more likely than not that the fair value of the reporting unit with goodwill is less than its carrying value. When this qualitative assessment concludes that it is more likely than not that the fair value is more than its carrying value, goodwill is considered not impaired and we are not required to perform the goodwill impairment test. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance, and other relevant events and factors affecting the fair value of the reporting unit. When this qualitative assessment concludes that it is more likely than not that the fair value is below the carrying value, goodwill is tested for impairment by determining the fair value of the reporting unit and comparing it to the carrying value of the net assets assigned to the reporting unit. If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not impaired. If the carrying value of the reporting unit exceeds its fair value, we would record an impairment loss up to the difference between the carrying value and implied fair value. For 2022, our qualitative assessment indicated that the fair value of our reporting unit substantially exceeded the carrying value and that a quantitative assessment was unnecessary.

Recently issued accounting pronouncements

For a description of accounting changes and recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see Note 2, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Item 7A.Quantitative and qualitative disclosures about market risk
Interest rate sensitivity

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $505.0 million as of September 30, 2022, which consisted primarily of money market funds and marketable securities, largely composed of investment grade, short to intermediate term fixed income securities.
The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in a variety of securities of high credit quality and short-term duration, according to our board-approved investment policy. Our investments are subject to interest rate risk and could fall in value if market interest rates increase. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations. For example, a hypothetical 10% relative change in interest rates during any of the periods presented would not have a material impact on our consolidated financial statements.

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

Item 8.Consolidated financial statements and supplementary data

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Twist Bioscience Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Twist Bioscience Corporation (the Company) as of September 30, 2022, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 28, 2022 expressed an adverse opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of intangible assets acquired in a business combination
Description of the Matter	As described in Note 14, on December 1, 2021, the Company acquired all of the outstanding stock of AbX Biologics, Inc. (“Abveris”), which was accounted for as a business combination using the acquisition method of accounting. The acquired intangible assets principally consisted of developed technology and customer relationships, which had estimated acquisition-date fair values of $30.9 million and $14.7 million, respectively.

Auditing the acquisition date fair values of the acquired developed technology and customer relationships was complex due to the significant judgment required in estimating their fair values. In particular, the fair value estimates required the use of valuation methodologies that were sensitive to significant assumptions (e.g., projected revenue growth rates, including forecasted selling prices and unit volumes, and discount rates applied to each intangible asset), which were affected by expected future market or economic conditions.

How We Addressed the Matter in Our Audit	We tested controls that address the risks of material misstatement relating to the valuation of the intangible assets which were primarily comprised of developed technology and customer relationships. For example, we tested controls over management’s review of the significant assumptions, such as the acquired business’s projected revenue growth rates, including forecasted selling prices and unit volumes, and the discount rate applied to each intangible asset.

To test the estimated fair value of the acquired developed technology and customer relationship intangible assets, our audit procedures included, among others, assessing the appropriateness of the valuation methodologies and testing the significant assumptions discussed above and the completeness and accuracy of the underlying data used by the Company. For example, we evaluated the reasonableness of assumptions used to determine the projected revenue growth rates by comparing the forecasted assumptions to historical performance, projected industry growth rates, and other factors considered by management in developing the model. We involved our valuation specialist to assist in evaluating the valuation methodologies and discount rates used to value the developed technology and customer relationships. We also performed sensitivity analyses to evaluate the changes in the fair value of the acquired developed technology and customer relationship intangible assets that would result from changes in the significant assumptions.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2022.
San Mateo, California
November 28, 2022

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Twist Bioscience Corporation
Opinion on the Financial Statements
We have audited the consolidated balance sheet of Twist Bioscience Corporation and its subsidiaries (the “Company”) as of September 30, 2021, and the related consolidated statements of operations and comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity and of cash flows for each of the two years in the period ended September 30, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2021 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PricewaterhouseCoopers
San Jose, California
November 28, 2022
We served as the Company’s auditor from 2015 to 2021.

Twist Bioscience Corporation
Consolidated Balance Sheets

(In thousands except per share data)	September 30, 2022	September 30, 2021
Assets
Current assets:
Cash and cash equivalents	$378,687	$465,829
Short-term investments	126,281	12,034
Accounts receivable, net	40,294	28,549
Inventories	39,307	31,800
Prepaid expenses and other current assets	11,914	8,283
Total current assets	$596,483	$546,495
Property and equipment, net	139,441	44,122
Operating lease right-of-use assets	74,948	61,580
Goodwill	85,811	22,434
Intangible assets, net	59,738	18,262
Restricted cash, non-current	1,572	1,530
Other non-current assets	3,385	7,674
Total assets	$961,378	$702,097
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$20,092	$14,900
Accrued expenses	10,169	6,437
Accrued compensation	27,023	22,327
Current portion of operating lease liability	13,642	8,213
Current portion of long-term debt	—	1,552
Other current liabilities	19,737	9,623
Total current liabilities	$90,663	$63,052
Operating lease liability, net of current portion	81,270	53,156
Other non-current liabilities	60	5,068
Total liabilities	$171,993	$121,276
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, $0.00001 par value — 100,000 and 100,000 shares authorized at September 30, 2022 and 2021, respectively; 56,523 and 49,499 shares issued and outstanding at September 30, 2022 and 2021, respectively	$—	$—
Additional paid-in capital	1,619,644	1,190,828
Accumulated other comprehensive (loss)/income	(1,843)	546
Accumulated deficit	(828,416)	(610,553)
Total stockholders’ equity	$789,385	$580,821
Total liabilities and stockholders’ equity	$961,378	$702,097

The accompanying notes are an integral part of these consolidated financial statements.

Twist Bioscience Corporation
Consolidated Statements of Operations and Comprehensive Loss

	Year ended September 30,
(In thousands, except per share data)	2022	2021	2020
Revenues	$203,565	$132,333	$90,100
Operating expenses:
Cost of revenues	$119,330	$80,620	$61,406
Research and development	120,307	69,072	43,006
Selling, general and administrative	212,949	135,901	103,267
Change in fair value of contingent considerations and holdbacks	(14,245)	(534)	—
Litigation settlement	—	—	22,500
Total operating expenses	$438,341	$285,059	$230,179
Loss from operations	$(234,776)	$(152,726)	$(140,079)
Interest income	3,062	435	1,499
Interest expense	(80)	(367)	(787)
Gain on deconsolidation of subsidiary	4,607	—	—
Other income (expense), net	(1,087)	(1,370)	(182)
Loss before income taxes	$(228,274)	$(154,028)	$(139,549)
Benefit from (provision for) income taxes	10,411	1,930	(382)
Net loss attributable to common stockholders	$(217,863)	$(152,098)	$(139,931)
Other comprehensive loss:
Change in unrealized gain (loss) on investments	$(1,594)	$(14)	$(34)
Foreign currency translation adjustment	(795)	473	(60)
Comprehensive loss	$(220,252)	$(151,639)	$(140,025)
Net loss per share attributable to common stockholders—basic and diluted	$(4.04)	$(3.15)	$(3.57)
Weighted average shares used in computing net loss per share attributable to common stockholders—basic and diluted	53,885	48,251	39,190

The accompanying notes are an integral part of these consolidated financial statements.

Twist Bioscience Corporation
Consolidated Statements of Stockholders’ Equity

	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders' equity
(In thousands)	Shares	Amount
Balances as of September 30, 2019	32,873	$—	$470,425	$181	$(318,524)	$152,082
Issuance of common stock in public offerings, net of underwriting discounts, commissions and offering expenses of $18,916	11,064	—	295,563	—	—	295,563
Vesting of restricted stock units	178	—	—	—	—	—
Issuance of shares under the employee stock purchase plan	126	—	3,428	—	—	3,428
Exercise of stock options	915	—	10,539	—	—	10,539
Repurchase of early exercised stock options	(2)	—	—	—	—	—
Stock-based compensation	—	—	17,096	—	—	17,096
Other comprehensive loss	—	—	—	(94)	—	(94)
Repurchase of common stock for income tax withholdings	(71)	—	(2,421)	—	—	(2,421)
Net loss	—	—	—	—	(139,931)	(139,931)
Balances as of September 30, 2020	45,083	$—	$794,630	$87	$(458,455)	$336,262
Issuance of common stock in public offerings, net of underwriting discounts, commissions and offering expenses of $21,139	3,136	—	323,861	—	—	323,861
Vesting of restricted stock units	237	—	—	—	—	—
Issuance of shares under the employee stock purchase plan	74	—	4,944	—	—	4,944
Exercise of stock options	804	—	14,471	—	—	14,471
Repurchase of early exercised stock options	(2)	—	—	—	—	—
Business acquisition	237	—	26,773	—	—	26,773
Stock-based compensation	—	—	36,998	—	—	36,998
Net exercise of stock warrants	22	—	—	—	—	—
Other comprehensive income	—	—	—	459	—	459
Repurchase of common stock for income tax withholdings	(92)	—	(10,849)	—	—	(10,849)
Net loss	—	—	—	—	(152,098)	(152,098)
Balances as of September 30, 2021	49,499	$—	$1,190,828	$546	$(610,553)	$580,821
Issuance of common stock in public offering, net of underwriting discounts and commissions and offering expenses of $17,678	5,227	—	269,822	—	—	269,822
Vesting of restricted stock units	365	—	—	—	—	—
Issuance of shares under the employee stock purchase plan	97	—	4,010	—	—	4,010
Exercise of stock options	486	—	5,952	—	—	5,952
Business acquisition	988	—	77,122	—	—	77,122
Stock-based compensation	—	—	79,664	—	—	79,664
Other comprehensive loss	—	—	—	(2,389)	—	(2,389)
Repurchase of common stock for income tax withholdings	(139)	—	(7,754)	—	—	(7,754)
Net loss	—	—	—	—	(217,863)	(217,863)
Balances as of September 30, 2022	56,523	$—	$1,619,644	$(1,843)	$(828,416)	$789,385

The accompanying notes are an integral part of these consolidated financial statements.

Twist Bioscience Corporation
Consolidated Statements of Cash Flows

	Year ended September 30,
(in thousands)	2022	2021	2020
Cash flows from operating activities
Net loss	$(217,863)	$(152,098)	$(139,931)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	16,514	9,750	6,677
Non-cash lease expense, net of tenant improvement allowance	20,127	2,243	(1,043)
Gain on deconsolidation of Revelar	(4,607)	—	—
Loss on disposal of property and equipment	—	2	—
Stock-based compensation	79,664	36,998	17,096
Discount (premium) accretion on investment securities	1,315	593	(214)
Realized gain on investments	—	(5)	—
Allowance for doubtful accounts	(11)	40	—
Change in fair value of contingent considerations and holdbacks	(14,245)	(534)	—
Non-cash interest expense	3	67	152
Amortization of debt discount	4	81	184
Write off property and equipment	70	—	—
Changes in assets and liabilities:
Accounts receivable, net	(9,622)	(2,202)	(14,272)
Inventories	(7,536)	(19,489)	(4,956)
Prepaid expenses and other current assets	(2,551)	(2,058)	(3,683)
Other non-current assets	7,273	(4,653)	(554)
Accounts payable	7,383	8,542	(5,506)
Accrued expenses	2,269	3,115	(2,648)
Accrued compensation	4,852	7,392	4,465
Other liabilities	(7,424)	(28)	1,978
Net cash used in operating activities	(124,385)	(112,244)	(142,255)
Cash flows from investing activities
Purchases of property and equipment	(101,857)	(27,061)	(9,868)
Business acquisition, net of cash acquired	(8,160)	(483)	—
Deconsolidation of cash and cash equivalent relating to Revelar	(5,755)	—	—
Purchases of investments	(217,639)	(58,795)	(202,882)
Proceeds from maturity of investments	100,481	242,494	98,100
Net cash provided by (used in) investing activities	(232,930)	156,155	(114,650)
Cash flows from financing activities
Proceeds from exercise of stock options	6,014	14,559	10,495
Proceeds from public offerings, net of underwriting discounts, commissions and offering expenses	269,822	323,861	295,563
Proceeds from issuance under employee stock purchase plan	4,010	4,944	3,428
Repayments of long-term debt	(1,558)	(3,333)	(3,333)
Repurchases of common stock for income tax withholding	(7,754)	(10,849)	(2,421)
Net cash provided by financing activities	270,534	329,182	303,732
Effect of exchange rates on cash, cash equivalents and restricted cash	(319)	20	21
Net increase (decrease) in cash, cash equivalents and restricted cash	(87,100)	373,113	46,848
Cash, cash equivalents, and restricted cash at beginning of year	467,359	94,246	47,398
Cash, cash equivalents, and restricted cash at end of year	$380,259	$467,359	$94,246
Supplemental disclosure of cash flow information
Interest paid	$9	$167	$438
Income taxes paid, net of refunds	246	101	172
Non-cash investing and financing activities
Property and equipment additions included in accrued expenses and accounts payable	$6,297	$2,011	$1,333
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	21,367	33,617	3,718
Issuance of common stock in connection with the business acquisition	77,122	26,773	—

The accompanying notes are an integral part of these consolidated financial statements.

Twist Bioscience Corporation
Notes to Consolidated Financial Statements

1.The company
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
The Company has generated net losses in all periods since inception. As of September 30, 2022, the Company had an accumulated deficit of $828.4 million and has not generated positive cash flows from operations since inception. Losses are expected to continue as the Company continues to invest in product development, manufacturing, and sales and marketing.
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

2.Summary of significant accounting policies
Basis of presentation and use of estimates
The presentation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include the valuation of deferred tax assets, stock-based compensation expense, transaction price and progress toward completion of performance obligation under the contracts with customers, determination of the net realizable value of inventory, valuation of developed technology, and customer relationships and the fair value of the Company’s common stock. Actual results could differ from those estimates. The Company’s consolidated financial statements include its wholly-owned subsidiaries. All intercompany balances and accounts are eliminated in consolidation.

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

During the year ended September 30, 2022, financial results of the Company were not significantly affected by the COVID 19 pandemic, which continues to have global impact. The Company has considered all information available as of the date of issuance of these financial statements and the Company is not aware of any specific events or circumstances that would require an update to its estimates or judgments, or a revision to the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information becomes available. The extent to which the COVID 19 outbreak affects the Company’s future financial results and operations will depend on future developments which continue to evolve and are difficult to predict, including new information concerning mutations in the SARS-CoV 2 virus, which may make it more contagious, and current or future domestic and international actions to contain it and treat it.
Concentration of credit risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, short-term investments and accounts receivable. Substantially all of the Company’s cash is held with two financial institutions that management believe are of high credit quality. Such deposits may, at times, exceed federally insured limits. The Company’s investment policy addresses the level of credit exposure by establishing a minimum allowable credit rating and by limiting the concentration in any one investment.
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
Customer concentration
There are no major customers who accounted for 10% or more of the Company’s revenue for the fiscal year ended September 30, 2022 and September 30, 2021. There were two major customers who accounted for 12% and 10% of the Company’s revenue for the fiscal year ended September 30, 2020.
There are no major customers who accounted for 10% or more of the net accounts receivable as of September 30, 2022 and September 30, 2021.
Cash and cash equivalents
Cash equivalents that are readily convertible to cash are stated at cost, which approximates fair value. The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist of investments in money market funds as of September 30, 2022 and 2021.
Restricted cash represents cash held at financial institutions that are pledged as collateral for stand-by letters of credit for lease commitments. The lease related letters of credit will lapse at the end of the respective lease terms through 2044. At September 30, 2022 and 2021, the Company had restricted cash in the amount of $1.6 million and $1.5 million, respectively.
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
Fair value of financial instruments
The carrying amounts of the Company’s financial instruments including cash equivalents, short term investments, and accounts receivable approximate fair value due to their relatively short maturities. Based on the borrowing rates currently available to the Company for loans with similar terms, the carrying value of the Company’s long-term debt approximated its fair value (level 2 within the fair value hierarchy).
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
Property and equipment
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the lesser of the useful life and the remaining lease term of the respective leasehold improvements assets, if any. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is credited or charged to operations in the period recognized. Repairs and maintenance costs are expensed as incurred.

The Company recorded depreciation and amortization expense of $16.5 million, $9.8 million, and $6.7 million for the years ended September 30, 2022, 2021 and 2020, respectively. Estimated lives of property and equipment are as follows:

Laboratory equipment	5 Years
Furniture, fixtures and other equipment	5 Years
Computer equipment	3 Years
Computer software	3 Years
Leasehold improvements	Lesser of useful life or facilities’ lease term

Capitalized software development costs
Costs associated with internal-use software systems, including those to improve e-commerce capabilities, during the application development stage are capitalized. Capitalization of costs begins when the preliminary project stage is completed, management has committed to funding the project, and it is probable that the project will be completed and the software will be used to perform the function intended. Costs include external direct costs of services and applicable personnel costs of employees devoted to specific software application development. Personnel costs consist of salaries, employee benefit costs, bonuses and stock-based compensation expenses. The capitalized amounts are included in property and equipment, net on the consolidated balance sheets.
Capitalization ceases at the point when the project is substantially complete and is ready for its intended purpose. The capitalized amounts are included in property and equipment, net on the consolidated balance sheets.

Capitalized software development costs were $5.3 million and $3.0 million as of September 30, 2022 and 2021, respectively. Capitalized costs are amortized from the project completion date, using the straight-line method over an estimated useful life of the assets.
Long-lived assets
The Company reviews property and equipment, right of use assets and intangibles subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future undiscounted cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. There have been no such impairments of long-lived assets during the years ended September 30, 2022, 2021 and 2020.
Intangible assets with finite lives are amortized over their estimated useful lives using the straight-line method. The Company reviews intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Impairment assessments inherently involve judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. No impairment charges were recorded during the years ended September 30, 2022, 2021 and 2020.
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
The Company determines if an arrangement is a lease at inception primarily based on the determination of the party responsible for directing the use of an underlying asset within a contract. Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease, net of any tenant improvement allowance. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of committed lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date which includes significant assumptions made including the Company’s estimated credit rating, annual percentage yields from corporate debt financings of companies of similar size and credit rating over a loan term approximating the remaining term of each lease, and government bond yields for terms approximating the remaining term of each lease in countries where the leased assets are located. Certain leases include payments of operating expenses that are dependent on the landlord’s estimate, and these variable payments are therefore excluded from the lease payments used to determine the operating lease right-of-use asset and lease liability. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise any such options. Lease expense is recognized on a straight-line basis over the expected lease term.
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
Goodwill and indefinite intangible assets
Goodwill is evaluated for impairment annually at the reporting unit level during the fourth quarter of the fiscal year or more frequently if events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. If, based on a qualitative assessment, the Company determines it is more likely than not that goodwill is impaired, a quantitative assessment is performed to determine if the fair value of the Company’s one reporting unit is less than its carrying value. During its goodwill impairment review, the Company assessed qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying value, including goodwill. The qualitative factors include, but are not limited to, industry and market considerations and the Company’s overall financial performance. The Company performed its annual assessment for goodwill impairment in the fourth quarter of the fiscal year noting no indication of impairment. There were no triggering events indicating potential for impairment through September 30, 2022.

Segment information
The Company is a synthetic biology and genomics company that has developed a disruptive DNA synthesis platform to industrialize the engineering of biology and manufactures synthetic genes, tools for next-generation sequencing preparation, and antibody libraries for drug discovery and development and operates as one reportable and operating segment. The Company’s chief operating decision-maker, its Chief Executive Officer (CEO), reviews the Company’s operating results on an aggregate basis for purposes of allocating resources and evaluating financial performance.
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
For Company contracts to date other than antibody discovery services and DNA libraries ("Biopharma") contracts, the customer orders a specified quantity of synthetic DNA sequence; therefore, the delivery of the ordered quantity per the purchase order is accounted for as one performance obligation.

The transaction price is determined based on the agreed upon rates in the purchase order or master supply agreements applied to the quantity of synthetic DNA that was manufactured and shipped to the customer. The Company’s contracts include only one performance obligation – the shipment of the product to the customer. Accordingly, all of the transaction price, net of any discounts, is allocated to the one performance obligation. The Company’s sales are subject to Ex Works (as defined in Incoterms 2010) delivery terms and revenue is recorded at the point in time when products are picked up by the customer’s freight forwarder, as the Company has determined that this is the point in time that control transfers to the customer. Therefore, upon shipment of the product, there are no remaining performance obligations. The Company’s shipping and handling activities are performed before the customer obtains control of the goods and therefore are considered a fulfillment cost. Shipping and handling fees charged to our customers are recognized as product revenue in the period shipped and the related costs for providing these services are recorded as a cost of revenue. The Company has elected to exclude all sales and value added taxes from the measurement of the transaction price. The Company has not adjusted the transaction price for significant financing since the time period between the transfer of goods and payment is less than one year. The Company has elected the practical expedient to not disclose the consideration allocated to remaining performance obligations and an explanation of when those amounts are expected to be recognized as revenue since the duration of the contracts is less than one year.
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

The Company had contract assets of $3.4 million and contract liabilities of $3.5 million as of September 30, 2022. The Company had contract assets of $2.0 million and contract liabilities of $1.1 million as of September 30, 2021. For the year ended September 30, 2022, the Company recognized revenue of $1.1 million from the amount that was included in the contract liability balance at the beginning of the year. For September 30, 2021 and 2020, the Company did not recognize revenue from amounts that were included in the contract liability balance at the beginning of each period. In addition, for all periods presented, there was no revenue recognized in a reporting period from performance obligations satisfied in previous periods. The aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of September 30, 2022 was $4.5 million.
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

Refer to Note 13 for the disaggregation of revenues by geography, by product and by industry.
Research and development
Research and development expenses consist of compensation costs, employee benefits, subcontractors, research supplies, allocated facility related expenses and allocated depreciation and amortization. All research and development costs are expensed as incurred.
Advertising costs
Costs related to advertising and promotions are expensed to sales and marketing as incurred. Advertising and promotion expenses for the years ended September 30, 2022, 2021 and 2020, were $2.4 million, $2.5 million and $1.2 million, respectively.
Government contract payments
The Company has a subcontract with the Georgia Institute of Technology funded by the United States Director of Central Intelligence (IARPA). This subcontract is for the period from September 2019 to February 2023. The Company recognizes payments received from these arrangements when milestones are achieved and records them as a reduction of research and development expenses. The total expected cost for the IARPA development project is $7.2 million with IARPA funding $5.2 million and the Company is responsible for providing a minimum contribution of $2.0 million, which remains outstanding as of September 30, 2022. In fiscal year 2022, 2021, and 2020, the Company received IARPA payments of $0.9 million, $1.1 million, and $2.5 million, respectively.
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
Basic and diluted net loss per share of common stock attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee stock-based awards and warrants. Because the Company has reported a net loss for the years ended September 30, 2022, 2021 and 2020, diluted net loss per common share is the same as the basic net loss per share for those years.
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
In fiscal 2022, the Company began recognizing an additional component of total Federal tax expense, the tax on Global Intangible Low-Taxed Income (“GILTI”) provision of the Tax Act, which became applicable to the Company in fiscal 2022. The Company elected to account for GILTI as a period cost, and therefore included GILTI expense in the effective tax rate calculation. This provision did not have a material effect on the effective tax rate for the years ended September 30, 2022, 2021 and 2020.

Variable interest entities

The Company consolidates a VIE in which the Company is deemed to be the primary beneficiary. An entity is generally a VIE if it meets any of the following criteria: (i) the entity has insufficient equity to finance its activities without additional subordinated financial support from other parties, (ii) the equity investors cannot make significant decisions about the entity’s operations or (iii) the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the entity or receive the expected returns of the entity and substantially all of the entity’s activities involve or are conducted on behalf of the investor with disproportionately few voting rights. The Company periodically makes judgments in determining whether its investees are VIEs and, for each reporting period, the Company assesses whether it is the primary beneficiary of its VIE. See Note 15 “Investment in variable interest entity.”

Business combinations

The Company accounts for business combinations using the acquisition method.
Under the acquisition method, the purchase price of the acquisition is allocated to the acquired tangible and identifiable intangible assets and assumed liabilities based on their estimated fair values at the time of the acquisition. This allocation involves a number of assumptions, estimates, and judgments that could materially affect the timing or amounts recognized in the Company’s financial statements. As a result, the Company may record adjustments to the fair values of assets acquired and liabilities assumed within the measurement period (up to one year from the acquisition date) with the corresponding offset to goodwill. The most subjective areas of the acquisition accounting method include determining the fair value of the following:
•identifiable intangible assets, including the valuation methodology, estimates of projected revenues, technology obsolescence, and discount rates, as well as the estimated useful life of the intangible assets;
•contingent consideration; and
•goodwill, as measured as the excess of consideration transferred over the acquisition date fair value of the assets acquired, including the amount assigned to identifiable intangible assets, and the liabilities assumed.
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
Recent accounting pronouncements
New accounting guidance adopted
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The ASU simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740, Income Taxes, related to the approach for allocating income tax expense or benefit for the year to continuing operations, discontinued operations, other comprehensive income, and other charges or credits recorded directly to shareholders’ equity; the methodology for calculating income taxes in an interim period; and the recognition of deferred tax liabilities for outside basis differences. The Company adopted this standard effective October 1, 2021. The adoption of ASU-2019 12 did not have an impact on the Company’s consolidated financial statements as of and for the year ended September 30, 2022.
New accounting guidance issued but not yet effective
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard requires entities to use the new “expected credit loss” impairment model for most financial assets measured at amortized cost, including trade and other receivables and held-to-maturity debt securities, and modifies the impairment model for available-for-sale debt securities. The standard is effective for the Company for the fiscal year ending September 30, 2024, including interim periods within that fiscal year. Early application is permitted. Entity should apply the amendments in this update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, modified-retrospective approach). A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The amendments in this update require the following annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model. The amendments in this update are effective for all entities within their scope for financial statements issued for annual periods beginning after December 15, 2021. Early application is permitted. Entity should apply the amendments in this update either (1) prospectively to all transactions within the scope of the amendments that are reflected in financial statements at the date of initial application and new transactions that are entered into after the date of initial application or (2) retrospectively to those transactions. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

3.Fair value measurement
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
The following table sets forth the cash and cash equivalents, and short-term investments as of September 30, 2022:

(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$378,687	$—	$—	$378,687
Short-term investments:
Commercial paper	14,997	—	—	14,997
U.S. government treasury bills	112,878	—	(1,594)	111,284
Total	$506,562	$—	$(1,594)	$504,968

The following table sets forth the cash and cash equivalents, and short-term investments as of September 30, 2021:

(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$465,829	$—	$—	$465,829
Short-term investments:
U.S. government treasury bills	12,033	1	—	12,034
Total	$477,862	$1	$—	$477,863

As of September 30, 2022, financial assets and liabilities measured and recognized at fair value are as follows:

(in thousands)	Level 1	Level 2	Level 3	Fair value
Assets
Money market funds	$316,805	$—	$—	$316,805
Commercial paper	—	14,997	—	14,997
U.S. government treasury bills	111,284	—	—	111,284
Total financial assets	$428,089	$14,997	$—	$443,086

Liabilities
Contingent consideration and indemnity holdback	$—	$9,592	$2,100	$11,692
Total financial liabilities	$—	$9,592	$2,100	$11,692

As of September 30, 2021, financial assets and liabilities measured and recognized at fair value are as follows:

(in thousands)	Level 1	Level 2	Level 3	Fair value
Assets
Money market funds	$430,438	$—	$—	$430,438
U.S. government treasury bills	12,034	—	—	12,034
Total financial assets	$442,472	$—	$—	$442,472

Liabilities
Contingent consideration and indemnity holdback	$—	$9,856	$—	$9,856
Total financial liabilities	$—	$9,856	$—	$9,856

Contractual maturities of short-term investments, as of September 30, 2022, were less than 12 months. The Company does not intend to sell the money market funds and short term investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The unrealized loss on short-term investments have been in a continuous unrealized loss position for less than 12 months.
As of September 30, 2022, the Company’s contingent consideration related to its Abveris acquisition is categorized as Level 3 within the fair value hierarchy. Contingent consideration is classified as a liability and is remeasured to an estimated fair value at each reporting date until the contingency is resolved. Contingent consideration has been recorded at its fair values using unobservable inputs and have included using the Monte Carlo simulation option pricing framework, incorporating contractual terms and assumptions regarding financial forecasts, discount rates, and volatility of forecasted revenue. The key assumptions are forecasted calendar year 2022 revenue and the Company's share price. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management with the assistance of a third-party valuation specialist.
The key inputs into the Monte Carlo simulation as of December 1, 2021, the acquisition date and as of September 30, 2022 were as follows:

	September 30,	December 1,
Contingent consideration	2022	2021
Stock price	$35.24	$87.06
Equity volatility	93.7%	81.3%
Risk-free interest rate	3.9%	0.4%
Revenue volatility	30.2%	21.9%

The following table provides a reconciliation of beginning and ending balances of the Level 3 financial liabilities during the year ended September 30, 2022:

(in thousands)	Total
Balance as of September 30, 2021	$—
Contingent consideration – additions	8,500
Change in fair value	(6,400)
Balance as of September 30, 2022	$2,100
4.Balance sheet components
The Company’s accounts receivable, net balance consists of the following:

	September 30,
(in thousands)	2022	2021
Trade Receivables	$35,706	$26,549
Other Receivables	4,822	2,337
Allowance for doubtful accounts	(234)	(337)
Accounts Receivable, net	$40,294	$28,549

Inventories consist of the following:

	September 30,
(in thousands)	2022	2021
Raw Materials	$28,787	$18,778
Work-in-process	2,866	4,837
Finished Goods	7,654	8,185
	$39,307	$31,800

The work-in-process inventory included consigned inventory of $0.1 million and $1.9 million as of September 30, 2022 and 2021 respectively.

Property and Equipment, net consists of the following:

	September 30,
(in thousands)	2022	2021
Laboratory equipment	$62,285	$48,439
Furniture, fixtures and other equipment	2,332	2,195
Computer equipment	2,815	2,977
Computer software	1,693	3,899
Leasehold improvements	14,371	5,066
Construction in progress	87,723	16,968
	171,218	79,544
Less: Accumulated depreciation and amortization	(31,777)	(35,422)
	$139,441	$44,122

Construction in progress mainly represents equipment and leasehold improvements relating to the Wilsonville facility.

Other non-current assets
Other non-current assets consist of the following:

	September 30,
(in thousands)	2022	2021
Convertible note receivable	$—	$3,021
Other non-current assets	3,385	4,653
	$3,385	$7,674

During 2021 and as amended in 2022, the Company entered into convertible promissory note agreements with a privately held company (“Borrower”) pursuant to which the Company agreed to loan to the Borrower $3.5 million in a series of loan installments, evidenced by a convertible promissory note having a maturity date of May 1, 2023 (“Convertible Note”). The Convertible Note accrues interest at a rate of 4% per annum. Outstanding principal and any unpaid accrued interest will be converted into preferred shares of the Borrower if before the repayment of the Note, the Borrower has an equity financing round. The convertible note receivable balance at September 30, 2022 is recognized in the prepaid expenses and other current assets on the balance sheet.

Other current liabilities
Other current liabilities consist of the following:

	September 30,
(in thousands)	2022	2021
Contingent consideration	$2,100	$5,186
Indemnity holdbacks	9,592	—
Income and sales taxes payable	3,661	2,440
Deferred revenue	3,476	1,088
Other current liabilities	908	909
	$19,737	$9,623

Other non-current liabilities

The other non-current liabilities consist of the following:

	September 30,
(in thousands)	2022	2021
Holdback	$—	$4,671
Other non current liabilities	60	397
	$60	$5,068

5.Goodwill and intangible assets
For the year ended September 30, 2022, goodwill and intangible assets increased from prior year by $63.4 million and $46.5 million, respectively, as a result of a business acquisition. For the year ended September 30, 2021, goodwill and intangible assets increased from the prior year by $21.3 million and $18.4 million, respectively, as a result of a business acquisition. See Note 14, “Business acquisition”. Total amortization expense related to intangible assets was $4.9 million, $0.5 million, and $0.2 million for the years ended September 30, 2022, 2021 and 2020, respectively.
The goodwill balance is presented below:

(in thousands)	September 30,
	2022	2021
Balance at beginning of year	22,434	1,138
Business acquisition – additions (see Note 14)	61,768	21,538
Remeasurement adjustments to the deferred tax assets	1,609	(242)
Balance at end of year	$85,811	$22,434

The finite-lived intangible assets balances are presented below:

	September 30, 2022
(in thousands, except for years)	Weighted average Amortization period in years	Gross carrying amount	Accumulated amortization	Net book value
Developed Technology	11	$50,020	$(4,375)	$45,645
Customer Relationships	11	15,210	(1,767)	13,443
Tradenames & Trademarks	3	900	(250)	650
Total finite-lived intangible assets		$66,130	$(6,392)	$59,738

	September 30, 2021
(in thousands, except for years)	Weighted average Amortization period in years	Gross carrying amount	Accumulated amortization	Net book value
Developed Technology	16	$19,120	$(1,361)	$17,759
Tradenames & Trademarks	2	20	(20)	—
Customer Relationships	1.5	510	(7)	503
Total finite-lived intangible assets		$19,650	$(1,388)	$18,262

Future annual amortization expense is as follows (in thousands):

Years ending September 30,
2023	$5,255
2024	5,170
2025	4,920
2026	4,870
2027	4,320
Thereafter	35,203
$59,738

6.Long-term debt
In September 2017, the Company entered into a Fourth Amended and Restated Loan and Security Agreement (the Fourth Loan) with SVB for loan amounts aggregating up to $20.0 million in a series of three advances. The first advance provided a principal amount of $10.0 million, the second advance provided a principal amount of $5.0 million and the third advance provided a principal amount of $5.0 million during their respective draw down periods. The draw down periods for the second and third advances under this agreement have expired as of January 31, 2018 and June 30, 2018, respectively and were not utilized. The Company obtained a term loan under the only the first tranche in a principal amount of $10.0 million, which matured and was paid in full in December 2021.
In connection with the first advance the Company issued a warrant to purchase 64,127 shares of common stock at an exercise price of $6.24 per share. The Fourth Loan contained a subjective acceleration clause under which the Fourth Loan could become due and payable to SVB in the event of a material adverse change in the Company’s business. The term of the loan was 51 months with an interest rate of prime plus 3.0% and a final payment fee of $0.7 million.
The first advance, totaling $10.0 million, was drawn in September 2017 and comprised $7.8 million to refinance a prior loan and a new advance of $2.2 million. The debt provided for interest only payments through December 31, 2018 at which time monthly principal payments became due.
In addition, the Company obtained a revolving loan facility for a principal amount of up to $10.0 million for which the principal amount outstanding under the revolving line would accrue interest at a floating per annum rate equal to one percentage point (1.0%) above the prime rate, which interest shall be payable monthly. The Company did not make any borrowings under the revolving loan facility which expired on December 31, 2021.

The Company had no amounts outstanding under the loan facility at September 30, 2022.

7.Commitments and contingencies
The Company may be subject to litigation, claims and disputes in the ordinary course of business. There is an inherent risk in any litigation or dispute and no assurance can be given as to the outcome of any claims.
Indemnifications
In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend the indemnified parties for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third-party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. From time to time, the Company has entered into indemnification agreements with its directors and officers that requires it to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by law. The Company also has directors’ and officers’ insurance.
Leases
The Company leases certain of its facilities under non-cancellable operating leases expiring at various dates through 2044. The Company is also responsible for utilities, maintenance, insurance, and property taxes under these leases. Our lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms, as well as payments for common-area-maintenance and administrative services. We often receive customary incentives from our landlords, such as reimbursements for tenant improvements and rent abatement periods, which effectively reduce the total lease payments owed for these leases. Leases are classified as operating or financing at commencement. We do not have any material financing leases.
Certain leases include options to renew or terminate at the Company’s discretion. The lease terms include periods covered by these options if it is reasonably certain the Company will renew or not terminate. The Company’s lease agreements do not contain any material residual value guarantees or restrictive covenants.
Supplemental balance sheet information related to the Company’s operating leases as of September 30, 2022 is as follows:

(in thousands)	September 30, 2022
Assets:
Operating lease right-of-use-assets	$74,948
Current liabilities:
Current portion of operating lease liabilities	$13,642
Noncurrent liabilities:
Operating lease liabilities, net of current portion	$81,270

Future minimum lease payments under all non-cancelable operating leases as of September 30, 2022 are as follows:

(in thousands)	Operating leases
Years ending September 30 :
2023	$14,734
2024	14,153
2025	14,005
2026	12,550
2027	7,205
Thereafter	90,072
Total minimum lease payments	$152,719
Less: imputed interest	(57,807)
Total operating lease liabilities	$94,912
Less: current portion	(13,642)
Operating lease liabilities, net of current portion	$81,270

The statement of cash flows for the year ended September 30, 2022, include changes in right-of-use assets and operating lease liabilities of $13.4 million and $33.5 million, respectively. For the year ended September 30, 2021, changes in right-of-use assets and operating lease liabilities were $27.9 million and $30.1 million, respectively.
Operating lease expense was $15.6 million and $9.5 million for the years ended September 30, 2022 and 2021 respectively. Cash payments for amounts included in the measurement of operating lease liabilities for the year ended September 30, 2022 were $13.0 million. During the year end September 30, 2022 the Company received $17.6 million of lease incentive payments, which is an allowance for improvements made by the Company to the Wilsonville facility. As of September 30, 2022, the weighted-average remaining lease term was 15.98 years and the weighted-average incremental borrowing rate was 6.39%.
On July 28, 2021, the Company entered into a 7-year operating lease for approximately 21,000 square-feet of office space located in South San Francisco, California, to further expand the Company operations. Upon execution of the lease agreement, the Company provided the landlord an approximately $0.2 million security deposit. The Company will pay an initial annual base rent of approximately $1.7 million, which is subject to scheduled 3% annual increases, plus certain operating expenses. The Company has the right to sublease the facility, subject to landlord consent. The lease commenced on October 1, 2022. As of lease commencement, the total future minimum lease payments under the agreement are $13.1 million.

On August 6, 2021, Abveris, which was subsequently acquired by the Company, entered into a 10-year, 5-month operating lease for approximately 22,000 square-feet of office space located in Quincy, Massachusetts, to further expand operations.
The Company has two options to extend the term for five years. The Company does not have reasonable certainty that these options will be exercised. Upon execution of the lease agreement, an approximate $0.6 million irrevocable letter of credit was provided as a security deposit. The Company will pay an initial annual base rent of approximately $1.2 million, which is subject to scheduled 2% annual increases, plus certain operating expenses. The Company has the right to sublease the facility, subject to landlord consent. The lease commenced on March 3, 2022. As of lease commencement date, the total future minimum lease payments under the agreement were $13.2 million.

Other than the above leases, during 2022, the Company entered into immaterial operating lease agreements with total minimum lease payments under these agreements of less than $2.0 million and with lease terms ranging from 2.0 to 4.0 years.

8.Related party transactions
During the years ended September 30, 2022, 2021 and 2020, the Company purchased raw materials from related party in the amount of $8.0 million, $5.0 million and $3.4 million, respectively. During the year ended September 30, 2022, the Company had revenues from related party in the amount of $3.5 million. The revenues from related party were immaterial for the years ending September 30, 2021 and 2020. Payable balances and receivable balances with the related party were immaterial as of September 30, 2022, 2021 and 2020. During the year ended September 30, 2022, the Company entered into a service agreement with a related party for the total consideration of $0.1 million.

9.Income taxes
The Company recorded an income tax benefit of $10.4 million and $1.9 million for the years ended September 30, 2022 and 2021, respectively. The Company recorded provisions for income taxes of $0.4 million for the year ended September 30, 2020.
The domestic and foreign components of pre-tax loss for the years ended September 30, 2022, 2021, and 2020 are as follows:

	Year ended September 30,
(in thousands)	2022	2021	2020
US	(231,659)	(149,533)	(138,016)
Foreign	3,385	(4,495)	(1,533)
Total	(228,274)	(154,028)	(139,549)

The components of the provision for income taxes for the years ended September 30, 2022, 2021, and 2020 are as follows:

	Year ended September 30,
(in thousands)	2022	2021	2020
Current
Federal	—	—	—
State	(1)	(29)	0
Foreign	767	108	382
Total current	766	79	382

Deferred
Federal	(9,765)	(2,268)	—
State	(1,412)	259	—
Foreign	—	—	—
Total deferred	(11,177)	(2,009)	—

Total (benefit)/provision	(10,411)	(1,930)	382

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended September 30, 2022, 2021, and 2020:

	Year ended September 30,
	2022	2021	2020
Tax expense computed at the federal statutory rate	21%	21%	21%
Change in valuation allowance	(13)%	(33)%	(25)%
Research and development credit benefit	4%	3%	1%
Business combination	(4)%	(2)%	—
Stock-based compensation	(1)%	12%	3%
Change in fair value of contingent consideration and holdbacks	(1)%	—%	—%
Gain on deconsolidation of variable interest entity	(1)%	—%	—%
Total income tax expense	5%	1%	—%

The significant components of the Company’s deferred tax assets and liabilities are as follows for the years ended September 30, 2022, and 2021:

	September 30,
(in thousands)	2022	2021
Net operating loss carryforwards	$191,337	$163,782
Research and development credit carryforwards	35,109	20,163
Operating lease liability	23,118	14,890
Stock-based compensation	13,138	6,737
Other	11,541	4,894
Gross deferred tax assets	274,243	210,466
Less: Valuation allowance	(240,660)	(190,428)
Net deferred tax assets	33,583	20,038
Fixed assets	(1,169)	(785)
Operating lease right-of-use asset	(17,986)	(14,893)
Intangible assets	(14,428)	(4,360)
Gross deferred tax liabilities	(33,583)	(20,038)
Total net deferred tax asset	$—	$—

Based on the available objective evidence, management believes it is more likely than not that the deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its deferred tax assets at September 30, 2022 and 2021. The valuation allowance was $240.7 million and $190.4 million as of September 30, 2022 and 2021, respectively. The change in the valuation allowance was mainly due to an increase in the net operating loss and research and development credits during the fiscal year 2022.
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
As of September 30, 2022, the Company had net operating loss carryforwards of approximately $777.2 million and $452.2 million available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. The net operating losses will begin to expire in fiscal year 2024.
The Company also had federal and state research and development credit carryforwards of approximately $29.9 million and $20.8 million, respectively, at September 30, 2022. The federal credits will expire starting in 2033 if not utilized. The California research and development credits have no expiration date. Utilization of the net operating losses and tax credits is subject to annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitations may result in the expiration of the net operating losses and tax credits before utilization.

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
The aggregate changes in the balance of gross unrecognized tax benefits are as follows:

(in thousands)	Federal and state
Balance as of September 30, 2019	$3,291
Increases related to tax positions taken during 2020	1,409
Balance as of September 30, 2020	$4,700
Increases related to tax positions taken during 2021	2,737
Balance as of September 30, 2021	$7,437
Increases related to tax positions taken during 2022	5,082
Increases related to tax positions taken in the prior year	$864
Balance as of September 30, 2022	$13,383

The Company does not expect a material change in unrecognized tax benefits in the next twelve months. As of September 30, 2022 and 2021, approximately $0.1 million and $0.1 million of unrecognized tax benefit would, if recognized, impact the Company’s effective income tax rate, respectively.
It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. The Company’s management determined that no accrual for interest and penalties was required as of September 30, 2022 and 2021.
The Company’s files federal and state income tax returns with varying statutes of limitations. All tax years remain open to examination due to the carryover of net operating losses or tax credits. The Company currently has no federal or state tax examinations in progress.
On August 16, 2022, the Inflation Reduction Act of 2022 (the "IRA") was signed into law, with tax provisions primarily focused on implementing a 15% minimum tax on global adjusted financial statement income and a 1% excise tax on share repurchases. In general, the provisions of the IRA will become effective beginning in 2023, with certain exceptions. The Company currently does not expect the IRA to have a material impact on its consolidated financial statements. Management will continue to evaluate the potential impact of the IRA on the Company's financial statements.

10.Common stock
As of September 30, 2022, the Company had reserved sufficient shares of common stock with a par value of $0.00001 per share for issuance upon exercise of outstanding stock options. Each share of common stock is entitled to one vote. The holders of shares of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors.

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

11.Stock-based compensation expense
2018 Equity Incentive Plan
On September 26, 2018, the board of directors adopted the 2018 Equity Incentive Plan (the 2018 Plan) as a successor to the 2013 Stock Plan (the 2013 Plan). The maximum aggregate number of shares that may be issued under the 2018 Plan is 6,856,405 of the Company’s common stock. The number of shares reserved for issuance under the 2018 Plan will be increased automatically on the first day of each fiscal year, following the fiscal year in which the 2018 Plan became effective, by a number equal to the least of 999,900, 4% of the shares of common stock outstanding at that time, or such number of shares determined by the Company’s board of directors. The common shares issuable under the 2018 Plan are registered pursuant to a registration statement on Form S-8 on November 1, 2018. As of September 30, 2022, a total of 1,142,937 shares of the Company’s common stock have been reserved for issuance under the 2018 Plan.
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
Restricted Stock Units
Restricted stock consists of restricted stock unit awards (RSUs) which have been granted to employees and non-employee directors. The value of an RSU award is based on the Company’s stock price on the date of grant. Employee grants generally vest over four years and non-employee director grants generally vest over one year. Forfeitures of RSUs are recognized as they occur. The shares underlying the RSU awards are not issued until the RSUs vest. Upon vesting, each RSU converts into one share of the Company’s common stock.
Activity with respect to the Company’s restricted stock units during the year ended September 30, 2022 is as follows:

(In thousands, except per share data)	Shares	Weighted average grant date fair value per share
Nonvested shares at October 1, 2021	697	$73.27
Granted	1,430	$67.30
Vested/Issued	(377)	72.00
Forfeited	(184)	77.23
Nonvested shares at September 30, 2022	1,566	$67.66
As of September 30, 2022, there was $92.2 million of total unrecognized compensation cost related to these issuances that is expected to be recognized over a weighted average period of 2.7 years. The total grant date fair value of RSUs awarded during the year ended September 30, 2022 was $96.2 million. The weighted average grant date fair value for RSUs and performance stock units was $113.06 for the year ended September 30, 2021. The weighted average grant date fair value for RSUs was $38.66 for the year ended September 30, 2020.

Performance Stock Units
Performance stock unit awards (“PSUs”) granted to certain employees will vest upon achievement of operational milestones related to the Wilsonville facility, and to Company executives will vest upon achievement of revenue and gross profit metrics as determined by the board, and to certain non-employee consultants will vest upon achievement of operational milestones. Stock compensation expense for PSUs is recorded over the vesting period based on the grant date fair value of the awards and probability of the achievement of specified performance targets. The grant date fair value is equal to the closing share price of the Company’s common stock on the date of grant. For employees, PSUs generally vest over a one to three-year service period following the grant date, provided that the recipient is a Company employee at the time of vesting and the performance targets applicable to each award are achieved. For non-employees, PSUs generally vest over a one to three-year service period following the grant date, provided that the performance targets applicable to each award are achieved. The percentage of PSUs that vest will depend on the achievement of specified performance targets at the end of the performance period and can range from 0% to 150% of the number of units granted. Forfeitures of PSUs are recognized as they occur.

Activity under the PSUs during the year ended September 30, 2022 is summarized below:

(In thousands, except per share data)	Shares	Weighted average grant date fair value per share
Nonvested shares at October 1, 2021	10	$128.49
Granted	621	$78.81
Vested/Issued	(14)	34.35
Forfeited	(88)	85.40
Nonvested shares at September 30, 2022	529	$79.60

As of September 30, 2022, the unrecognized compensation costs related to these awards was $21.6 million. The Company expects to recognize those costs over a weighted average period of 1.5 years. The total grant date fair value of PSUs awarded during the year ended September 30, 2022 was $49.0 million.
Options
Options are generally granted to employees and were previously granted to non-employee directors. Stock options entitle the holder to purchase, at the end of the vesting term, a specified number of shares of Company common stock at an exercise price per share equal to the closing market price of the common stock on the date of grant. Stock options have a contractual life from the date of the grant and a vesting schedule as established by the board of directors. The maximum term of stock options granted under the 2018 Plan is 10 years and the awards generally vest over a four-year period. Forfeitures of options are recognized as they occur. The fair value of each services based stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company historically had been a private company and lacked company-specific historical and implied volatility information for its stock. Therefore, it estimated its expected stock price volatility based on the historical volatility of publicly traded peer companies through the period ended September 30, 2022 and utilized the “simplified” method for awards that qualify as “plain-vanilla” options. As determined under the simplified method, the expected term of stock options granted is calculated based on contractual and vesting terms of the option award, the risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award, the expected dividend yield is zero based on the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future.

Options activity during the year ended September 30, 2022 is summarized below:

(In thousands, except per share data)	Shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at October 1, 2021	2,875	$22.83	7.11	$242,291
Granted	223	$24.03	9.21	$—
Forfeited	(161)	35.79	—	—
Exercised	(484)	12.42	—	$31,918

Outstanding at September 30, 2022	2,453	$24.67	6.33	$33,447
Nonvested at September 30, 2022	581	$32.61	7.20	5,435
Exercisable	1,872	$22.20	6.05	$28,012

As of September 30, 2022, the unrecognized compensation costs related to these awards was $12.2 million. The Company expects to recognize those costs over a weighted average period of 1.1 years. The total grant date fair value of stock options awarded during the year ended September 30, 2022 was $15.8 million. The Company recognized a tax benefit of $44.2 million in year ended September 30, 2022. The weighted average grant date fair value of options and performance stock options was $42.80 and $20.76 granted during the years ended September 30, 2021 and 2020, respectively.
The fair value of options granted during the year ended September 30, 2022, were calculated using the weighted average assumptions set forth below:

Year ended September 30,
2022
Expected term (years)	6.0
Expected volatility	70.7%
Risk-free interest rate	1.4%
Dividend yield	—%

The fair value of options and performance stock options granted during the years ended September 30, 2021 and 2020, respectively, were calculated using the weighted average assumptions set forth below:

	Year ended September 30,
	2021	2020
Expected term (years)	6.1	6.2
Expected volatility	64.4%	62.1%
Risk-free interest rate	1.0%	1.3%
Dividend yield	—%	—%

Performance Stock Options

On September 1, 2020, the board of directors approved the implementation of a revised annual equity award program for executive officers, senior level employees and consultants to be granted as performance-based stock options ("PSOs") under the 2018 Plan. The number of PSOs ultimately earned under the awards to executive officers and senior level employees is calculated based on the achievement of a certain total revenue threshold during the fiscal year ending September 30, 2022. The percentage of performance stock options that vest will depend on the board of directors’ determination of total revenue at the end of the performance period and can range from 0% to 150% of the number of options granted. The number of PSOs ultimately earned under the awards to a consultant is calculated based on the achievement of certain operational milestones. The maximum term of performance stock options granted under the 2018 Plan is 10 years for both employees and non-employees. The awards generally vest over a two-year period for executive officers and senior level employees. Awards to non-employees generally vest over a five-year period.

The provisions of the PSO are considered a performance condition, and the effects of that performance condition are not reflected in the grant date fair value of the awards. The Company used the Black-Scholes method to calculate the fair value at the grant date without regard to the vesting condition and will recognize compensation cost for the options that are expected to vest. Forfeitures of PSOs are recognized as they occur. The Company reassesses the probability of the performance condition at each reporting period and adjusts the compensation cost based on the probability assessment. As of September 30, 2022, the Company determined that 293,730 shares are expected to vest based on the probability of the performance condition that will be achieved under this equity award program.

Activity under the PSOs during the year ended September 30, 2022 is summarized below:

(In thousands, except per share data)	Shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding and nonvested at October 1, 2021	256	$70.62	8.94	$9,331
Granted	75	$31.29	9.57	—
Forfeited	(19)	67.85	—	—
Vested	(19)	31.29	—	—
Nonvested at September 30, 2022	293	$63.27	8.25	$222
Exercisable	19	31.29	9.57	74
Outstanding at September 30, 2022	312	$61.35	8.33	$296

As of September 30, 2022, the unrecognized compensation costs related to these awards was $0.9 million. The Company expects to recognize those costs over a weighted average period of 1.9 years. The total grant date fair value of performance stock options awarded during the year ended September 30, 2022 was $1.5 million. The weighted average grant date fair value was $45.18 and $43.06 for the years ended September 30, 2021 and 2020, respectively.

The fair values of PSOs granted during the year ended September 30, 2022 respectively, were calculated using the weighted average assumptions set forth below:

Year ended September 30,
2022
Expected term (years)	5.9
Expected volatility	70.9%
Risk-free interest rate	2.8%
Dividend yield	—%

Stock-based compensation

Total stock-based compensation expense recognized were as follows:

	Year ended September 30,
(in thousands)	2022	2021	2020
Cost of revenues	$4,587	$2,678	$1,290
Research and development	19,541	10,166	3,346
Selling, general and administrative	54,905	24,154	12,460
Total stock-based compensation	$79,033	$36,998	$17,096

An immaterial amount of stock-based compensation was capitalized to inventories attributable to employees who support the manufacturing of the Company's products for the year ended September 30, 2022. The balance sheet as of September 30, 2022 includes $0.7 million of stock-based compensation primarily related to implementation of the Company’s lab production software system and order management system, which was capitalized in property and equipment.
The total amount of share-based liabilities settled was $4.6 million for the year ended September 30, 2022. The settlement of the liabilities related entirely to the issuance of contingent consideration associated with the iGenomX acquisition to non-employees only.
2018 Employee Stock Purchase Plan
On September 26, 2018, the board of directors adopted the 2018 Employee Stock Purchase Plan (the 2018 ESPP). A total of 275,225 shares of the Company’s common stock have been reserved for issuance under the 2018 ESPP. The number of shares reserved for issuance under the 2018 ESPP will be increased automatically on the first day of each fiscal year, following the fiscal year in which the 2018 ESPP becomes effective, by a number equal to the least of 249,470 shares, 1% of the shares of common stock outstanding at that time, or such number of shares determined by the Company’s board of directors. The number of shares reserved for issuance as at September 30, 2022 is as follows:

(In thousands)	Shares available
Outstanding at September 30, 2021	355
Additional shares authorized	249
Shares issued during the period	(97)
Outstanding at September 30, 2022	507

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
Unless otherwise determined by the board of directors, the Company’s common stock will be purchased for the accounts of employees participating in the 2018 ESPP at a price per share that is the lesser of 85% of the fair market value of the Company’s common stock on the first trading day of the offering period, which for the initial offering period is the price at which shares of the Company’s common stock were first sold to the public, or 85% of the fair market value of the

Company’s common stock on the last trading day of the offering period. During the years ended September 30, 2022 and 2021, activity under the 2018 ESPP was immaterial.
401(k) Savings Plan
During 2018, the Company adopted a 401(k) savings plan for the benefit of its employees. In January 2022, the Company modified its plan to include an employer matching contribution. The Company is required to make matching contributions to the 401(k) plan equal to 50% of the first 6% of wages deferred by each participating employee. The Company incurred expenses for employer matching contributions of $2.0 million for the year ended September 30, 2022.
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

As of September 30, 2022, the Company determined that 177,390 shares are expected to vest based on the probability of the performance condition that will be achieved under this equity award program. The Company reassesses the probability of the performance condition at each reporting period and adjusts the compensation cost based on the probability assessment. The Company recorded approximately $9.9 million in stock-based compensation expense for the year ended September 30, 2022 related to these awards. The grant date fair value was determined to be $87.06 per share for restricted shares. As of September 30, 2022, the unrecognized compensation costs related to these awards were $5.6 million. The Company expects to recognize those costs over a weighted average period of 0.6 years.

12.Net loss per share attributable to common stockholders
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders:

	Year ended September 30,
(in thousands, except per share data)	2022	2021	2020
Numerator:
Net loss attributable to common stockholders	$(217,863)	$(152,098)	$(139,931)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	53,885	48,251	39,190
Net loss per share attributable to common stockholders, basic and diluted	$(4.04)	$(3.15)	$(3.57)

The potentially dilutive common shares that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive for the periods presented are as follows:

	Year ended September 30,
(in thousands)	2022	2021	2020
Shares subject to options to purchase common stock	2,765	3,131	3,948
Unvested restricted stock units and performance stock units	2,095	707	569
Unvested shares of common stock issued upon early exercise of stock options	—	3	17
Shares subject to employee stock purchase plan	97	27	33
Shares subject to warrants to purchase common stock	—	—	26
Total	4,957	3,868	4,593

13.Geographic, product and industry information
The table below sets forth revenues by geographic region, based on ship-to destinations. Americas consists of the United States of America, Canada, Mexico and South America; EMEA consists of Europe, the Middle East, and Africa; and APAC consists of Japan, China, South Korea, India, Singapore, Malaysia and Australia.

	Year ended September 30,
(in thousands)	2022	2021	2020
Americas	$122,473	$77,909	$59,164
EMEA	62,078	44,124	25,821
APAC	19,014	10,300	5,115
Total	$203,565	$132,333	$90,100

The table below sets forth revenues by products.

	Year ended September 30,
(in thousands)	2022	2021	2020
Synthetic genes	$61,509	$38,964	$35,192
Oligo pools	12,424	8,039	4,545
DNA libraries	6,149	5,678	3,965
Antibody discovery	24,171	6,985	2,383
NGS tools	99,312	72,667	44,015
Total	$203,565	$132,333	$90,100

The table below sets forth revenues by industry.

	Year ended September 30,
(in thousands)	2022	2021	2020
Industrial chemicals/materials	$57,940	$34,475	$29,054
Academic research	37,097	25,299	19,642
Healthcare	106,363	71,241	40,036
Food/agriculture	2,165	1,318	1,368
Total revenues	$203,565	$132,333	$90,100

Long-lived assets located in the United States were $136.3 million and $40.6 million as of September 30, 2022 and 2021, respectively. Long-lived assets located outside of the United States were $3.1 million and $3.5 million as of September 30, 2022 and 2021, respectively.

14.Business acquisition
AbX Biologics, Inc. (“Abveris”)
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
The acquisition date fair value of the consideration transferred for Abveris was $102.6 million, consisting of cash totaling $9.5 million, 759,601 shares of the Company’s common stock valued at $66.1 million based on the Company’s closing stock price on December 1, 2021, employee stock awards issued to certain Abveris employees valued at $6.4 million, contingent consideration of $8.5 million, holdbacks of $12.8 million, and a net working capital adjustment of $0.7 million.

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
As at acquisition date, post-combination compensation expense excluded from the purchase price includes employee stock awards issued to certain Abveris employees valued at $41.0 million. This includes awards valued at $17.7 million which vest over a two year service period following the acquisition date and awards valued at $3.2 million with no future vesting requirements, which were deemed accelerated by the Company at the acquisition date and expensed within the three months ended December 31, 2021. Finally, post-combination expense includes awards valued at approximately $20.1 million which vest based on achievement of the calendar year 2022 revenue target and continuing employment through the payout date, and for certain employees, additional continuing employment through the two year anniversary of the acquisition date. As at September 30, 2022, the fair value of post-combination awards which vest based on performance was $15.4 million.
This acquisition was accounted for using the acquisition method of accounting in accordance with the business combination guidance in ASC 805. Under the acquisition accounting method, the total estimated purchase price was allocated to the identifiable assets acquired and liabilities assumed based on their fair values. The excess of the purchase price over the net of the acquisition date amounts of the identifiable assets acquired and liabilities assumed has been recorded as goodwill. Management’s estimate of the fair values of the acquired intangible assets at December 1, 2021 is preliminary and subject to change and is based on established and accepted valuation techniques performed with the assistance of third-party valuation specialists. Additional information, which existed as of the acquisition date but is yet unknown to the Company may become known to the Company during the remainder of the measurement period, which will not exceed twelve months from the acquisition date. Changes to amounts will be recorded as adjustments to the provisional amounts recognized as of the acquisition date and may result in a corresponding adjustment to goodwill in the period in which new information becomes available. The goodwill that arose from the acquisition consists of synergies expected from integrating Abveris into the Company’s operations and customer base. The goodwill recognized is not expected to be deductible for income tax purposes.

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
Revenue from Abveris included in the Company’s consolidated statements of operations since the acquisition date through September 30, 2022 is $12.3 million. Net loss included in the Company’s consolidated statements of operations from Abveris since the acquisition date through September 30, 2022 is $6.6 million. The Company incurred transaction costs related to the acquisition of $1.5 million, which were recorded as an selling, general and administrative expense on the consolidated statements of operations and comprehensive loss for the year ended September 30, 2022.

The following table provides a reconciliation of contingent consideration and holdbacks balances from acquisition date to September 30, 2022:

(in thousands)	Contingent consideration	Holdbacks	Total
Balance at December 1, 2021 – acquisition date	$8,500	$12,164	$20,664
Change in fair value during the period	(6,400)	(7,071)	(13,471)
Balance at September 30, 2022	$2,100	$5,093	$7,193

The estimated fair value of the contingent consideration liability decreased as a result of the change in the Company’s stock price from December 1, 2021 and a change in the probability of the attainment of the calendar year 2022 revenue target as calculated using the Monte Carlo simulation model. The estimated fair value of the holdback liability decreased as a result of the change in the Company’s stock price as of September 30, 2022. For the year ended September 30, 2022, the Company recognized a gain of $13.5 million relating to the change in fair value of acquisition consideration in its consolidated statement of operations.
The post-combination effect from net deferred tax liability assumed from the Abveris acquisition also caused a release of the Company’s deferred income tax valuation allowance. On the acquisition date, the release resulted in an income tax benefit of $10.5 million.
The following unaudited pro forma financial information presents the combined results of operations for the Company and Abveris as if the Abveris acquisition had occurred on October 1, 2020. The pro forma information contains the actual operating results of the Company, adjusted to include the pro forma impact of the Abveris acquisition, which is primarily additional expense as a result of the amortization of identifiable intangible assets. The unaudited pro forma financial information is prepared for comparative purposes only and does not purport to be indicative of the actual operating results that would have been recorded had the Abveris acquisition actually taken place on October 1, 2020 and should not be taken as indicative of future consolidated operating results. Additionally, the unaudited pro forma financial results do not include any anticipated synergies or other expected benefits from the Abveris acquisition.

	Year ended September 30,
(in thousands)	2022	2021
Revenues	206,011	143,632
Net loss attributable to common stockholders	(216,796)	(146,515)

iGenomX International Genomics Corporation (iGenomX)
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
The acquisition date fair value of the consideration transferred for iGenomX was approximately $27.3 million, consisting of a combination of cash totaling $0.5 million and 237,409 of the Company’s common stock valued at $26.8 million based on the Company’s closing stock price on June 14, 2021 and contingent consideration of up to 48,478 shares valued at $5.5 million based on the Company’s closing stock price on June 14, 2021 and indemnity holdback of up to 43,662 shares valued at $4.9 million based on the Company’s closing stock price on June 14, 2021. The contingent consideration was settled in shares of the Company’s common stock upon completion of the transition milestones. The Company maintains an indemnity holdback for the purposes of providing security against any adjustment to the amounts at closing. The indemnity holdback period extends for 18 months from the anniversary of the closing date.
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
The following table summarizes the preliminary fair value amounts of the assets acquired and liabilities assumed as of the acquisition date, as well as the purchase consideration:

(in thousands)	June 14, 2021
Assets acquired
Cash and cash equivalents	$7
Accounts receivable	37
Inventories	14
Intangible assets	18,410
Goodwill	21,538
Liabilities assumed
Accounts payable	57
Accrued expenses	44
Deferred tax liability	2,252
Fair value of assets acquired and liabilities assumed	$37,653

Consideration transferred
Cash	$490
Company common stock	26,772
Contingent consideration	5,467
Indemnity holdback	4,924
Fair value of purchase consideration	$37,653

The following table summarizes the preliminary estimate of the intangible assets as of the acquisition date:

(in thousands, except for years)	Estimated Weighted Average Useful Lives in Years	Estimated Fair Value
Developed technology	17	$17,900
Customer relationships	1.5	510
Estimated fair value of acquired intangible assets		$18,410

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
The estimated fair value of the contingent consideration and indemnity holdback decreased from $10.4 million as of June 14, 2021 to $4.5 million as of September 30, 2022. For the year ended September 30, 2022, the Company recognized a gain of $0.8 million as change in fair value of acquisition consideration in its consolidated statement of operations due to the change in fair value of such liabilities, as a result of the change in the Company’s stock price.
The post-combination effect from net deferred tax liability assumed from the iGenomX acquisition also caused a release of the Company’s income tax valuation allowance. The release resulted in an income tax benefit of $2.0 million for the year ended September 30, 2021.
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

15.Investment in variable interest entity
On November 1, 2021, the Company contributed certain assets and licensed certain intellectual property rights to the then newly formed Revelar Biotherapeutics, Inc. (“Revelar”), an independently operated, new biotechnology company, to develop and commercialize an antibody, discovered and optimized by Twist Biopharma, a division of the Company. The Company granted a license to Revelar for the exclusive development of an antibody lead along with a series of back up compounds for the potential treatment of SARS-CoV-2. While the licensed antibody neutralized all known variants of concern through Omicron, it does not neutralize the BA.4 and BA.5 variants. The Company committed to invest up to $10.0 million in seed funding based on Revelar’s progress in the development of the lead antibody and the potential licensing of additional antibody therapeutics, of which the Company made an initial investment of $5.0 million in a simple agreement for future equity (“SAFE”), and two additional investments of $2.5 million each, as described below. In exchange for the assignment of certain contractual rights and the license to the antibody, and its back-up compounds, the Company received stock of Revelar amounting to an ownership percentage as of the date of these financial statements of 49.80%, excluding shares and options reserved for future stock awards and further excluding shares that Revelar would have issued to the Company upon conversion of its SAFEs.

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

The Company determined that Revelar was a VIE as the entity lacks sufficient equity to finance its activities without additional support. Additionally, the Company determined that it has (a) the power to direct the activities that significantly impact Revelar’s economic performance and (b) the obligation to absorb losses of, and the right to receive benefits from, Revelar that are potentially significant to Revelar. As a result, the Company was deemed to be the primary beneficiary of Revelar and is required to consolidate Revelar in accordance with ASC 810; however, the Company deconsolidated Revelar as described below.

Revelar incurred a net loss of approximately $14.6 million for the year ended September 30, 2022, and the decrease in net assets was fully absorbed by the Company.

The license agreement with Revelar which provided the Company with power to direct Revelar's activities that most significantly affected Revelar's economic performance and caused the Company to have the obligation to absorb or right to receive the majority of Revelar's losses or benefits, was terminated by all parties on September 30, 2022. As a result, the Company assessed its status as the primary beneficiary of Revelar and determined it was no longer the primary beneficiary of the VIE. The Company deconsolidated Revelar as of September 30, 2022. The deconsolidation resulted in a gain of $4.6 million, recorded in “gain on deconsolidation of subsidiary” in the consolidated statements of comprehensive loss in the year ended September 30, 2022 and the Company deconsolidated Revelar's net liabilities of $4.6 million.

* * * * *

Item 9.        Changes in and disagreements with accountants on accounting and financial disclosure
None.

Item 9A.     Controls and Procedures
Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2022, which is the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2022 as a result of material weakness in our internal control over financial reporting as described below.

In light of the material weakness in the Company’s internal control over financial reporting, we performed additional procedures to ensure that our consolidated financial statements included in Form 10-K were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Following such additional procedures, our management, including our principal executive officer and principal financial officer, has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in this Form 10-K, in conformity with GAAP.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a framework designed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with US GAAP. Our control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As of September 30, 2022, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).
Based on this evaluation, due to the material weakness described below, we concluded that the Company's system of internal control over financial reporting was not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our management concluded that a material weakness existed as of September 30, 2022 related to the ineffective design and implementation of information technology general controls (“ITGCs”) in the areas of user access and program change-management for systems that support the Company’s financial reporting processes. As a result, the Company’s related process-level IT dependent manual and automated controls that rely upon the affected ITGCs, or information coming from IT systems with affected ITGCs, were also deemed ineffective.

Notwithstanding our material weakness, we have concluded that the financial statements and other financial information included in this Annual Report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

The scope of management’s assessment of the effectiveness of internal control over financial reporting excluded AbX Biologics, Inc. (“Abveris”), which the Company acquired in a business combination on December 1, 2021 and is included in our fiscal 2022 Consolidated Financial Statements. Total assets, excluding goodwill and intangibles assets, total liabilities, total revenues, and total expenses of Abveris represented approximately 2%, 7%, 6%, and 4% of the total assets, total liabilities, total revenues, and total expenses of our Consolidated Financial Statements as of and for the year ended September 30, 2022, respectively.

Our independent registered public accounting firm, Ernst & Young LLP, has audited our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K and has issued a report on our internal control over financial reporting as of September 30, 2022. Their report on the audit of internal control over financial reporting appears below.

Planned Material Weakness Remediation Activities

Management is committed to the remediation of the material weakness described above, as well as the continued improvement of our internal control over financial reporting. Our planned remediation efforts related to the above identified material weakness include, but are not limited to:

•implementing improved IT policies, procedures and control activities for key systems which impact our financial reporting;
•investments to upgrade or replace existing systems which do not have the appropriate infrastructure to meet the requirements of our internal control framework;
•expanding the available resources at the Company with experience designing and implementing control activities, including information technology general controls, through hiring and use of third-party consultants and specialists;
•perform additional training to ensure a clear understanding of risk assessment, controls and monitoring activities related to automated processes and systems and ITGCs related to financial reporting.

We plan to continue to assess our internal controls and procedures and intend to take further action as necessary or appropriate to address any other matters we identify. See the section titled “Risk Factors — We identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and stock price.”

Remediation of Prior Year Material Weaknesses

As discussed in our Annual Report on Form 10-K filed for the year ended September 30, 2021, management had identified the following material weaknesses in our internal control over financial reporting:

•We did not appropriately design and maintain effective segregation of duties controls to timely detect and independently review instances where individuals with access to post a journal entry may also have edited or created the journal entry;
•We did not appropriately design and maintain effective controls relating to the accuracy and occurrence of our accounting for revenues, specifically to ensure the accuracy of edits to customer order entry data, including price and quantity, and appropriate segregation of duties during the order entry and revenue processes; and
•We did not design and maintain effective controls over certain information technology general controls (ITGCs) for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain user access controls to ensure appropriate segregation of duties and that adequately restrict user access to certain financial applications and data to appropriate Company personnel.

To address the previously reported material weaknesses related to journal entry posting segregation of duties (“SOD”) and accuracy and occurrence of accounting for revenues, described in Part II, Item 9A of our 2020 Form 10-K, management identified the people, process, and technology necessary to strengthen our internal control over financial reporting and to address the material weaknesses. We began implementing certain of these measures in the fourth quarter of 2021 and continued to develop remediation plans and implemented additional measures throughout 2022. These measures included:

•We updated controls to identify high-risk SAP transaction codes that could potentially allow SOD conflicts and through either automated or manual processes and aligned role-based access provisioning to eliminate SOD posting conflicts. Based on the results of our testing, management concluded that the controls are designed effectively and were in place for a sufficient period during 2022.
•We designed and implemented processes and controls to ensure that any edits to customer order entry data, including price and quantity, are appropriately reviewed. Additionally, we redesigned our SOD framework within the revenue cycle to ensure appropriate SOD throughout the order entry and revenue processes. Based on the results of our testing, management concluded that the controls are adequately designed and were in place for a sufficient period during 2022.

As a result of the material weakness noted above relating to ITGCs, the operating effectiveness of our IT-dependent and automated controls (including the controls noted above that are responsive to the previously identified material weaknesses) have been assessed as ineffective and will remain as such until the ITGC material weakness has been remediated.

Changes in Internal Control over Financial Reporting

Except as noted in the preceding paragraphs, other than the changes noted above associated with the remediation activities relating to the prior year material weaknesses, there were no changes during the quarter ended September 30, 2022 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our plans for remediating the material weakness, described above, will constitute changes in our internal control over financial reporting, prospectively, when such remediation plans are effectively implemented.

Limitations on Effectiveness of Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, as specified above. Our management recognizes that any control system, no matter how well designed and operated, is based upon certain judgments and assumptions, and cannot provide absolute assurance that its objectives will be met.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Twist Bioscience Corporation

Opinion on Internal Control over Financial Reporting

We have audited Twist Bioscience Corporation’s internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Twist Bioscience Corporation (the Company) has not maintained effective internal control over financial reporting as of September 30, 2022, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to the ineffective design and implementation of information technology general controls (“ITGCs”) in the areas of user access and program change-management for systems that support the Company’s financial reporting processes.

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of AbX Biologics, Inc. (“Abveris”), which is included in the 2022 consolidated financial statements of the Company and constituted 2% and 7% of total assets and total liabilities, respectively, as of September 30, 2022 and 6% and 4% of revenues and operating expenses, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Abveris.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of September 30, 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year ended September 30, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report dated November 28, 2022, which expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

San Mateo, California
November 28, 2022

Item 9B.     Other Information
None.

Item 9C.     Disclosure Regarding Foreign Jurisdiction That Prevent Inspections

Not applicable.

PART III

Item 10.     Directors, executive officers and corporate governance
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2023 Annual Meeting of Stockholders.
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

Item 11.     Executive compensation
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2023 Annual Meeting of Stockholders.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2023 Annual Meeting of Stockholders.

Item 13.     Certain relationships and related transactions, and director independence
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2023 Annual Meeting of Stockholders.

Item 14.     Principal Accounting Fees and Services
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2023 Annual Meeting of Stockholders.

PART IV
Item 15.     Exhibits, financial statement schedules
Documents filed as part of this report are as follows:
(a)Consolidated Financial Statements
Our Consolidated Financial Statements are included in the “Index to Consolidated Financial Statements” under Part II, Item 8 and filed as part of this Annual Report on Form 10-K.
(b)Consolidated Financial Statement Schedules
All financial statement schedules are omitted because the information called for is not required or is shown either in the consolidated financial statements or in the notes thereto.
(c)Exhibits
Set forth below is a list of exhibits that are being filed or incorporated by reference into this Annual Report on Form 10-K:

Exhibit Number	Description	Filed / Furnished / Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	11/7/2018

3.2	Amended and Restated Bylaws	8-K	3.1	11/18/2022

4.1	Form of common stock certificate	S-1/A	4.1	10/17/2018

4.3	Warrant to Purchase Stock by and between Twist Bioscience Corporation and Silicon Valley Bank, dated March 28. 2016.	S-1	4.7	10/3/2018

4.4	Description of Common Stock	10-K	4.5	11/20/2020

+10.1	2013 Stock Plan and forms of agreement thereunder	S-1	10.1	10/3/2018

+10.2	2018 Equity Incentive Plan and forms of agreement thereunder	S-1/A	10.2	10/17/2018

+10.3	2018 Employee Stock Purchase Plan	S-1/A	10.3	10/17/2018

+10.4	Executive Incentive Bonus Plan	S-1	10.4	10/3/2018

+10.5	Form of Indemnification Agreement between Twist Bioscience Corporation and each of its Officers and Directors	S-1/A	10.8	10/17/2018

10.6	Fourth Amended and Restated Loan and Security Agreement by and between Twist Bioscience Corporation, Silicon Valley Bank and certain other co-borrowers, dated September 6. 2017	S-1	10.9	10/3/2018

Exhibit Number	Description	Filed / Furnished / Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed
10.7	Lease Agreement by and between Twist Bioscience Corporation and ARE-San Francisco No. 32. LLC dated March 21, 2018	S-1	10.11	10/3/2018

10.7.1	First Amendment to Lease by and between Twist Bioscience Corporation and ARE-San Francisco No. 32, LLC, dated March 21, 2019	10-Q	10.2	5/1/2019

10.8*	Lease Agreement by and between Twist Bioscience Corporation and PWII Owner, LLC, dated December 18, 2020	8-K	10.1	12/22/2020

10.8.1*	First Amendment to Lease between Twist Bioscience Corporation and PWII Owner, LLC, dated April 13, 2021	8-K	10.1	4/16/2021

10.9†	End User Supply Agreement by and between Twist Bioscience Corporation and FUJIFILM Dimatix, Inc., dated November 5, 2015	S-1	10.14	10/3/2018

16.1	Letter from PricewaterhouseCoopers LLP addressed to the Securities Exchange Commission, dated March 9, 2022	8-K	16.1	3/9/2022

21.1	List of subsidiaries of the Registrant	Filed herewith

23.1	Consent of Ernst & Young, Independent Registered Public Accounting Firm	Filed herewith

23.2	Consent of PricewaterhouseCoopers, Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by President and Chief Executive Officer.	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by Chief Financial Officer.	Filed herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by President and Chief Executive Officer.	Furnished herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.	Furnished herewith

Exhibit Number	Description	Filed / Furnished / Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover page from the Company’s Annual Report on Form 10-K for the year ended September 30, 2022, formatted in Inline XBRL

+ Indicates a management contract or compensatory plan.

*	Registrant has omitted schedules and exhibits pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of the omitted schedules and exhibits to the SEC upon request.

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment that was separately filed with the SEC.

Item 16.     Form of 10-K summary
Not applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 28, 2022	Twist Bioscience Corporation

	By:	/s/ Emily M. Leproust
Emily M. Leproust
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Emily M. Leproust	Chief Executive Officer and	November 28, 2022
Emily M. Leproust	Chair of the Board of Directors (principal executive officer)

/s/ James M. Thorburn	Chief Financial Officer (principal financial	November 28, 2022
James M. Thorburn	officer)

/s/ Kevin B. Yankton	Chief Accounting Officer (principal	November 28, 2022
Kevin B. Yankton	accounting officer)

/s/ William Banyai	Director	November 28, 2022
William Banyai

/s/ Nicolas Barthelemy	Director	November 28, 2022
Nicolas Barthelemy

/s/ Nelson C. Chan	Director	November 28, 2022
Nelson C. Chan

/s/ Robert Chess	Director	November 28, 2022
Robert Chess

/s/ Keith Crandell	Director	November 28, 2022
Keith Crandell

/s/ Jan Johannessen	Director	November 28, 2022
Jan Johannessen

/s/ Xiaoying Mai	Director	November 28, 2022
Xiaoying Mai

/s/ Robert Ragusa	Director	November 28, 2022
Robert Ragusa

/s/ Melissa Starovasnik	Director	November 28, 2022
Melissa Starovasnik