Form 10-Q
period 2022-12-31
Twist Bioscience Corp
filed 2023-02-07
CIK 1581280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022
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

The number of shares of the Registrant’s common stock outstanding as of February 3, 2023, was 56,858,200.

TWIST BIOSCIENCE CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2022

Forward-looking statements
This Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, or Form 10-Q, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements relate to, among other matters, plans for product development and licensing to third parties, plans and timeframe for the commercial development of DNA data storage capabilities, expectations regarding market penetration, anticipated customer conversions to our products, plans to expand in the international markets and identification and development of potential antibody candidates. Forward-looking statements are also identified by the words “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” and variations of such words and similar expressions. You should not rely upon forward-looking statements as predictions of future events. Such statements are based on management’s expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results, events or circumstances to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include:
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

PART I. Financial information

Item 1. Financial statements

Twist Bioscience Corporation
Condensed Consolidated Balance Sheets (unaudited)

(In thousands)	December 31, 2022	September 30, 2022
Assets
Current assets:
Cash and cash equivalents	$316,681	$378,687
Short-term investments	122,029	126,281
Accounts receivable, net	44,437	40,294
Inventories	44,597	39,307
Prepaid expenses and other current assets	14,115	11,914
Total current assets	$541,859	$596,483
Property and equipment, net	144,850	139,441
Operating lease right-of-use assets	73,757	74,948
Goodwill	85,811	85,811
Intangible assets, net	58,361	59,738
Restricted cash, non-current	2,410	1,572
Other non-current assets	2,922	3,385
Total assets	$909,970	$961,378
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$20,113	$20,092
Accrued expenses	10,398	10,169
Accrued compensation	23,277	27,023
Current portion of operating lease liability	14,227	13,642
Other current liabilities	15,822	19,737
Total current liabilities	$83,837	$90,663
Operating lease liability, net of current portion	79,748	81,270
Other non-current liabilities	60	60
Total liabilities	$163,645	$171,993
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.00001 par value —100,000 and 100,000 shares authorized at December 31, 2022 and September 30, 2022, respectively; 56,645 and 56,523 shares issued and outstanding at December 31, 2022 and September 30, 2022, respectively	$—	$—
Additional paid-in capital	1,617,174	1,619,644
Accumulated other comprehensive income	(609)	(1,843)
Accumulated deficit	(870,240)	(828,416)
Total stockholders’ equity	$746,325	$789,385
Total liabilities and stockholders’ equity	$909,970	$961,378

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three months ended December 31,
(In thousands, except per share data)	2022	2021
Revenues	$54,243	$42,018
Operating expenses:
Cost of revenues	$29,442	$27,056
Research and development	31,242	22,630
Selling, general and administrative	42,324	51,098
Change in fair value of contingent considerations and holdbacks	(4,135)	$(2,826)
Total operating expenses	$98,873	$97,958
Loss from operations	$(44,630)	$(55,940)
Interest income	3,040	154
Interest expense	(1)	(26)
Other income (expense), net	(157)	(156)
Loss before income taxes	$(41,748)	$(55,968)
Income tax (provision) / benefit	(76)	$10,405
Net loss attributable to common stockholders	$(41,824)	$(45,563)
Other comprehensive loss:
Change in unrealized loss on investments	$(868)	277
Foreign currency translation adjustment	(366)	(94)
Comprehensive loss	(43,058)	(45,380)
Net loss per share attributable to common stockholders—basic and diluted	$(0.74)	$(0.91)
Weighted average shares used in computing net loss per share attributable to common stockholders—basic and diluted	56,444	49,912

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

	Common stock		Additional paid-in capital	Accumulated Other comprehensive loss	Accumulated deficit	Total stockholders' equity
(In thousands)	Shares	Amount
Balances as of September 30, 2022	56,523	$—	$1,619,644	$(1,843)	$(828,416)	$789,385
Vesting of restricted stock units	124	—	—	—	—	—
Exercise of stock options	35	—	603	—	—	603
Issuance of shares associated with a business acquisition	1	—	—	—	—	—
Repurchases of common stock for income tax withholding	(38)	—	(999)	—	—	(999)
Stock-based compensation	—	—	(2,074)	—	—	(2,074)
Other comprehensive income	—	—	—	1,234	—	1,234
Net loss	—	—	—	—	(41,824)	(41,824)
Balances as of December 31, 2022	56,645	$—	$1,617,174	$(609)	$(870,240)	$746,325

	Common stock		Additional paid-in capital	Accumulated Other comprehensive income	Accumulated deficit	Total stockholders' equity
(In thousands)	Shares	Amount
Balances as of September 30, 2021	49,499	$—	$1,190,828	$546	$(610,553)	$580,821
Vesting of restricted stock units	62	—	—	—	—	—
Exercise of stock options	270	—	3,039	—	—	3,039
Business acquisitions	928	—	72,514	—	—	72,514
Repurchases of common stock for income tax withholding	(24)	—	(2,558)	—	—	(2,558)
Stock-based compensation	—	—	18,108	—	—	18,108
Other comprehensive loss	—	—	—	(183)	—	(183)
Net loss	—	—	—	—	(45,563)	(45,563)
Balances as of December 31, 2021	50,735	$—	$1,281,931	$363	$(656,116)	$626,178

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended December 31,
(in thousands)	2022	2021
Cash flows from operating activities
Net loss	$(41,824)	$(45,563)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	5,292	3,150
Deferred tax liability	—	(10,545)
Non-cash lease expense	254	1,174
Stock-based compensation	(2,325)	18,108
Change in fair value of acquisition consideration	(4,135)	(2,826)
Other non cash adjustments	287	395
Changes in assets and liabilities:
Accounts receivable, net	(4,098)	(2,032)
Inventories	(5,281)	(8,436)
Prepaid expenses and other current assets	(1,177)	(91)
Other non-current assets	499	3,231
Accounts payable	3,282	(5)
Accrued expenses	(1,254)	445
Accrued compensation	(3,716)	(3,624)
Other liabilities	126	(34)
Net cash used in operating activities	$(54,070)	$(46,653)
Cash flows from investing activities
Purchases of property and equipment	$(11,824)	$(12,783)
Business acquisition, net of cash acquired	—	(8,160)
Purchases of investments	(22,647)	(217,639)
Proceeds from maturity of investments	27,500	12,000
Net cash used in investing activities	$(6,971)	$(226,582)
Cash flows from financing activities
Proceeds from exercise of stock options	$604	$3,105
Proceeds from (repayments of) long-term debt	—	(1,558)
Repurchases of common stock for income tax withholding	(999)	(2,558)
Net cash used in financing activities	$(395)	$(1,011)
Effect of exchange rates on cash, cash equivalents and restricted cash	$268	$83
Net decrease in cash, cash equivalents, and restricted cash	(61,168)	(274,163)
Cash, cash equivalents, and restricted cash at beginning of period	380,259	467,359
Cash, cash equivalents, and restricted cash at end of period	$319,091	$193,196
Supplemental disclosure of cash flow information
Interest paid	$—	$9
Income taxes paid, net of refunds	52	91
Non-cash investing and financing activities
Property and equipment additions included in accounts payable and accrued expenses	$4,520	$11,479
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	—	10,423
Issuance of common stock in connection with the business acquisition	—	72,514

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
The Company has generated net losses in all periods since its inception. As of December 31, 2022, the Company had an accumulated deficit of $870.2 million and has not generated positive cash flows from operations since inception. Losses are expected to continue as the Company continues to invest in product development, manufacturing, and sales and marketing.
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
During the three months ended December 31, 2022, overall financial results of the Company were not significantly affected by the COVID-19 pandemic, which continues to have global impact. The Company has considered all information available as of the date of issuance of these financial statements and the Company is not aware of any specific events or circumstances that would require an update to its estimates or judgments, or a revision to the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information becomes available. The extent to which the COVID-19 outbreak affects the Company’s future financial results and operations will depend on future developments which continue to evolve and are difficult to predict, including mutations in the SARS-CoV-2 virus, which have resulted and may in the future result in strains that are more contagious and less responsive to current treatment methods, and current or future domestic and international actions to contain it and treat it.

2. Summary of significant accounting policies
Basis of presentation and use of estimates
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2022 (the Annual Report on Form 10-K) filed with the Securities and Exchange Commission on November 28, 2022. The condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements. The condensed consolidated balance sheet at September 30, 2022 is derived from audited consolidated financial statements but does not include all disclosures required by GAAP. The operating results for the three months ended December 31, 2022 are not necessarily indicative of the results expected for the full year ending September 30, 2023 or any interim period.
The presentation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation. The Company’s unaudited condensed consolidated financial statements include its wholly owned subsidiaries. All intercompany balances and accounts are eliminated in consolidation.

The following table provides a reconciliation of the Company’s cash and cash equivalents and non-current portion of restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash shown in the Company’s condensed consolidated statements of cash flows:

(in thousands)	December 31, 2022	September 30, 2022
Cash and cash equivalents	$316,681	$378,687
Restricted cash, non-current	2,410	1,572
Total cash, cash equivalents and restricted cash	$319,091	$380,259

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
Recent accounting pronouncements adopted
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The amendments in this update require the annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model. The Company adopted this standard effective October 1, 2022. The adoption of ASU-2021-10 did not have an impact on the Company’s condensed consolidated financial statements as of and for the period ended December 31, 2022.
Recently issued accounting pronouncement not yet adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard requires entities to use the new “expected credit loss” impairment model for most financial assets measured at amortized cost, including trade and other receivables and held-to-maturity debt securities, and modifies the impairment model for available-for-sale debt securities. The standard is effective for the Company for the fiscal year ending September 30, 2024, including interim periods within that fiscal year. Early application is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its condensed consolidated financial statements.

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
Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company's short-term investments primarily utilize broker quotes in a non-active market for valuation of its investments.

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
The following table sets forth the cash and cash equivalents, and short-term investments as of December 31, 2022:

(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$316,681	$—	$—	$316,681
Short-term investments:
Corporate bonds	22,647	—	—	22,647
U.S. government treasury bills	100,108	—	(726)	99,382
Total	$439,436	$—	$(726)	$438,710
The following table sets forth the cash and cash equivalents, and short-term investments as of September 30, 2022:

(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$378,687	$—	$—	$378,687
Short-term investments:
Commercial paper	14,997	—	—	14,997
U.S. government treasury bills	112,878	—	(1,594)	111,284
Total	$506,562	$—	$(1,594)	$504,968

As of December 31, 2022, financial assets and liabilities measured and recognized at fair value are as follows:

(in thousands)	Level 1	Level 2	Level 3	Fair value
Assets
Money market funds	$254,196	$—	$—	$254,196
Corporate bonds	—	22,647	—	22,647
U.S. government treasury bills	99,382	—	—	99,382
Total financial assets	$353,578	$22,647	$—	$376,225

Liabilities
Holdback	$—	$7,557	$—	$7,557
Total financial liabilities	$—	$7,557	$—	$7,557

As of September 30, 2022, financial assets and liabilities measured and recognized at fair value are as follows:

(in thousands)	Level 1	Level 2	Level 3	Fair value
Assets
Money market funds	$316,805	$—	$—	$316,805
Commercial paper	—	14,997	—	14,997
U.S. government treasury bills	111,284	—	—	111,284
Total financial assets	$428,089	$14,997	$—	$443,086

Liabilities
Contingent consideration and indemnity holdback	$—	$9,592	$2,100	$11,692
Total financial liabilities	$—	$9,592	$2,100	$11,692

Contractual maturities of all the investments, as of December 31, 2022, were less than 12 months. The Company does not intend to sell the money market funds and short term investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The unrealized loss on short-term investments have been in a continuous unrealized loss position for less than 12 months.

As of December 31, 2022, there were no financial assets or financial liabilities categorized as level 3 within the fair value hierarchy.

As of September 30, 2022, the Company’s contingent consideration related to its Abveris acquisition was categorized as Level 3 within the fair value hierarchy. Contingent consideration was classified as a liability and remeasured to an estimated fair value at each reporting date until the contingency was resolved. Contingent consideration was recorded at its fair values using unobservable inputs and have included using the Monte Carlo simulation option pricing framework, incorporating contractual terms and assumptions regarding financial forecasts, discount rates, and volatility of forecasted revenue. The key assumptions were forecasted calendar year 2022 revenue and the Company's share price. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management with the assistance of a third-party valuation specialist.

At September 30, 2022, management determined that the revenue target for the calendar year 2022 was probable of being achieved and a contingent consideration liability of $2.1 million was recognized. At December 31, 2022, management determined that the revenue target for the calendar year 2022 was not achieved, and therefore a change in fair value of contingent consideration of $2.1 million was recognized, resulting in the extinguishment of the contingent consideration liability of $2.1 million.

The key inputs into the Monte Carlo simulation as of September 30, 2022 were as follows:

Contingent consideration	September 30, 2022
Stock Price	$35.42
Equity volatility	93.7%
Risk-free interest rate	3.9%
Revenue volatility	30.2%

The following table provides a reconciliation of beginning and ending balances of the Level 3 financial liabilities during the three months ended December 31, 2022:

(in thousands)	Total
Balance as of September 30, 2022	$2,100
Change in fair value	(2,100)
Balance as of December 31, 2022	$—

4. Balance sheet components
The Company’s accounts receivable, net balance consists of the following:

(in thousands)	December 31, 2022	September 30, 2022
Trade receivables	$39,405	$35,706
Other receivables	5,254	4,822
Allowance for doubtful accounts	(222)	(234)
Accounts receivable, net	$44,437	$40,294

Inventories consist of the following:

(in thousands)	December 31, 2022	September 30, 2022
Raw materials	$33,558	$28,787
Work-in-process	3,610	2,866
Finished goods	7,429	7,654
	$44,597	$39,307

The work-in-process inventory included gross consigned inventory of $0 and $0.1 million as of December 31, 2022 and September 30, 2022, respectively.
Property and Equipment, net consists of the following:

	December 31,	September 30,
(in thousands)	2022	2022
Laboratory equipment	$65,393	$62,285
Furniture, fixtures and other equipment	2,487	2,332
Computer equipment	2,867	2,814
Computer software	1,693	1,693
Leasehold improvements	58,876	14,371
Construction in progress	49,223	87,723
	$180,539	$171,218
Less: Accumulated depreciation and amortization	(35,689)	(31,777)
	$144,850	$139,441

Construction in progress mainly represents equipment costs relating to the Wilsonville facility.

Other current liabilities
The other current liabilities consist of the following:

(in thousands)	December 31, 2022	September 30, 2022
Indemnity holdbacks	$7,557	$9,592
Income and sales taxes payable	3,761	3,661
Deferred revenue	3,683	3,476
Contingent consideration	—	2,100
Other current liabilities	821	908
	$15,822	$19,737

5. Goodwill and intangible assets
There were no changes to the carrying value of goodwill during the three months ended December 31, 2022. Total amortization expense related to finite-lived intangible assets was $1.4 million for the three months ended December 31, 2022 and $0.8 million for the three months ended December 31, 2021.
The goodwill balance is presented below:

(in thousands)	December 31, 2022	September 30, 2022
Balance at beginning of period/year	$85,811	$22,434
Business acquisition – additions	—	61,768
Remeasurement adjustments to the deferred tax assets	—	1,609
Balance at end of period/year	$85,811	$85,811

The intangible assets balances are presented below:

	December 31, 2022
(in thousands, except for years)	Weighted average Amortization period in years	Gross carrying amount	Accumulated amortization	Net book value
Developed Technology	15	$50,020	$(5,190)	$44,830
Customer Relationships	11	15,210	(2,254)	12,956
Tradenames & Trademarks	3	900	(325)	575
Total finite-lived intangible assets		$66,130	$(7,769)	$58,361

	September 30, 2022
(in thousands, except for years)	Weighted average Amortization period in years	Gross carrying amount	Accumulated amortization	Net book value
Developed Technology	15	$50,020	$(4,375)	$45,645
Customer Relationships	11	15,210	(1,767)	13,443
Tradenames & Trademarks	3	$900	$(250)	$650
Total finite-lived intangible assets		$66,130	$(6,392)	$59,738

6. Commitments and contingencies
Legal proceedings

The Company may be subject to litigation, claims and disputes in the ordinary course of business. There is an inherent risk in any litigation or dispute and no assurance can be given as to the outcome of any claims.

Securities Class Action

On December 12, 2022, a putative securities class action lawsuit captioned Peters v. Twist Bioscience Corporation, et al., Case No. 22-cv-08168 (N.D. Cal.) (“Securities Class Action”) was filed in federal court in the Northern District of California (“Court”). The Securities Class Action names the Company and certain of its officers as defendants and asserts claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. The Securities Class Action’s claims are based in large part on allegations made in a report issued on November 15, 2022 by Scorpion Capital (“Scorpion Report”) concerning, among things, the Company’s DNA chip technology and accounting practices. The initial complaint filed in the Securities Class Action alleges that various statements that the defendants made between December 13, 2019 and November 14, 2022 were materially false and misleading in light of the allegations in the Scorpion Report, and seeks unspecified damages on behalf of all persons and entities who purchased or acquired Twist securities during an alleged class period that begins on December 13, 2019 and ends on November 14, 2022 (“class period”), as well as certain other costs.

•This case remains in the preliminary stage. Given the inherent uncertainty of litigation and the legal standards that must be met, including class certification and success on the merits, the Company cannot express an opinion on the likelihood of an unfavorable outcome or on the amount or range of any potential loss. Twist and the other defendants intend to vigorously defend themselves against the claims asserted against them.

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
Leases
The Company leases certain of its facilities under non-cancellable operating leases expiring at various dates through 2044. The Company is also responsible for utilities, maintenance, insurance, and property taxes under these leases. The Company's lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms, as well as payments for common-area-maintenance and administrative services. The Company often receives customary incentives from its landlords, such as reimbursements for tenant improvements and rent abatement periods, which effectively reduce the total lease payments owed for these leases. Leases are classified as operating or financing at commencement. The Company does not have any material financing leases.
Certain leases include options to renew or terminate at the Company’s discretion. The lease terms include periods covered by these options if it is reasonably certain the Company will renew or not terminate. The Company’s lease agreements do not contain any material residual value guarantees or restrictive covenants.
Supplemental balance sheet information related to the Company’s operating leases as of December 31, 2022 is as follows:

(in thousands)	December 31, 2022
Assets:
Operating lease right-of-use asset	$73,757
Current liabilities:
Current portion of operating lease liabilities	$14,227
Noncurrent liabilities:
Operating lease liabilities, net of current portion	$79,748

Future minimum lease payments under all non-cancelable operating leases that have commenced as of December 31, 2022 are as follows:

(in thousands)	Operating leases
Years ending September 30:
Remainder of 2023	$11,981
2024	14,214
2025	14,066
2026	12,609
2027	7,265
Thereafter	90,968
Total minimum lease payments	$151,103
Less: imputed interest	(57,128)
Total operating lease liabilities	$93,975
Less: current portion	(14,227)
Operating lease liabilities, net of current portion	$79,748

The statement of cash flows for the three months ended December 31, 2022, include changes in right-of-use assets and operating lease liabilities of $1.2 million and $0.9 million, respectively. For the three months ended December 31, 2021, changes in right-of-use assets and operating lease liabilities were $10.4 million and $11.6 million, respectively.
Operating lease expense was $4.1 million and $3.5 million for the three months ended December 31, 2022 and 2021, respectively. Cash payments for amounts included in the measurement of operating lease liabilities were $3.6 million and $2.9 million for the three months ended December 31, 2022 and 2021, respectively. As of December 31, 2022, the weighted-average remaining lease term was 15.9 years and the weighted-average discount rate was 6.4%.

7. Related party transactions
During the three months ended December 31, 2022 and 2021, the Company purchased raw materials from a related party in the amount of $2.1 million and $1.7 million, respectively. During the three months ended December 31, 2022, the Company had revenues from related party in the amount of $0.2 million. The revenues from related party were immaterial for the three months ended December 31, 2021. As of December 31, 2022, payable balances and receivable balances with the related party were $0.7 million and $0.2 million, respectively. Payable balances and receivable balances with the related party were immaterial as of September 30, 2022. During the year ended September 30, 2022, the Company entered into a service agreement with a related party for the total consideration of $0.1 million.

8. Income taxes
In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that quarter. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate primarily as a result of state taxes, foreign taxes, and changes in the Company’s valuation allowance against its deferred tax assets. For the three months ended December 31, 2022, the Company recorded an immaterial provision for income taxes. For the three months ended December 31, 2021, the Company recorded $10.5 million income tax benefit, mainly due to the deferred tax liability assumed as part of the acquisition of AbX Biologics, Inc.

9. Common stock
As of December 31, 2022, the Company had reserved sufficient shares of common stock, with a par value of $0.00001 per share, for issuance upon exercise of outstanding stock options. Each share of common stock is entitled to one vote. The holders of shares of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors.

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

10. Stock-based compensation
The Company granted stock-based awards, consisting of stock options and restricted stock, to its employees, certain non-employee consultants and certain members of its board of directors. The Company measures stock-based compensation expense for restricted stock and stock options granted to its employees and directors on the date of grant and recognize the corresponding compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. The Company measures stock-based compensation expense for restricted stock and stock options granted to non-employee consultants on the date of grant and recognize the corresponding compensation expense of those awards over the period in which the related services are received. The Company adjusts for actual forfeitures as they occur.

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

Activity with respect to the Company’s restricted stock units during the three months ended December 31, 2022 was as follows:

(in thousands, except per share data)	Shares	Weighted average grant date fair value per share
Nonvested shares at September 30, 2022	1,566	$67.66
Granted	589	26.28
Vested/Issued	(102)	66.98
Forfeited	(235)	81.89
Nonvested shares at December 31, 2022	1,818	$52.41

As of December 31, 2022, there was $86.3 million of total unrecognized compensation cost related to these awards that is expected to be recognized over a weighted average period of 3.0 years. The total grant date fair value of RSUs awarded during the three months ended December 31, 2022 was $15.5 million.
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

Activity under the PSUs during the three months ended December 31, 2022 is summarized below:

(in thousands, except per share data)	Shares	Weighted average grant date fair value per share
Nonvested shares at September 30, 2022	529	$79.60
Granted	423	26.50
Vested/Issued	(6)	90.44
Forfeited	(187)	86.38
Nonvested at December 31, 2022	759	$48.28

As of December 31, 2022, the unrecognized compensation costs related to these awards was $24.3 million. The Company expects to recognize those costs over a weighted average period of 1.6 years. The total grant date fair value of PSUs awarded during the three months ended December 31, 2022 was $10.1 million.

Options
Options are generally granted to employees and were granted to non-employee directors until FY 2020. Stock options entitle the holder to purchase, at the end of the vesting term, a specified number of shares of Company common stock at an exercise price per share equal to the closing market price of the common stock on the date of grant. Stock options have a contractual life from the date of the grant and a vesting schedule as established by the board of directors. The maximum term of stock options granted under the 2018 Plan is 10 years and the awards generally vest over a four-year period. Forfeitures of options are recognized as they occur. The fair value of each service based stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company historically had been a private company and lacked company-specific historical and implied volatility information for its stock. Therefore, it estimated its expected stock price volatility based on the historical volatility of publicly traded peer companies through the period ended December 31, 2022 and utilized the “simplified” method for awards that qualify as “plain-vanilla” options. As determined under the simplified method, the expected term of stock options granted is calculated based on contractual and vesting terms of the option award, the risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award, the expected dividend yield is zero based on the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future.

Options activity during the three months ended December 31, 2022 is summarized below:

(in thousands, except per share data)	Shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at September 30, 2022	2,453	$24.67	6.33	$33,447
Granted	—	—	—	—
Forfeited	(37)	42.87	—	—
Exercised	(35)	17.17	—	312
Outstanding at December 31, 2022	2,381	$24.49	6.06	$10,715
Nonvested at December 31, 2022	427	33.87	6.92	423
Exercisable	1,954	$22.44	5.87	$10,292
As of December 31, 2022, the unrecognized compensation costs related to these awards was $9.4 million. The Company expects to recognize those costs over a weighted average period of 0.9 year.
Performance Stock Options
On September 1, 2020, the board of directors approved the implementation of a revised annual equity award program for executive officers, senior level employees and consultants to be granted as performance-based stock options ("PSOs") under the 2018 Plan. The number of PSOs ultimately earned under the awards to executive officers and senior level employees is calculated based on the achievement of a certain total revenue threshold during the fiscal year ending September 30, 2023. The percentage of performance stock options that vest will depend on the board of directors’ determination of total revenue at the end of the performance period and can range from 0% to 150% of the number of options granted. The number of PSOs ultimately earned under the awards to a consultant is calculated based on the achievement of certain operational milestones. The maximum term of performance stock options granted under the 2018 Plan is 10 years for both employees and non-employees. The awards generally vest over a two-year period for executive officers and senior level employees. Awards to non-employees generally vest over a five-year period.

The provisions of the PSO are considered a performance condition, and the effects of that performance condition are not reflected in the grant date fair value of the awards. The Company used the Black-Scholes method to calculate the fair value at the grant date without regard to the vesting condition and will recognize compensation cost for the options that are expected to vest. Forfeitures of PSOs are recognized as they occur. The Company reassesses the probability of the performance condition at each reporting period and adjusts the compensation cost based on the probability assessment. As of December 31, 2022, the Company determined that 56,250 shares are expected to vest based on the probability of the performance condition that will be achieved under this equity award program.

Activity under the PSOs during the three months ended December 31, 2022 is summarized below:

(in thousands, except per share data)	Shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at September 30, 2022	312	$61.35	8.33	$296
Exercisable at September 30, 2022	19	$31.29	9.57	$74
Nonvested at September 30, 2022	293	63.27	8.25	222
Vested	(237)	$70.84	—	$—
Nonvested at December 31, 2022	56	$31.29	9.32	$—
Exercisable at December 31, 2022	256	67.95	7.81	—
Outstanding at December 31, 2022	312	$61.35	8.08	$—

As of December 31, 2022, the unrecognized compensation costs related to these awards was $0.8 million. The Company expects to recognize those costs over a weighted average period of 1.6 years.

Total stock-based compensation (credit)/expense recognized was as follows:

	Three months ended December 31,
(in thousands)	2022	2021
Cost of revenues	$1,142	$878
Research and development	4,418	4,027
Selling, general and administrative	(7,885)	13,163
Total stock-based compensation	$(2,325)	$18,068

During the three months ended December 31, 2022, stock-based compensation was a credit of $2.3 million primarily as a result of departing employee share forfeitures, and a stock-based credit related to a business combination as a performance condition was not achieved. An immaterial amount of stock-based compensation was capitalized to inventories attributable to employees who support the manufacturing of the Company's products for the three months ended December 31, 2022. The balance sheet as of December 31, 2022 includes $0.9 million of stock-based compensation primarily related to the implementation of the Company’s lab production software system and order management system, which was capitalized in property and equipment.

2018 Employee Stock Purchase Plan
On September 26, 2018, the board of directors adopted the 2018 Employee Stock Purchase Plan (the "2018 ESPP"). The number of shares reserved for issuance under the 2018 ESPP upon approval was 275,225 shares of the Company’s common stock, and it increases automatically on the first day of each fiscal year, following the fiscal year in which the 2018 ESPP becomes effective, by a number equal to the least of 249,470 shares, 1% of the shares of common stock outstanding at that time, or such number of shares determined by the Company’s board of directors. The number of shares reserved for issuance at December 31, 2022 was as follows:

(In thousands)	Shares available
Outstanding at September 30, 2022	507
Additional shares authorized	250
Shares issued during the period	—
Outstanding at December 31, 2022	757

Subject to any plan limitations, the 2018 ESPP allows eligible service providers (through qualified and non-qualified offerings) to contribute, normally through payroll deductions, up to 15% of their earnings for the purchase of the Company’s common stock at a discounted price per share. The offering periods begin in February and August of each year, except the initial offering period which commenced with the initial public offering in October 2018 and ended on August 20, 2019.
Unless otherwise determined by the board of directors, the Company’s common stock will be purchased for the accounts of employees participating in the 2018 ESPP at a price per share that is the lesser of 85% of the fair market value of the Company’s common stock on the first trading day of the offering period or 85% of the fair market value of the Company’s common stock on the last trading day of the offering period. During the three months ended December 31, 2022 and 2021, activity under the 2018 ESPP was immaterial.

401(k) Savings Plan

During 2018, the Company adopted a 401(k) savings plan for the benefit of its employees. In January 2022, the Company modified its plan to include an employer matching contribution. The Company is required to make matching contributions to the 401(k) plan equal to 50% of the first 6% of wages deferred by each participating employee. The Company incurred expenses for employer matching contributions of $0.7 million for the three months ended December 31, 2022.

Abveris Acquisition
On December 1, 2021, the Company completed the acquisition of AbX Biologics, Inc. ("Abveris") and granted certain equity awards to new employees. These equity awards included up to 231,876 restricted shares of the Company’s common stock which were issuable based on achievement of the 2022 calendar revenue target, which had an aggregate grant date fair value of $20.1 million. In addition, all employees must remain employed through the payout date, and certain employees have an additional vesting period of up to two years from the acquisition date. The vesting upon achievement of the 2022 calendar revenue target is considered a performance condition, and the effects of that performance condition are not reflected in the grant date fair value of the awards. The Company used the stock price as of December 1, 2021 for the fair value of restricted shares.
At September 30, 2022, management determined that the performance condition relating to these awards was probable of being achieved, and cumulative stock-based compensation expense of $9.9 million was recognized during the year ended September 30, 2022. During December 31, 2022, management determined that the performance condition was not achieved, and therefore the cumulative stock-based compensation expense recognized to date was reversed, resulting in a reduction of stock compensation expense of $9.9 million in the three months ended December 31, 2022.

11. Net loss per share attributable to common stockholders
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders:

	Three months ended December 31,
(in thousands, except per share data)	2022	2021
Numerator:
Net loss attributable to common stockholders	$(41,824)	$(45,563)
Denominator:
Weighted average shares used in computing net loss per share, basic and diluted	56,444	49,912
Net loss per share attributable to common stockholders, basic and diluted	$(0.74)	$(0.91)

The potentially dilutive common shares that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive for the periods presented are as follows:

	Three months ended
	December 31,
(in thousands)	2022	2021
Shares subject to options to purchase common stock	2,693	2,939
Unvested restricted stock units and performance stock units	2,577	1,605
Unvested shares of common stock issued upon early exercise of stock options	—	1
Shares subject to employee stock purchase plan	137	38
Total	5,407	4,583

12. Geographic, product and industry information
The table below sets forth revenues by geographic region, based on ship-to destinations. Americas consists of the United States of America, Canada, Mexico and South America; EMEA consists of Europe, the Middle East, and Africa; and APAC consists of Japan, China, South Korea, India, Singapore, Malaysia, and Australia.

	Three months ended December 31,
(in thousands)	2022	2021
Americas	$33,646	$22,611
EMEA	16,331	15,365
APAC	4,266	4,042
Total	$54,243	$42,018

The table below sets forth revenues by products.

	Three months ended December 31,
(in thousands)	2022	2021
Synthetic genes	$16,175	$13,525
Oligo pools	3,699	3,188
DNA libraries	1,836	1,261
Antibody discovery	8,171	4,813
NGS tools	24,362	19,231
Total	$54,243	$42,018

The table below sets forth revenues by industry.

	Three months ended December 31,
(in thousands)	2022	2021
Industrial chemicals/materials	$13,575	$12,526
Academic research	10,015	7,887
Healthcare	30,013	21,053
Food/agricultural	640	552
Total	$54,243	$42,018

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
The contingent consideration was subject to the attainment of the calendar year 2022 revenue target. The contingent consideration was payable after December 31, 2022 in a combination of cash and up to 334,939 shares of the Company’s common stock. The acquisition date fair value of the contingent consideration was based on forecasted revenue of Abveris relative to the 2022 revenue target as well as the Company’s stock price as of December 1, 2021.
The Company maintains an indemnity and adjustment holdback for the purposes of providing security against any adjustment to the amounts at closing. The indemnity holdback period extends for 18 months from the anniversary of the closing date. The indemnity holdback will be settled by transferring up to 128,351 shares of the Company’s stock, 15,304 options of the Company’s common stock and an immaterial amount of cash. The fair value of the indemnity holdback was $12.5 million as of the acquisition date. The adjustment holdback will be settled by transferring up to 3,416 shares of the Company’s stock, 408 options of the Company’s common stock and an immaterial amount of cash. The holdback adjustment liability was $0.3 million as of the acquisition date. During the three months ended December 31, 2022, the adjustment holdback liability was partially settled by transferring 166 shares.
As of the acquisition date, post-combination compensation expense excluded from the purchase price included employee stock awards issued to certain Abveris employees valued at $41.0 million. This included awards valued at $17.7 million which vest over a two year service period following the acquisition date and awards valued at $3.2 million with no future vesting requirements, which were deemed accelerated by the Company at the acquisition date and expensed within the three months ended December 31, 2021. Finally, post-combination expense included awards initially valued at approximately $20.1 million which may have vest based on achievement of the calendar year 2022 revenue target and continuing employment through the payout date, and for certain employees, additional continuing employment through the two year anniversary of the acquisition date. In the quarter ended December 31, 2022, management determined that the revenue target associated with the performance based awards was not met, and therefore none of these awards vested.
The following table summarizes the final fair value amounts of the assets acquired and liabilities assumed as of the acquisition date, as well as the purchase consideration:

(in thousands)	December 1, 2021
Assets acquired
Cash and cash equivalents	$1,306
Accounts receivable	2,309
Other current assets and prepaid expenses	1,654
Property, plant and equipment	1,078
Other non-current assets	2,970
Intangible assets	46,500
Liabilities assumed
Current liabilities	3,549
Non-current liabilities	846
Deferred tax liability	10,545
Fair value of assets acquired and liabilities assumed	$40,877
Goodwill	61,768
Total purchase price	$102,645
Consideration transferred
Cash	$9,467
Company common stock	72,514
Contingent consideration	8,500
Holdback liabilities	12,838
Net working capital adjustment	(674)
Fair value of purchase consideration	$102,645

The following table summarizes the preliminary estimate of the intangible assets as of the acquisition date:

(in thousands except for years)	Estimated Weighted Average Useful Lives in Years	Estimated Fair Value
Developed technology	14	$30,900
Customer relationships	10	14,700
Trade name	3	900
Estimated fair value of acquired intangible assets		$46,500

The following table provides a reconciliation of contingent consideration and holdbacks balances from acquisition date to December 31, 2022:

(in thousands)	Contingent consideration	Holdbacks	Total
Balance at December 1, 2021 – acquisition date	$8,500	$12,164	$20,664
Change in fair value during the period	(6,400)	(7,071)	(13,471)
Balance at September 30, 2022	$2,100	$5,093	$7,193
Change in fair value during the period	(2,100)	(1,621)	(3,721)
Balance at December 31, 2022	$—	$3,472	$3,472

The estimated fair value of the contingent consideration liability decreased as the revenue target for calendar year 2022 was not achieved. The estimated fair value of the holdback liability decreased as a result of the change in the Company’s stock price as of December 31, 2022. For the three months ended December 31, 2022, the Company recognized a gain of $3.7 million relating to the change in fair value of acquisition consideration in its condensed consolidated statement of operations.
Issuance of contingent consideration for iGenomX acquisition

In December 2022, the Company determined that the transition milestones specified in the iGenomX acquisition agreement were completed, and the Company became obligated to issue 171,551 shares of its common stock to satisfy the indemnity holdback. The shares of common stock, valued at $4.1 million, were subsequently issued by the Company during January 2023 along with an immaterial cash payment for fractional shares.

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

* * * * *

Item 2. Management’s discussion and analysis of financial condition and results of operations
You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 filed with the U.S. Securities and Exchange Commission, or the SEC, on November 28, 2022, or our Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties including the effect of the COVID-19 pandemic and our response thereto. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those discussed in the section entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. In preparing this MD&A, we presume that readers have access to and have read the MD&A in our Annual Report on Form 10-K, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K.
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
We have grown rapidly and generated revenues of $54.2 million and $42.0 million in the three months ended December 31, 2022 and 2021, respectively, while incurring net losses of $41.8 million and $45.6 million for the three months ended December 31, 2022 and 2021, respectively. Since our inception, we have incurred significant operating losses. To support our growth, we have increased our number of employees and increased investment in our manufacturing capabilities. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the success of our existing products and the development and commercialization of additional products in the synthetic biology, biologic drug and data storage industries, including the successful launch and growth of our Fast Genes product in the fall of 2023 as well as leveraging our investment in our manufacturing facility near Portland Oregon.

For the three months ended December 31, 2022 and 2021, we served approximately 2,060 and 1,800 customers, respectively.
Highlights from three months ended December 31, 2022 compared with three months ended December 31, 2021 include:
•Revenue growth of 29% to $54.2 million from $42.0 million, primarily due to order growth in NGS tools, synthetic genes and antibody discovery; and
•Increase in gross margin of 46% from 36%.

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

In the three months ended December 31, 2022, our net revenues decreased to $54.2 million from net revenues of $57.3 million in the three months ended September 30, 2022. Our revenues from NGS tools decreased to $24.4 million in the three months ended December 31, 2022, from $29.2 million in the three months ended September 30, 2022, primarily due to a very strong quarter ended September 30, 2022 and a sequential decrease in revenue in China, which was impacted by the COVID-19 lockdown and re-opening of the economy. In addition, a couple of our larger NGS customers pushed product deliveries from the quarter ended December 31, 2022 to the quarter ending March 31, 2023. Our antibody discovery revenue of $8.2 million in the three months ended December 31, 2022 increased from $6.5 million in the three months ended September 30, 2022, primarily due to an increase in the number of customer services. Our cost of revenue decreased from $31.6 million in the three months ended September 30, 2022 to $29.4 million in the three months ended December 31, 2022 primarily due to a richer product mix with higher contribution margins. Our research and development expenses increased from $29.6 million in the three months ended September 30, 2022 to $31.2 million in the three months ended December 31, 2022 primarily due to increases in outside services costs. Our selling, general and administrative expenses decreased from $54.2 million in the three months ended September 30, 2022 to $42.3 million in the three month ended December 31, 2022 mainly due to the reversal of stock based compensation costs associated with Abveris equity awards, as the revenue target performance condition was not achieved, and employee forfeitures. Our interest income increased from $1.9 million in the three months ended September 30, 2022 to $3.0 million in the three months ended December 31, 2022 mainly due to higher interest rates on short term investments.

COVID-19 considerations

During the three months ended December 31, 2022, our revenues in China were impacted by the COVID-19 pandemic and related lockdowns, slowing our growth in APAC. However, the extent to which the COVID-19 pandemic affects our future financial results and operations will depend on future developments which are highly uncertain and cannot be predicted, including the recurrence, severity and/or duration of the ongoing pandemic, and current or future domestic and international actions to contain and treat COVID-19.

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
Due to the evolving nature of the situation, we are not able at this time to estimate the effect of COVID-19 on our financial results and operations, but the effect could be material for the remainder of fiscal year 2023 and/or during any future period affected either directly or indirectly by this pandemic. For further discussion of the risks relating to COVID-19, see Part II, Item 1A. “Risk Factors—We are subject to risks associated with COVID-19.”

Financial overview
The following table summarizes certain selected historical financial results:

	Three months ended
	December 31,
(in thousands)	2022	2021
Revenues	$54,243	$42,018
Loss from operations	(44,630)	(55,940)
Net loss attributable to common stockholders	(41,824)	(45,563)

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

	Three months ended December 31,
(in thousands, except percentages)	2022	%	2021	%
Americas	$33,646	62%	$22,611	54%
EMEA	16,331	30%	15,365	37%
APAC	4,266	8%	4,042	9%
Total revenues	$54,243	100%	$42,018	100%

Revenues by product
The table below sets forth revenues by product:

	Three months ended December 31,
(in thousands, except percentages)	2022	%	2021	%
Synthetic genes	$16,175	30%	$13,525	32%
Oligo pools	3,699	7%	3,188	8%
DNA libraries	1,836	3%	1,261	3%
Antibody discovery	8,171	15%	4,813	11%
NGS tools	24,362	45%	19,231	46%
Total revenues	$54,243	100%	$42,018	100%

Revenues by industry
The table below sets forth revenues by industry:

	Three months ended December 31,
(in thousands, except percentages)	2022	%	2021	%
Industrial chemicals/materials	$13,575	25%	$12,526	30%
Academic research	10,015	19%	7,887	19%
Healthcare	30,013	55%	21,053	50%
Food/agriculture	640	1%	552	1%
Total revenues	$54,243	100%	$42,018	100%

Product shipments including synthetic genes
Shipments of all products and number of genes shipped in the three months ended December 31, 2022, September 30, 2022, June 30, 2022, March 31, 2022, December 31, 2021, September 30, 2021, June 30, 2021, and March 31, 2021 were as follows:

	Three months ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
(in thousands)	2022	2022	2022	2022	2021	2021	2021	2021
Number of genes shipped	134	146	163	124	125	91	107	90
Number of shipments	28	20	15	14	13	12	14	11

Comparison of the three months ended December 31, 2022 and 2021
Revenues

	Three months ended December 31,
(in thousands, except percentages)	2022	2021	Change	%
Revenues	$54,243	$42,018	$12,225	29%

In the three months ended December 31, 2022, revenues increased to $54.2 million from $42.0 million in the three months ended December 31, 2021. The revenue increase reflects growth in NGS tools revenue of $5.1 million, antibody discovery revenue of $3.4 million and synthetic genes revenue of $2.7 million. NGS tools revenue growth is primarily attributable to growth from our larger customers. We believe that pricing changes had a minimal impact on the revenue changes for NGS tools period-over-period. Our antibody services revenue grew as a result of an increase in the number of our customers. Our synthetic genes revenue grew mainly due to growth in the healthcare and academic research industries. In the three months ended December 31, 2022, we shipped approximately 134,000 genes compared to approximately 125,000 genes in the three months ended December 31, 2021, an increase of 7%. Changes in our synthetic gene pricing, while favorable, had a minimal impact on our results of operations period-over-period.

Cost of revenues

	Three months ended December 31,
(in thousands, except percentages)	2022	2021	Change	%
Cost of revenues	$29,442	$27,056	$2,386	9%

In the three months ended December 31, 2022, cost of revenues increased to $29.4 million from $27.1 million in the three months ended December 31, 2021. The increase was in part due to an increase in the consumption of reagents and production materials costs of $0.7 million associated with increased production due to higher sales volume and product shipments. In addition, depreciation and amortization expense increased by $1.8 million due to Abveris acquisition related intangibles and additional laboratory equipment.
Research and development expenses

	Three months ended December 31,
(in thousands, except percentages)	2022	2021	Change	%
Research and development	$31,242	$22,630	$8,612	38%

In the three months ended December 31, 2022, research and development expenses increased to $31.2 million from $22.6 million in the three months ended December 31, 2021, including increased expense resulting from the acquisitions. The increases were primarily due to payroll and stock-based compensation expense of $5.6 million associated with increasing our research and development headcount, an increase in IT service costs of $0.9 million and depreciation expense of $1.1 million, an increase of $0.5 million compared to the three months ended December 31, 2021. Grant reimbursements, which are netted against our research and development expenses, were $0.5 million in the three months ended December 31, 2022, as compared to $2.2 million in the three months ended December 31, 2021, reflecting the timing of the reimbursements.
Selling, general and administrative

	Three months ended December 31,
(in thousands, except percentages)	2022	2021	Change	%
Selling, general and administrative	$42,324	$51,098	$(8,774)	(17)%

In the three months ended December 31, 2022, selling, general and administrative expenses decreased to $42.3 million from $51.1 million in the three months ended December 31, 2021 primarily due to a decrease in stock-based compensation expense of $21.0 million primarily as a result of employee stock forfeitures and an acquisition performance condition of equity awards not being met. The Factory of the Future pre-commercialization costs included in selling, general and administrative expenses were $12.5 million, including compensation costs of $4.3 million, material expenses of $4.7 million associated with pre-commercialization training activities, facilities and depreciation costs of $1.8 million and outside services of $1.2 million. In addition, our compensation costs increased due to a higher headcount in the sales and marketing teams.

Change in fair value of contingent consideration and holdbacks

	Three months ended December 31,
(in thousands, except percentages)	2022	2021	Change	%
Change in fair value of contingent consideration and holdbacks	$(4,135)	$(2,826)	$(1,309)	46%

In the three months ended December 31, 2022, we recognized a change in fair value of the contingent consideration and holdbacks of $3.7 million and $0.4 million related to the acquisitions of Abveris and iGenomX, primarily as a result of not achieving Abveris revenue target of calendar year 2022 and a change in fair value of our stock price as of December 31, 2022.
Interest and other income (expense), net

	Three months ended December 31,
(in thousands, except percentages)	2022	2021	Change	%
Interest income	$3,040	$154	$2,886	1,874%
Interest expense	(1)	(26)	25	(96)%
Other expense	(157)	(156)	(1)	1%
Total interest and other income (expense), net	$2,882	$(28)	$2,910	(10,393)%

In the three months ended December 31, 2022, interest income was $3.0 million compared to $0.2 million in the three months ended December 31, 2021, resulting from increase interest rates on our short-term investments. The decrease in interest expense was related to the reduction in the amount of debt outstanding under our credit facility with Silicon Valley Bank.
Income tax (provision) / benefit

	Three months ended December 31,
(in thousands, except percentages)	2022	2021	Change	%
Income tax (provision) / benefit	$(76)	$10,405	$(10,481)	(101)%

We recorded an income tax provision of $0.1 million in the three months ended December 31, 2022. In the three months ended December 31, 2021, we recorded an income tax benefit of $10.4 million, mainly as a result of the Abveris acquisition.

Liquidity and capital resources
Sources of liquidity
To date, we have financed our operations principally through public equity raises, private placements of our convertible preferred stock, borrowings from credit facilities and revenue from our commercial operations.
Since our inception on February 4, 2013 and through December 31, 2022, we have received an aggregate of $1,333.7 million in net proceeds from the issuance of equity securities and an aggregate of $13.8 million from debt. At December 31, 2022, we had a balance of $316.7 million of cash and cash equivalents and $122.0 million in short-term investments.

Operating capital requirements
Our primary uses of capital are, and we expect will continue to be for the near future, compensation and related expenses, manufacturing costs, laboratory and related supplies, legal and other regulatory expenses and general overhead costs and the capital expenditures for our facility expansion including our “Factory of the Future” in Wilsonville, Oregon. We had $5.5 million in commitments for capital expenditures as of December 31, 2022.

Cash flows
The following table summarizes our sources and uses of cash and cash equivalents:

	Three months ended December 31,
(in thousands)	2022	2021
Net cash used in operating activities	$(54,070)	$(46,653)
Net cash used in investing activities	(6,971)	(226,582)
Net cash used in financing activities	(395)	(1,011)

Operating activities
Net cash used in operating activities was $54.1 million in the three months ended December 31, 2022 and consisted primarily of a net loss of $41.8 million adjusted for non-cash items including depreciation and amortization expenses of $5.3 million, stock-based compensation expense of $2.3 million, non-cash lease expense of $0.3 million, change in fair value of contingent consideration and holdbacks of $4.1 million, and a net change in operating assets and liabilities of $11.6 million. The change in operating assets and liabilities was mainly due to an increase in accounts receivable of $4.1 million, inventories of $5.3 million, prepaid expenses of $1.2 million and accounts payable of $3.3 million offset by a decrease in other non-current assets of $0.5 million, accrued compensation of $3.7 million and accrued expenses of $1.3 million.
Net cash used in operating activities was $46.7 million in the three months ended December 31, 2021 and consisted primarily of a net loss of $45.6 million adjusted for non-cash items including depreciation and amortization expenses of $3.2 million, deferred tax liability of $10.5 million, stock-based compensation expense of $18.1 million, change in fair value of contingent consideration of $2.8 million, and a change in operating assets and liabilities of $10.5 million. The change in operating assets and liabilities was mainly due to decreases in accounts receivable of $2.0 million, inventories of $8.4 million and accrued compensation of $3.6 million, offset by an increase in other non current assets of $3.2 million.
Investing activities
In the three months ended December 31, 2022, our investing activities used net cash of $7.0 million. The use of net cash resulted primarily from the net impact of purchases, sale and maturity of investments of $4.9 million and purchases of laboratory property, equipment and computers of $11.8 million.
In the three months ended December 31, 2021, our investing activities used net cash of $226.6 million. The use of net cash resulted primarily from the net impact of purchases and maturity of investments of $205.6 million, new businesses acquired of $8.2 million and purchases of laboratory property, equipment, and computers of $12.8 million.
Financing activities
Net cash used in financing activities was $0.4 million in the three months ended December 31, 2022, which consisted of $0.6 million from the exercise of stock options, offset by $1.0 million in repurchases of common stock for income tax withholdings.
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

Critical accounting policies and significant management estimates
The preparation of our Condensed Consolidated Financial Statements in accordance with generally accepted accounting principles in the United States of America requires management to make estimates and judgments that affect the reported amounts in the financial statements and related disclosures. On an ongoing basis, we evaluate our significant accounting policies and estimates. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates are assessed each period and updated to reflect current information, such as the economic considerations related to the impact that the recent COVID-19 pandemic could have on our significant accounting estimates. Actual results may differ significantly from these estimates. A summary of our critical accounting policies and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2022. There were no material changes to our critical accounting policies and estimates during the three months ended December 31, 2022.

Recent issued accounting pronouncements
For a description of accounting changes and recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our condensed consolidated financial statements, see Note 2, “Summary of significant accounting policies” in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and qualitative disclosures about market risk
Interest rate sensitivity
We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents, and marketable securities of $438.7 million and $505.0 million as of December 31, 2022 and September 30, 2022, respectively, which consisted of primarily of money market funds and marketable securities, largely composed of investment grade, short to intermediate term fixed income securities.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2022, which is the end of the period covered by this Quarterly Report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures were not effective as of December 31, 2022 due to the material weakness in internal control over financial reporting described in Part II, Item 9A of the Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

Notwithstanding the material weakness, the Company performed additional analysis and other post-closing procedures to determine its condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

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

Refer to the management report on internal control over financial reporting in Part II, Item 9A of our Annual Report on Form 10-K for a discussion of the material weakness existing as of September 30, 2022, which continued to exist as of December 31, 2022.

Remediation Plan of Material Weaknesses
As previously described in Part II, Item 9A of our Annual Report on Form 10-K, we are continuing to enhance our overall control environment and are devoting substantial effort by enhancing our manual or automated controls to remediate the identified material weakness. For a more comprehensive discussion of the remedial measures which are being undertaken to address these material weaknesses, or the Remediation Plan, refer to Part II, Item 9A, “Remediation of Material Weaknesses,” of our Annual Report on Form 10-K.

Additional changes and improvements may be identified and adopted as we continue to evaluate and implement our Remediation Plan. These material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that the enhanced control is operating effectively.

Changes in Internal Control over Financial Reporting
Except for actions taken under the Remediation Plan described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other information

Item 1. Legal proceedings
For a description of material pending legal proceedings, see Note 6 “Commitments and Contingencies - Legal Matters” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference. In addition, we are subject to various legal proceedings and claims arising in the ordinary course of business. Although occasional adverse decisions or settlements may occur, management believes that the final disposition of such matters will not have a material adverse effect on our business, financial position, results of operations or cash flows.

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
•If we are unable to expand our DNA synthesis manufacturing capacity, we could lose revenue and our business could be harmed;

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
•We are subject to risks associated with COVID-19;
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
The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding other statements in this Quarterly Report on Form 10-Q. The following information should be read in conjunction with Part II, Item 7, “Management’s discussion and analysis of financial condition and results of operations” and the consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” of this Form 10-Q. The risks and uncertainties described below are not the only ones we face. Additional risk and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the events or circumstances described in the following risk factors actually occur, our business, operating results, financial condition, cash flows, and prospects could be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

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
We have incurred net losses each year since inception and have generated limited revenue from product sales to date. We expect to incur increasing costs as we grow our business. We cannot be certain if or when we will produce sufficient revenue from our operations to support our costs. Even if profitability is achieved, we may not be able to sustain profitability. We incurred net losses of $217.9 million, $152.1 million and $139.9 million for the years ended September 30, 2022, 2021 and 2020, respectively. As of December 31, 2022, we had an accumulated deficit of $870.2 million. We expect to incur substantial losses and negative cash flow for the foreseeable future. We may incur significant losses in the future for a number of reasons, many of which are beyond our control, including the other risks described in this Form 10-K, market acceptance of our products, business and economic conditions resulting from the COVID-19 outbreaks, future product development, and our market penetration and margins. In addition, inflationary pressure could adversely impact our financial results by increasing operating costs. We may not fully offset these cost increases by raising prices for our products and services, which could result in downward pressure on our margins. Further, our clients may choose to reduce their business with us if we increase our pricing.

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
We face competition from a broad range of providers of core synthetic biology products such as GenScript Biotech Corporation, DNA Script, Inc., GENEWIZ (owned by Azenta), Integrated DNA Technologies, Inc. (owned by Danaher Corporation), DNA 2.0 Inc. d/b/a/ ATUM, GeneArt (owned by Thermo Fisher Scientific Inc.), Eurofins Genomics LLC, Sigma-Aldrich Corporation (owned by Charles River Laboratories, Inc.) (an indirect wholly owned subsidiary of Merck &

Company), Promega Corporation, OriGene Technologies, Inc., Blue Heron Biotech, LLC and others. Additionally, we compete with both large and emerging providers in the life sciences tools and diagnostics industries focused on sample preparation for NGS such as Thermo Fisher Scientific Inc., Illumina, Inc., Integrated DNA Technologies, Inc. and Agilent. In the antibody discovery market, we compete with clinical research organizations, such as Curia, GenScript, and Genovac (formerly part of Aldevron, LLC), and antibody discovery biotechnology companies, such as Fair Journey/Iontas, Adimab, Zymeworks, Distributed Bio (owned by Charles River), Ablexis, Specifica, OmniAb and AbCellera Biologics Inc. In the emerging field of DNA digital data storage, we compete with Catalog Technologies, Inc., Helixworks, Iridia, Inc., Roswell, Seagate, Microsoft, Genscript, Molecular Assemblies, Ansa Biotechnologies, various academic institutions, and other emerging competitors. We may not be successful in maintaining our competitive position for a number of reasons. Some of our current competitors, as well as many of our potential competitors, have significant name recognition, substantial intellectual property portfolios, longer operating histories, greater resources to invest in new technologies, substantial experience in new product development and manufacturing capabilities and more established distribution channels to deliver products to customers than we do. These competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. Our competitors may develop disruptive technologies or products that are comparable or superior to our technologies and products. In light of these advantages, even though we believe our technology is superior to the products offerings of our competitors, current or potential customers might accept competitive products in lieu of purchasing our products. Increased competition is likely to result in continued pricing pressures, which could harm our sales, profitability or market share. Our failure to continue competing effectively or winning additional business with our existing customers could materially and adversely affect our business, financial condition or results of operations.

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
While we are in the process of building out a second manufacturing facility in Wilsonville, Oregon, and began manufacturing products in Wilsonville in January 2023, a substantial portion of our manufacturing currently takes place at our headquarters in South San Francisco, California. If regulatory, manufacturing, or other problems require us to discontinue production at this facility, we will not be able to manufacture our synthetic genes, oligo pools or NGS tool or create our DNA libraries, which would adversely impact our business. If this facility or the equipment in it is significantly damaged or destroyed by fire, flood, power loss, or similar events, or is shut down for health and safety or other reasons, we may not be able to quickly or inexpensively replace our manufacturing capacity or replace the facility at all. In the event of a temporary or protracted loss of this facility or equipment, we might not be able to transfer manufacturing to another third party. Even if we could transfer manufacturing from one facility to another, the shift would likely be expensive and time-consuming, particularly if we were to maintain the current manufacturing standards procedures at such alternative facility.
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
We are subject to risks associated with COVID-19.
As discussed in further detail below, our global operations expose us to risks associated with COVID-19. While our financial results for the three months ended December 31, 2022 have not been significantly affected by continuing COVID-19 outbreaks, impacts from COVID-19 may, in the future, adversely affect our operations, supply chains, distribution systems and customer demand, including as a result of impacts associated with preventive and precautionary measures that we, other businesses and governments have taken and may take. Some of the risks we have experienced and/or may experience in the future as a result of impacts from COVID-19 include:
•A decline in sales activities and customer orders or cancellations of existing orders, depending on the severity and duration of any future COVID-19 outbreaks and the extent of mitigation and containment measures that may be undertaken by governments and businesses. For example, during the three months ended December 31, 2022, our revenues in China were impacted by the COVID-19 pandemic outbreak and related lockdowns.
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
As a public company, we are required to comply with Section 404 of the Sarbanes Oxley Act of 2002 (“SOX”), which requires, among other things, that companies maintain disclosure controls and procedures to ensure timely disclosure of material information, and that management review the effectiveness of those controls on a quarterly basis and that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting in the Annual Report on Form 10-K, among other additional requirements. Effective internal controls are necessary for us to provide reliable financial reports and to help prevent fraud, and our management and other personnel devote a substantial amount of time to these compliance requirements. These rules and regulations also increase our legal and financial compliance costs and make some activities more time-consuming and costly.
As disclosed in Part II—Item 9A, “Controls and Procedures”, of the Annual Report on Form 10-K, we identified a material weakness in our internal control over financial reporting related to controls surrounding our information technology general controls. As this material weakness continued during the three months ended December 31, 2022, management concluded that our internal control over financial reporting was not effective as of December 31, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified in Item 9A in the Annual Report on Form 10-K did not result in any misstatement of our financial statements for any period presented. We have designed and are implementing a remediation plan for the material weakness. However, our remediation efforts may be inadequate, and we may in the future discover other areas of our internal controls that require remediation.

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
As of December 31, 2022, we owned 43 issued U.S. patents and 33 issued international patents; five in China, three in Europe, nine in South Korea, four in Taiwan, seven in Japan, one in Eurasia, one in Singapore, one in Israel, one in Hong

Kong, and one in Australia. There are 378 pending patent applications, including 112 in the United States, 236 international applications, and 30 applications filed under the Patent Cooperation Treaty. Additionally, we have exclusively licensed a patent portfolio containing 12 issued patents, including one U.S. patent and 11 international patents, and 11 pending applications, including three in the U.S. and eight international applications. We have also licensed a patent portfolio containing 12 pending applications, including one in the U.S. and eleven international applications. We have further licensed another patent portfolio containing two issued U.S. patents, five international patents, and four pending applications (one in the U.S. and three international applications). Our policy is to file patent applications to protect technology, inventions and improvements that are important to our business. Individual patent terms extend for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance, and the legal term of patents in the countries in which they are obtained.
Several patent applications covering our technologies have been filed recently. We cannot offer any assurances about which, if any, patents will issue, the breadth of any such patent, or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. Any successful opposition to these patents or any other patents owned by or, if applicable in the future, licensed to us could deprive us of rights necessary for the practice of our technologies or the successful commercialization of products that we may develop. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to our technologies or products. Furthermore, an interference proceeding can be provoked by a third party or instituted by the U.S. Patent and Trademark Office ("USPTO"), or the European Patent Office ("EPO"), to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. For example, on March 3, 2021, our European Patent No. 3030682 which relates to polynucleotide synthesis was opposed by an anonymous third party. An initial decision to revoke the patent was issued on November 20, 2022, which will not become final until all appeals are exhausted. We believe the EPO's decision relating to the original claims is erroneous and we intend to appeal the EPO’s decision while continuing to prosecute related pending European applications.
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
We have never declared or paid any dividends on our common stock and do not intend to pay any dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the operation of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their common stock after any price appreciation as the only way to realize any future gains on their investments. Furthermore, we are party to a credit agreement with SVB which contains negative covenants that limit our ability to pay dividends. For more information, see the section of this Form 10-Q captioned “Management’s discussion and analysis of financial condition and results of operation—Liquidity and capital resources” and “Risk factors—Our credit facility contains restrictions that limit our flexibility in operating our business.”

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
In the past, many companies that have experienced volatility in the market price of their stock have become subject to securities class action litigation. We are now and may in the future be the target of this type of litigation. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.

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
Short sellers have in the past and may attempt in the future to drive down the market price of our common stock. Short selling is the practice of selling securities that the seller does not own but may have borrowed with the intention of buying identical securities back at a later date. The short seller hopes to profit from a decline in the value of the securities between the time the securities are borrowed and the time they are replaced. As it is in the short seller’s best interests for the price of the stock to decline, many short sellers (sometime known as “disclosed shorts”) publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects to create negative market momentum. Although traditionally these disclosed shorts were limited in their ability to access mainstream business media or to otherwise create negative market rumors, the rise of the Internet and technological advancements regarding document creation, videotaping and publication by weblog (“blogging”) have allowed many disclosed shorts to publicly attack a company’s credibility, strategy and veracity by means of so-called “research reports” that mimic the type of investment analysis performed by large Wall Street firms and independent research analysts. These short attacks have, in the past, led to selling of shares in the market. Further, these short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the U.S. and they are not subject to certification requirements imposed by the SEC. Accordingly, the opinions they express may be based on distortions, omissions or fabrications. Companies that are subject to unfavorable allegations, even if untrue, may have to expend a significant amount of resources to investigate such allegations and/or defend themselves, including shareholder suits against the company that may be prompted by such allegations. We have been and may in the future be, the subject of shareholder suits that we believe were prompted by allegations made by short sellers.

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
None.

Item 3. Defaults upon senior securities
None.

Item 4. Mine safety disclosures
Not applicable.

Item 5. Other information
None.

›Item 6. Exhibits

Exhibit Number	Description	Filed / Furnished / Incorporated from Form

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by Chief Executive Officer.	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by Chief Financial Officer.	Filed herewith

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.	Furnished herewith

32.2†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.	Furnished herewith

10.1*	Amended and Restated Employment Agreement dated October 26, 2022 between Twist Bioscience Corporation and Patrick Finn.	Filed herewith

101
The following materials from Twist Bioscience Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.
Filed herewith

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, formatted in Inline XBRL (included in Exhibit 101).	Filed herewith

*	Management contract or compensatory plan or arrangement.
†	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Twist Bioscience Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, regardless of any general incorporation language contained in any filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 7, 2023	Twist Bioscience Corporation

	By:	/s/ James M. Thorburn
James M. Thorburn
Chief Financial Officer
(Authorized officer)