Form 10-Q
period 2023-03-31
Twist Bioscience Corp
filed 2023-05-08
CIK 1581280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023
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

The number of shares of the Registrant’s common stock outstanding as of May 4, 2023, was 57,147,071.

TWIST BIOSCIENCE CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2023

Forward-looking statements
This Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, or Form 10-Q, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements relate to, among other matters, plans for product development and licensing to third parties, plans and timeframe for the commercial development of DNA data storage capabilities, expectations regarding market penetration, anticipated customer conversions to our products, plans to expand in the international markets and identification and development of potential antibody candidates. Forward-looking statements are also identified by the words “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” and variations of such words and similar expressions. You should not rely upon forward-looking statements as predictions of future events. Such statements are based on management’s expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results, events or circumstances to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include:
•our ability to increase our revenue and our revenue growth rate;
•our ability to accurately estimate capital requirements and our needs for additional financing;
•anticipated charges and future annualized cost savings in connection with our recently announced reduction in force;

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

PART I. Financial information

Item 1. Financial statements

Twist Bioscience Corporation
Condensed Consolidated Balance Sheets (unaudited)

(In thousands)	March 31, 2023	September 30, 2022
Assets
Current assets:
Cash and cash equivalents	$315,196	$378,687
Short-term investments	72,462	126,281
Accounts receivable, net	48,187	40,294
Inventories	39,923	39,307
Prepaid expenses and other current assets	13,503	11,914
Total current assets	$489,271	$596,483
Property and equipment, net	146,539	139,441
Operating lease right-of-use assets	70,669	74,948
Goodwill	85,811	85,811
Intangible assets, net	57,068	59,738
Restricted cash, non-current	2,365	1,572
Other non-current assets	2,201	3,385
Total assets	$853,924	$961,378
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,236	$20,092
Accrued expenses	11,156	10,169
Accrued compensation	24,280	27,023
Current portion of operating lease liability	13,396	13,642
Other current liabilities	10,040	19,737
Total current liabilities	$72,108	$90,663
Operating lease liability, net of current portion	77,824	81,270
Other non-current liabilities	60	60
Total liabilities	$149,992	$171,993
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.00001 par value —100,000 and 100,000 shares authorized at March 31, 2023 and September 30, 2022, respectively; 57,105 and 56,523 shares issued and outstanding at March 31, 2023 and September 30, 2022, respectively	$—	$—
Additional paid-in capital	1,633,217	1,619,644
Accumulated other comprehensive income (loss)	111	(1,843)
Accumulated deficit	(929,396)	(828,416)
Total stockholders’ equity	$703,932	$789,385
Total liabilities and stockholders’ equity	$853,924	$961,378

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three months ended March 31,		Six months ended March 31,
(In thousands, except per share data)	2023	2022	2023	2022
Revenues	$60,180	$48,127	$114,423	$90,145
Operating expenses:
Cost of revenues	$41,669	$29,714	$71,111	$56,770
Research and development	27,379	31,231	58,621	53,861
Selling, general and administrative	53,965	53,998	96,289	105,096
Change in fair value of contingent considerations and holdbacks	(1,196)	(6,014)	(5,331)	(8,840)
Total operating expenses	$121,817	$108,929	$220,690	$206,887
Loss from operations	$(61,637)	$(60,802)	$(106,267)	$(116,742)
Interest income	$3,464	$259	$6,504	$412
Interest expense	(2)	(29)	(3)	(54)
Other expense, net	(305)	(245)	(462)	(401)
Loss before income taxes	$(58,480)	$(60,817)	$(100,228)	$(116,785)
Income tax (provision) / benefit	(676)	149	(752)	10,554
Net loss attributable to common stockholders	$(59,156)	$(60,668)	$(100,980)	$(106,231)
Other comprehensive loss:
Change in unrealized gain (loss) on investments	$647	$(1,113)	$1,516	$(1,389)
Foreign currency translation adjustment	73	275	438	368
Comprehensive loss	$(58,436)	$(61,506)	$(99,026)	$(107,252)
Net loss per share attributable to common stockholders—basic and diluted	$(1.04)	$(1.13)	$(1.78)	$(2.06)
Weighted average shares used in computing net loss per share attributable to common stockholders —basic and diluted	56,777	53,472	56,608	51,673

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

	Common stock		Additional paid-in capital	Accumulated Other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
(In thousands)	Shares	Amount
Balances as of December 31, 2022	56,645	$—	$1,617,174	$(609)	$(870,240)	$746,325
Vesting of restricted stock units	198	—	—	—	—	—
Exercise of stock options	22	—	250	—	—	250
Issuance of shares under the employee stock purchase plan	132	—	2,537	—	—	2,537
Repurchases of common stock for income tax withholding	(64)	—	(1,262)	—	—	(1,262)
Issuance of shares from business acquisition	172		4,092	—	—	4,092
Stock-based compensation	—	—	10,426	—	—	10,426
Other comprehensive income	—	—	—	720	—	720
Net loss	—	—	—	—	(59,156)	(59,156)
Balances as of March 31, 2023	57,105	$—	$1,633,217	$111	$(929,396)	$703,932

	Common stock		Additional paid-in capital	Accumulated Other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
(In thousands)	Shares	Amount
Balances as of December 31, 2021	50,735	$—	$1,281,931	$363	$(656,116)	$626,178
Issuance of common stock in public offering, net of underwriting discounts and commissions and offering expenses of $17,682	5,227	—	269,818	—	—	269,818
Vesting of restricted stock units	100	—	—	—	—	—
Exercise of stock options	100	—	896	—	—	896
Issuance of shares under the employee stock purchase plan	50	—	2,395	—	—	2,395
Repurchases of common stock for income tax withholding	(38)	—	(1,493)	—	—	(1,493)
Issuance of shares from business acquisition	60	—	4,608	—	—	4,608
Stock-based compensation	—	—	22,465	—	—	22,465
Other comprehensive loss	—	—	—	(838)	—	(838)
Net loss	—	—	—	—	(60,668)	(60,668)
Balances as of March 31, 2022	56,234	$—	$1,580,620	$(475)	$(716,784)	$863,361

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Common stock		Additional paid-in capital	Accumulated Other comprehensive loss	Accumulated deficit	Total stockholders' equity
(In thousands)	Shares	Amount
Balances as of September 30, 2022	56,523	$—	$1,619,644	$(1,843)	$(828,416)	$789,385
Vesting of restricted stock units	322	—	—	—	—	—
Exercise of stock options	58	—	853	—	—	853
Issuance of shares under the employee stock purchase plan	132	—	2,537	—	—	2,537
Repurchases of common stock for income tax withholding	(102)	—	(2,261)	—	—	(2,261)
Issuance of shares from business acquisition	172	—	4,092	—	—	4,092
Stock-based compensation	—	—	8,352	—	—	8,352
Other comprehensive income	—	—	—	1,954	—	1,954
Net loss	—	—	—	—	(100,980)	(100,980)
Balances as of March 31, 2023	57,105	$—	$1,633,217	$111	$(929,396)	$703,932

	Common stock		Additional paid-in capital	Accumulated Other comprehensive income	Accumulated deficit	Total stockholders' equity
(In thousands)	Shares	Amount
Balances as of September 30, 2021	49,499	$—	$1,190,828	$546	$(610,553)	$580,821
Issuance of common stock in public offering, net of underwriting discounts and commissions and offering expenses of $17,682	5,227	—	269,818	—	—	269,818
Vesting of restricted stock units	163	—	—	—	—	—
Exercise of stock options	368	—	3,934	—	—	3,934
Issuance of shares under the employee stock purchase plan	50	—	2,395	—	—	2,395
Repurchases of common stock for income tax withholding	(62)	—	(4,050)	—	—	(4,050)
Issuance of shares from business acquisition	989		77,122			77,122
Stock-based compensation	—	—	40,573	—	—	40,573
Other comprehensive loss	—	—	—	(1,021)	—	(1,021)
Net loss	—	—	—	—	(106,231)	(106,231)
Balances as of March 31, 2022	56,234	$—	$1,580,620	$(475)	$(716,784)	$863,361

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six months ended March 31,
(in thousands)	2023	2022
Cash flows from operating activities
Net loss	$(100,980)	$(106,231)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	12,320	7,118
Deferred tax liability	—	(11,045)
Non-cash lease expense	586	1,609
Stock-based compensation	7,934	40,573
Change in fair value of acquisition consideration	(5,331)	(8,840)
Other non cash adjustments	578	687
Changes in assets and liabilities:
Accounts receivable, net	(8,050)	(3,845)
Inventories	(606)	(12,787)
Prepaid expenses and other current assets	(1,591)	(1,407)
Other non-current assets	1,206	3,873
Accounts payable	(4,211)	(762)
Accrued expenses	2,893	1,885
Accrued compensation	(2,702)	(653)
Other liabilities	(404)	832
Net cash used in operating activities	$(98,358)	$(88,993)
Cash flows from investing activities
Purchases of property and equipment	$(20,877)	$(44,753)
Business acquisition, net of cash acquired	—	(8,160)
Purchases of investments	(50,434)	(217,639)
Proceeds from maturity of investments	105,500	30,676
Net cash from (used in) investing activities	$34,189	$(239,876)
Cash flows from financing activities
Proceeds from exercise of stock options	$855	$4,000
Proceeds from public offerings, net of underwriting discounts, commissions and offering expenses	—	269,818
Proceeds from issuance of common stock under employee stock purchase plan	2,536	2,395
Repayments of long-term debt	—	(1,558)
Repurchases of common stock for income tax withholding	(2,261)	(4,050)
Net cash from financing activities	$1,130	$270,605
Effect of exchange rates on cash, cash equivalents and restricted cash	$341	$104
Net decrease in cash, cash equivalents, and restricted cash	(62,698)	(58,160)
Cash, cash equivalents, and restricted cash at beginning of period	380,259	467,359
Cash, cash equivalents, and restricted cash at end of period	$317,561	$409,199
Supplemental disclosure of cash flow information
Interest paid	$—	$9
Income taxes paid, net of refunds	137	130
Non-cash investing and financing activities
Property and equipment additions included in accounts payable and accrued expenses	$1,747	$8,737
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	—	19,494
Issuance of common stock in connection with the business acquisition	4,092	77,122

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
The Company has generated net losses in all periods since its inception. As of March 31, 2023, the Company had an accumulated deficit of $929.4 million and has not generated positive cash flows from operations since inception. Losses are expected to continue as the Company continues to invest in product development, manufacturing, and sales and marketing.
Since its inception, the Company has received an aggregate of $1,333.7 million in net proceeds from the issuance of equity securities in its public offerings and an aggregate of $13.8 million from debt. Management believes that these proceeds combined with existing cash balances on hand will be sufficient to fund operations for at least one year from the issuance of these consolidated financial statements. However, if the Company needs to obtain additional financing to fund operations beyond this period, there can be no assurance that it will be successful in raising additional financing on terms which are acceptable to the Company.
If the Company requires but is unable to obtain additional funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.
During the three and six months ended March 31, 2023, overall financial results of the Company were not significantly affected by the COVID-19 pandemic, which continues to have global impact. The Company has considered all information available as of the date of issuance of these financial statements and the Company is not aware of any specific events or circumstances that would require an update to its estimates or judgments, or a revision to the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information becomes available. The extent to which the COVID-19 outbreak affects the Company’s future financial results and operations will depend on future developments which continue to evolve and are difficult to predict, including mutations in the SARS-CoV-2 virus, which have resulted and may in the future result in strains that are more contagious and less responsive to current treatment methods, and current or future domestic and international actions to contain it and treat it.

2. Summary of significant accounting policies
Basis of presentation and use of estimates
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2022 (the Annual Report on Form 10-K) filed with the Securities and Exchange Commission on November 28, 2022. The condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements. The condensed consolidated balance sheet at September 30, 2022 is derived from audited consolidated financial statements but does not include all disclosures required by GAAP. The operating results for the three and six months ended March 31, 2023 are not necessarily indicative of the results expected for the full year ending September 30, 2023 or any interim period.
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

The following table provides a reconciliation of the Company’s cash and cash equivalents and non-current portion of restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash shown in the Company’s condensed consolidated statements of cash flows:

(in thousands)	March 31, 2023	September 30, 2022
Cash and cash equivalents	$315,196	$378,687
Restricted cash, non-current	2,365	1,572
Total cash, cash equivalents and restricted cash	$317,561	$380,259

Restricted cash represents cash held at financial institutions that are pledged as collateral for stand-by letters of credit for lease commitments.
Significant accounting policies
There have been no material changes in the accounting policies from those disclosed in the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K.
Revenue
The Company had contract assets of $3.9 million and contract liabilities of $1.9 million as of March 31, 2023. The Company had contract assets of $3.4 million and contract liabilities of $3.5 million as of September 30, 2022. For the three and six months ended March 31, 2023, the Company recognized revenue of $1.4 million and $2.7 million, respectively, from the amount that was included in the contract liability balance at the beginning of each period. For the three and six months ended March 31, 2022, the Company's revenue from the amount that was included in the contract liability balance at the beginning of each period was not material. In addition, for all periods presented, there was no revenue recognized in a reporting period from performance obligations satisfied in previous periods. The aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of March 31, 2023 was $7.7 million. The Company expects to recognize revenue over the next twelve months relating to performance obligations unsatisfied as of March 31, 2023.
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
Recent accounting pronouncements adopted
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The amendments in this update require the annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model. The Company adopted this standard effective October 1, 2022. The adoption of ASU-2021-10 did not have an impact on the Company’s condensed consolidated financial statements as of and for the period ended March 31, 2023.
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
The following table sets forth the cash and cash equivalents, and short-term investments as of March 31, 2023:

(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$315,196	$—	$—	$315,196
Short-term investments:
Corporate bonds	33,359	—	(23)	33,336
U.S. government treasury bills	38,992	134	—	39,126
Total	$387,547	$134	$(23)	$387,658
The following table sets forth the cash and cash equivalents, and short-term investments as of September 30, 2022:

(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$378,687	$—	$—	$378,687
Short-term investments:
Commercial paper	14,997	—	—	14,997
U.S. government treasury bills	112,878	—	(1,594)	111,284
Total	$506,562	$—	$(1,594)	$504,968

As of March 31, 2023, financial assets and liabilities measured and recognized at fair value are as follows:

(in thousands)	Level 1	Level 2	Level 3	Fair value
Assets
Money market funds	$217,513	$—	$—	$217,513
Corporate bonds	—	33,336	—	33,336
U.S. government treasury bills	39,126	—	—	39,126
Total financial assets	$256,639	$33,336	$—	$289,975

Liabilities
Indemnity holdback	$—	$2,172	$—	$2,172
Total financial liabilities	$—	$2,172	$—	$2,172

As of September 30, 2022, financial assets and liabilities measured and recognized at fair value are as follows:

(in thousands)	Level 1	Level 2	Level 3	Fair value
Assets
Money market funds	$316,805	$—	$—	$316,805
Commercial paper	—	14,997	—	14,997
U.S. government treasury bills	111,284	—	—	111,284
Total financial assets	$428,089	$14,997	$—	$443,086

Liabilities
Contingent consideration and indemnity holdback	$—	$9,592	$2,100	$11,692
Total financial liabilities	$—	$9,592	$2,100	$11,692

Contractual maturities of all the investments, as of March 31, 2023, were less than 12 months. The unrealized loss on short-term investments have been in a continuous unrealized loss position for less than 12 months. We believe that the decline in value of these investments is temporary and is primarily related to the change in market interest rates since purchase. We believe it is more likely than not that we will be able to hold these investments to maturity.

As of March 31, 2023, there were no financial assets or financial liabilities categorized as level 3 within the fair value hierarchy.

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

The following table provides a reconciliation of beginning and ending balances of the Level 3 financial liabilities during the six months ended March 31, 2023:

(in thousands)	Total
Balance as of September 30, 2022	$2,100
Change in fair value	(2,100)
Balance as of March 31, 2023	$—

4. Balance sheet components
The Company’s accounts receivable, net balance consists of the following:

(in thousands)	March 31, 2023	September 30, 2022
Trade receivables	$43,202	$35,706
Other receivables	5,314	4,822
Allowance for doubtful accounts	(329)	(234)
Accounts receivable, net	$48,187	$40,294

Inventories consist of the following:

(in thousands)	March 31, 2023	September 30, 2022
Raw materials	$33,628	$28,787
Work-in-process	1,006	2,866
Finished goods	5,289	7,654
	$39,923	$39,307

Property and Equipment, net consists of the following:

(in thousands)	March 31, 2023	September 30, 2022
Laboratory equipment	$98,149	$62,285
Furniture, fixtures and other equipment	2,480	2,332
Computer equipment	2,922	2,814
Computer software	2,854	1,693
Leasehold improvements	59,356	14,371
Construction in progress	22,151	87,723
	$187,912	$171,218
Less: Accumulated depreciation and amortization	(41,373)	(31,777)
	$146,539	$139,441

Construction in progress mainly represents equipment costs relating to the Wilsonville facility and software development costs.

Other current liabilities

The other current liabilities consist of the following:

(in thousands)	March 31, 2023	September 30, 2022
Indemnity holdbacks	$2,172	$9,592
Income and sales taxes payable	5,193	3,661
Deferred revenue	1,944	3,476
Contingent consideration	—	2,100
Other current liabilities	731	908
	$10,040	$19,737

5. Goodwill and intangible assets
There were no changes to the carrying value of goodwill during the six months ended March 31, 2023. Total amortization expense related to finite-lived intangible assets was $1.3 million for the three months ended March 31, 2023 and $1.4 million for the three months ended March 31, 2022. Total amortization expense related to finite-lived intangible assets was $2.7 million for the six months ended March 31, 2023 and $2.3 million for the six months ended March 31, 2022.
The goodwill balance is presented below:

(in thousands)	March 31, 2023	September 30, 2022
Balance at beginning of period/year	$85,811	$22,434
Business acquisition – additions	—	61,768
Remeasurement adjustments to the deferred tax assets	—	1,609
Balance at end of period/year	$85,811	$85,811

The intangible assets balances are presented below:

	March 31, 2023
(in thousands, except for years)	Weighted average Amortization period in years	Gross carrying amount	Accumulated amortization	Net book value
Developed Technology	15	$50,020	$(6,005)	$44,015
Customer Relationships	11	15,210	(2,657)	12,553
Tradenames & Trademarks	3	900	(400)	500
Total finite-lived intangible assets		$66,130	$(9,062)	$57,068

	September 30, 2022
(in thousands, except for years)	Weighted average Amortization period in years	Gross carrying amount	Accumulated amortization	Net book value
Developed Technology	15	$50,020	$(4,375)	$45,645
Customer Relationships	11	15,210	(1,767)	13,443
Tradenames & Trademarks	3	900	(250)	650
Total finite-lived intangible assets		$66,130	$(6,392)	$59,738

6. Commitments and contingencies
Legal proceedings
The Company may be subject to litigation, claims and disputes in the ordinary course of business. There is an inherent risk in any litigation or dispute and no assurance can be given as to the outcome of any claims.

Securities Class Action

On December 12, 2022, a putative securities class action lawsuit captioned Peters v. Twist Bioscience Corporation, et al., Case No. 22-cv-08168 (N.D. Cal.) (“Securities Class Action”) was filed in federal court in the Northern District of California (“Court”). The Securities Class Action names the Company and certain of its officers as defendants and asserts claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. The Securities Class Action’s claims are based in large part on allegations made in a report issued on November 15, 2022 by Scorpion Capital (“Scorpion Report”) concerning, among things, the Company’s DNA chip technology and accounting practices. The initial complaint filed in the Securities Class Action alleges that various statements that the defendants made between December 13, 2019 and November 14, 2022 were materially false and misleading in light of the allegations in the Scorpion Report, and seeks unspecified damages on behalf of all persons and entities who purchased or acquired Company securities during an alleged class period that began on December 13, 2019 and ended on November 14, 2022, as well as certain other costs.

This case remains in the preliminary stage. Given the inherent uncertainty of litigation and the legal standards that must be met, including class certification and success on the merits, the Company cannot express an opinion on the likelihood of an unfavorable outcome or on the amount or range of any potential loss. The Company and the other defendants intend to vigorously defend themselves against the claims asserted against them.

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
Supplemental balance sheet information related to the Company’s operating leases as of March 31, 2023 is as follows:

(in thousands)	March 31, 2023
Assets:
Operating lease right-of-use asset	$70,669
Current liabilities:
Current portion of operating lease liabilities	$13,396
Noncurrent liabilities:
Operating lease liabilities, net of current portion	$77,824

Future minimum lease payments under all non-cancelable operating leases that have commenced as of March 31, 2023 are as follows:

(in thousands)	Operating leases
Years ending September 30:
Remainder of 2023	$7,480
2024	14,194
2025	14,066
2026	12,609
2027	7,265
Thereafter	90,968
Total minimum lease payments	$146,582
Less: imputed interest	(55,362)
Total operating lease liabilities	$91,220
Less: current portion	(13,396)
Operating lease liabilities, net of current portion	$77,824

The statement of cash flows for the six months ended March 31, 2023, include changes in right-of-use assets and operating lease liabilities of $4.3 million and $3.7 million, respectively. For the six months ended March 31, 2022, changes in right-of-use assets and operating lease liabilities were $16.6 million and $18.2 million, respectively.
During the three and six months ended March 31, 2023, operating lease expense was $4.1 million and $8.2 million, respectively. Cash payments for amounts included in the measurement of operating lease liabilities were $4.0 million and $7.6 million for the three and six months ended March 31, 2023, respectively. During the three and six months ended March 31, 2022, operating lease expense was $3.9 million and $7.4 million, respectively. Cash payments for amounts included in the measurement of operating lease liabilities were $3.2 million and $6.0 million for the three and six months ended March 31, 2022, respectively. As of March 31, 2023, the weighted-average remaining lease term was 15.9 years and the weighted-average discount rate was 6.4%.

7. Related party transactions
During the three months ended March 31, 2023 and 2022, the Company purchased raw materials from a related party in the amount of $1.5 million and $1.7 million, respectively. During the six months ended March 31, 2023 and 2022, the purchases of raw materials from a related party were $3.5 million and $3.4 million, respectively. During the three and six months ended March 31, 2023, the Company recognized revenues from related parties in the amount of $2.2 million and $2.6 million, respectively. The revenues from related parties were immaterial for the three and six months ended March 31, 2022. Payable balances and receivable balances with the related party were immaterial as of March 31, 2023 and September 30, 2022. During the year ended September 30, 2022, the Company entered into a service agreement with a related party for the total consideration of $0.1 million.

8. Income taxes
In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that quarter. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate primarily as a result of state taxes, foreign taxes, and changes in the Company’s valuation allowance against its deferred tax assets. For the three and six months ended March 31, 2023, the Company recorded provisions for income taxes of $0.7 million and $0.8 million, respectively. For the three and six months ended March 31, 2022, the Company recorded $0.1 million and $10.6 million, respectively, of income tax benefit due to the deferred tax liability assumed as part of a business acquisition.

9. Common stock
As of March 31, 2023, the Company had reserved sufficient shares of common stock, with a par value of $0.00001 per share, for issuance upon exercise of outstanding stock options. Each share of common stock is entitled to one vote. The holders of shares of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors.

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

10. Stock-based compensation
The Company grants stock-based awards, consisting of stock options and restricted stock, to its employees, certain non-employee consultants and certain members of its board of directors. The Company measures stock-based compensation expense for restricted stock and stock options granted to its employees and directors on the date of grant and recognizes the corresponding compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. The Company measures stock-based compensation expense for restricted stock and stock options granted to non-employee consultants on the date of grant and recognizes the corresponding compensation expense of those awards over the period in which the related services are received. The Company adjusts for actual forfeitures as they occur.

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

Activity with respect to the Company’s restricted stock units during the six months ended March 31, 2023 was as follows:

(in thousands, except per share data)	Shares	Weighted average grant date fair value per share
Nonvested shares at September 30, 2022	1,566	$67.66
Granted	851	27.36
Vested/Issued	(290)	59.99
Forfeited	(290)	77.74
Nonvested shares at March 31, 2023	1,837	$48.58

As of March 31, 2023, there was $82.0 million of total unrecognized compensation cost related to these awards that is expected to be recognized over a weighted average period of 2.8 years. The total grant date fair value of RSUs awarded during the six months ended March 31, 2023 was $23.3 million.
Performance Stock Units
Performance stock unit awards (“PSUs”) granted to certain employees will vest upon achievement of operational milestones related to the Wilsonville facility, and Company executives will vest upon achievement of revenue and gross profit metrics as determined by the board of directors, and to certain non-employee consultants will vest upon achievement of operational milestones. Stock compensation expense for PSUs is recorded over the vesting period based on the grant date fair value of the awards and probability of the achievement of specified performance targets. The grant date fair value is equal to the closing share price of the Company’s common stock on the date of grant. For Company executives and employees, PSUs generally vest over a one to three-year service period following the grant date, provided that the recipient is a Company employee at the time of vesting and the performance targets applicable to each award are achieved. For non-employees, PSUs generally vest over a one to three-year service period following the grant date, provided that the performance targets applicable to each award are achieved. The percentage of PSUs that vest will depend on the achievement of specified performance targets at the end of the performance period and can range from 0% to 150% of the number of units granted. Forfeitures of PSUs are recognized as they occur.
Activity under the PSUs during the six months ended March 31, 2023 is summarized below:

(in thousands, except per share data)	Shares	Weighted average grant date fair value per share
Nonvested shares at September 30, 2022	529	$79.60
Granted	480	28.14
Vested/Issued	(18)	51.08
Forfeited	(196)	84.83
Nonvested at March 31, 2023	795	$47.87

As of March 31, 2023, the maximum unrecognized compensation costs related to these awards was $27.0 million, based on 150% achievement of the performance target. The Company expects to recognize those costs over a weighted average period of 1.6 years. The total grant date fair value of PSUs awarded during the six months ended March 31, 2023 was $13.5 million.

Options
Stock options are generally granted to employees and were granted to non-employee directors until fiscal year 2020. Stock options entitle the holder to purchase, at the end of the vesting term, a specified number of shares of Company common stock at an exercise price per share equal to the closing market price of the common stock on the date of grant. Stock options have a contractual life from the date of the grant and a vesting schedule as established by the board of directors. The maximum term of stock options granted under the 2018 Plan is 10 years and the awards generally vest over a four-year period. Forfeitures of options are recognized as they occur. The fair value of each service based stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company historically had been a private company and lacked company-specific historical and implied volatility information for its stock. Therefore, it estimated its expected stock price volatility based on the historical volatility of publicly traded peer companies through the period ended March 31, 2023 and utilized the “simplified” method for awards that qualify as “plain-vanilla” options. As determined under the simplified method, the expected term of stock options granted is calculated based on contractual and vesting terms of the option award, the risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award, the expected dividend yield is zero based on the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future.

Options activity during the six months ended March 31, 2023 is summarized below:

(in thousands, except per share data)	Shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at September 30, 2022	2,453	$24.67	6.33	$33,447
Granted	—	—	—	—
Forfeited	(71)	35.15	—	—
Exercised	(58)	14.86	—	639
Outstanding at March 31, 2023	2,324	$24.59	5.78	$4,250
Nonvested at March 31, 2023	290	36.46	6.74	100
Exercisable	2,034	$22.90	5.65	$4,150
As of March 31, 2023, the unrecognized compensation costs related to these awards was $6.7 million. The Company expects to recognize those costs over a weighted average period of 1.1 years.
Performance-Based Stock Options
On September 1, 2020, the board of directors approved the implementation of a revised annual equity award program for executive officers, senior level employees and consultants to be granted as performance-based stock options ("PSOs") under the 2018 Plan. The number of PSOs ultimately earned in fiscal year 2022 by executive officers and senior level employees was calculated based on the achievement of a certain total revenue threshold during the fiscal year ended September 30, 2022. The percentage of performance stock options that vest depends on the board of directors’ determination of total revenue at the end of the performance period and can range from 0% to 150% of the number of options granted. For fiscal year 2022, the achievement was determined to be 150%. The number of PSOs ultimately earned under the awards to a consultant is calculated based on the achievement of certain operational milestones. The maximum term of performance stock options granted under the 2018 Plan is 10 years for both employees and non-employees. The awards generally vest over a two-year period for executive officers and senior level employees. Awards to non-employees generally vest over a five-year period.

The provisions of a PSO are considered a performance condition, and the effects of that performance condition are not reflected in the grant date fair value of the awards. The Company used the Black-Scholes method to calculate the fair value at the grant date without regard to the vesting condition and will recognize compensation cost for the options that are expected to vest. Forfeitures of PSOs are recognized as they occur. The Company reassesses the probability of the performance condition at each reporting period and adjusts the compensation cost based on the probability assessment. As of March 31, 2023, the Company determined that 56,250 shares are expected to vest based on the probability of the performance condition that will be achieved under this equity award program.

Activity under the PSOs during the six months ended March 31, 2023 is summarized below:

(in thousands, except per share data)	Shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at September 30, 2022	312	$61.35	8.33	$296
Exercisable at September 30, 2022	19	$31.29	9.57	$74
Nonvested at September 30, 2022	293	63.27	8.25	222
Vested	(237)	$70.84	—	$—
Nonvested at March 31, 2023	56	$31.29	9.07	$—
Exercisable at March 31, 2023	256	67.95	7.56	—
Outstanding at March 31, 2023	312	$61.35	7.83	$—

As of March 31, 2023, the unrecognized compensation costs related to these awards was $0.6 million. The Company expects to recognize those costs over a weighted average period of 1.4 years.

Total stock-based compensation (credit)/expense recognized was as follows:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2023	2022	2023	2022
Cost of revenues	$1,469	$1,241	$2,612	$2,119
Research and development	3,090	4,838	7,508	8,865
Selling, general and administrative	5,700	16,258	(2,186)	29,421
Total stock-based compensation	$10,259	$22,337	$7,934	$40,405

During the three and six months ended March 31, 2023, stock-based compensation was decreased primarily due to departing employee share forfeitures and because a revenue target associated with the performance based awards was not met. An immaterial amount of stock-based compensation was capitalized to inventories attributable to employees who support the manufacturing of the Company's products for the three and six months ended March 31, 2023. The balance sheet as of March 31, 2023 includes $1.1 million of stock-based compensation primarily related to the implementation of the Company’s lab production software system and order management system, which was capitalized in property and equipment.

2018 Employee Stock Purchase Plan
On September 26, 2018, the board of directors adopted the 2018 Employee Stock Purchase Plan (the "2018 ESPP"). The number of shares reserved for issuance under the 2018 ESPP upon approval was 275,225 shares of the Company’s common stock, and it increases automatically on the first day of each fiscal year, following the fiscal year in which the 2018 ESPP becomes effective, by a number equal to the least of 249,470 shares, 1% of the shares of common stock outstanding at that time, or such number of shares determined by the Company’s board of directors. The number of shares reserved for issuance at March 31, 2023 was as follows:

(In thousands)	Shares available
Reserved at September 30, 2022	507
Additional shares authorized	249
Shares issued during the period	(132)
Reserved at March 31, 2023	624

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
Unless otherwise determined by the board of directors, the Company’s common stock will be purchased for the accounts of employees participating in the 2018 ESPP at a price per share that is the lesser of 85% of the fair market value of the Company’s common stock on the first trading day of the offering period or 85% of the fair market value of the Company’s common stock on the last trading day of the offering period. During the three and six months ended March 31, 2023 and 2022, activity under the 2018 ESPP was immaterial.

401(k) Savings Plan

During 2018, the Company adopted a 401(k) savings plan for the benefit of its employees. In January 2022, the Company modified its plan to include an employer matching contribution. The Company is required to make matching contributions to the 401(k) plan equal to 50% of the first 6% of wages deferred by each participating employee. The Company incurred expenses for employer matching contributions of $0.7 million and $1.4 million for the three and six months ended March 31, 2023, respectively.

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
At September 30, 2022, management determined that the performance condition relating to these awards was probable of being achieved, and cumulative stock-based compensation expense of $9.9 million was recognized during the year ended September 30, 2022. At December 31, 2022, management determined that the performance condition was not achieved, and therefore the cumulative stock-based compensation expense recognized to date was reversed, resulting in a reduction of stock compensation expense of $9.9 million in the three months ended December 31, 2022.

11. Net loss per share attributable to common stockholders
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders:

	Three months ended March 31,		Six months ended March 31,
(in thousands, except per share data)	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders	$(59,156)	$(60,668)	$(100,980)	$(106,231)
Denominator:
Weighted average shares used in computing net loss per share, basic and diluted	56,777	53,472	56,608	51,673
Net loss per share attributable to common stockholders, basic and diluted	$(1.04)	$(1.13)	$(1.78)	$(2.06)

The potentially dilutive common shares that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive for the periods presented are as follows:

	Three and six months ended
	March 31,
(in thousands)	2023	2022
Shares subject to options to purchase common stock	2,636	3,145
Unvested restricted stock units and performance stock units	2,632	1,626
Unvested shares of common stock issued upon early exercise of stock options	—	694
Shares subject to employee stock purchase plan	135	50
Total	5,403	5,515

12. Geographic, product and industry information
The table below sets forth revenues by geographic region, based on ship-to destinations. Americas consists of the United States of America, Canada, Mexico and South America; EMEA consists of Europe, the Middle East, and Africa; and APAC consists of Japan, China, South Korea, India, Singapore, Malaysia, and Australia.

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2023	2022	2023	2022
Americas	$34,925	$28,458	$68,571	$51,839
EMEA	18,780	15,204	35,111	29,725
APAC	6,475	4,465	10,741	8,581
Total	$60,180	$48,127	$114,423	$90,145

The table below sets forth revenues by products.

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2023	2022	2023	2022
Synthetic genes	$18,011	$14,163	$34,186	$27,688
Oligo pools	3,315	2,308	7,015	5,496
DNA libraries	2,826	1,967	4,662	3,228
Antibody discovery	7,034	6,587	15,205	11,400
NGS tools	28,994	23,102	53,355	42,333
Total	$60,180	$48,127	$114,423	$90,145

The table below sets forth revenues by industry.

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2023	2022	2023	2022
Industrial chemicals/materials	$14,410	$14,082	$27,985	$26,800
Academic research	11,120	9,485	21,135	17,372
Healthcare	33,764	24,111	63,777	44,971
Food/agricultural	886	449	1,526	1,002
Total	$60,180	$48,127	$114,423	$90,145

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
The Company maintains an indemnity and adjustment holdback for the purposes of providing security against any adjustment to the amounts at closing. The indemnity holdback period extends for 18 months from the anniversary of the closing date. The indemnity holdback will be settled by transferring up to 128,351 shares of the Company’s stock, options to purchase up to 15,304 shares of the Company’s common stock and an immaterial amount of cash. The fair value of the indemnity holdback was $12.5 million as of the acquisition date. The adjustment holdback represented up to 3,416 shares of the Company’s stock, options to purchase up to 408 shares of the Company’s common stock and an immaterial amount of cash. The holdback adjustment liability was $0.3 million as of the acquisition date. During the six months ended March 31, 2023, the adjustment holdback liability was settled by transferring 538 shares.

As of the acquisition date, post-combination compensation expense excluded from the purchase price included employee stock awards issued to certain Abveris employees valued at $41.0 million. This included awards valued at $17.7 million which vest over a two year service period following the acquisition date and awards valued at $3.2 million with no future vesting requirements, which were deemed accelerated by the Company at the acquisition date and expensed within the three months ended December 31, 2021. Finally, post-combination expense included awards initially valued at approximately $20.1 million which may have vest based on achievement of the calendar year 2022 revenue target and continuing employment through the payout date, and for certain employees, additional continuing employment through the two year anniversary of the acquisition date. At the conclusion of the measurement period ended December 31, 2022, management determined that the revenue target associated with the performance based awards was not met, and therefore none of these awards vested.
The following table summarizes the final fair value amounts of the assets acquired and liabilities assumed as of the acquisition date, as well as the purchase consideration:

(in thousands)	December 1, 2021
Assets acquired
Cash and cash equivalents	$1,306
Accounts receivable	2,309
Other current assets and prepaid expenses	1,654
Property, plant and equipment	1,078
Other non-current assets	2,970
Intangible assets	46,500
Liabilities assumed
Current liabilities	3,549
Non-current liabilities	846
Deferred tax liability	10,545
Fair value of assets acquired and liabilities assumed	$40,877
Goodwill	61,768
Total purchase price	$102,645
Consideration transferred
Cash	$9,467
Company common stock	72,514
Contingent consideration	8,500
Holdback liabilities	12,838
Net working capital adjustment	(674)
Fair value of purchase consideration	$102,645

The following table summarizes the estimate of the intangible assets as of the acquisition date:

(in thousands except for years)	Estimated Weighted Average Useful Lives in Years	Estimated Fair Value
Developed technology	14	$30,900
Customer relationships	10	14,700
Trade name	3	900
Estimated fair value of acquired intangible assets		$46,500

The following table provides a reconciliation of contingent consideration and holdback balances from acquisition date to March 31, 2023:

(in thousands)	Contingent consideration	Holdback	Total
Balance at December 1, 2021 – acquisition date	$8,500	$12,164	$20,664
Change in fair value during the period	(6,400)	(7,071)	(13,471)
Balance at September 30, 2022	$2,100	$5,093	$7,193
Change in fair value during the period	(2,100)	(2,921)	(5,021)
Balance at March 31, 2023	$—	$2,172	$2,172

The estimated fair value of the contingent consideration liability decreased as the revenue target for calendar year 2022 was not achieved. The estimated fair value of the holdback liability decreased as a result of the change in the Company’s stock price as of March 31, 2023. For the six months ended March 31, 2023, the Company recognized a gain of $5.0 million relating to the change in fair value of acquisition consideration in its condensed consolidated statement of operations.
Issuance of contingent consideration for iGenomX acquisition

In December 2022, the Company determined that the indemnity holdback condition specified in the iGenomX acquisition agreement had been met, and the Company became obligated to issue 171,551 shares of its common stock to satisfy the indemnity holdback. The shares of common stock, valued at $4.1 million, were subsequently issued by the Company during January 2023 along with an immaterial cash payment for fractional shares.

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

14. Subsequent events
2023 Restructuring Plan

On May 3, 2023, the Company’s Board of Directors approved a strategic restructuring plan to reduce costs, build a leaner organization and increase operating efficiencies. The restructuring plan includes a reduction in force affecting approximately 270 employees worldwide, representing approximately 25% of the Company’s total workforce. The reduction in force will be subject to local regulatory requirements. The Company expects the plan to be implemented beginning in the third quarter of fiscal year 2023 and be substantially completed by the end of fiscal year 2023.

The Company expects to incur pre-tax charges of between $9 million and $11 million consisting of employee severance and related benefit costs. In addition, the Company expects that it may incur additional charges related to facility consolidation and asset impairments that it is currently not able to estimate.

The Company’s estimates are subject to a number of assumptions, and actual results may materially differ. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the restructuring plan.

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
Additionally, we believe our platform will enable new value-added opportunities, such as discovery partnerships for biologic drugs, and will enable new applications for synthetic DNA, such as digital data storage. We sell our synthetic DNA and synthetic DNA-based products to a customer base of approximately 3,300 customers across a broad range of industries.
We launched the first application of our platform, synthetic genes and oligo pools, in April 2016 to disrupt the gene synthesis market and make legacy DNA synthesis methods obsolete.
We have grown rapidly and generated revenues of $60.2 million and $48.1 million in the three months ended March 31, 2023 and 2022, respectively, while incurring net losses of $59.2 million and $60.7 million for the three months ended March 31, 2023 and 2022, respectively. Since our inception, we have incurred significant operating losses. To support our growth, we have increased our number of employees and increased investment in our manufacturing capabilities. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the success of our existing products and the development and commercialization of additional products in the synthetic biology, biologic drug and data storage industries, including the planned launch of our Fast Genes product in the fall of 2022 as well as leveraging our investment in our manufacturing facility near Portland, Oregon.

For the three months ended March 31, 2023 and 2022, we served approximately 2,100 and 2,000 customers, respectively.
For the three months ended March 31, 2023 compared with three months ended March 31, 2022, our revenue grew 25% to $60.2 million from $48.1 million, primarily due to order growth in NGS tools, synthetic genes, and oligo pools primarily due to growth in the healthcare segment, with the number of genes shipped increasing from 124,000 to 152,000.
We have built a scalable commercial platform that enables us to reach a diverse customer base in a variety of industries including industrial chemicals/materials, academic research, healthcare, food and agriculture. To address this diverse customer base, we have employed a multi-channel strategy comprised of a direct sales force targeting synthetic DNA customers, international distributors, and an e-commerce platform. Launched in fiscal 2018, our e-commerce platform allows customers to design, validate and place on-demand orders of customized DNA online. This is a key component of our strategy to address and support our diverse and growing customer base, as well as support commercial productivity, enhance the customer experience, and promote loyalty.

In the three months ended March 31, 2023, our net revenues increased to $60.2 million from net revenues of $54.2 million in the three months ended December 31, 2022. Our revenues from NGS tools increased to $29.0 million in the three months ended March 31, 2023, from $24.4 million in the three months ended December 31, 2022, primarily due to increase in orders from large customers in the Americas and EMEA. For APAC, revenue growth was due to China’s economy reopening and seasonal sales growth in Japan. In addition, two of our large NGS customers pushed product deliveries from the quarter ended December 31, 2022 to the quarter ended March 31, 2023. Our synthetic gene revenue of $18.0 million in the three months ended March 31, 2023 increased from $16.2 million in the three months ended December 31, 2022 due to an increase in revenue from our large synbio customers and an increase in our customer base. Our antibody discovery revenue of $7.0 million in the three months ended March 31, 2023 decreased from $8.2 million in the three months ended December 31, 2022, primarily due to a reduction in orders resulting from organizational integration challenges. Our cost of revenue increased from $29.4 million in the three months ended December 31, 2022 to $41.7 million in the three months ended March 31, 2023, primarily due to an increase in the consumption of reagents and production materials costs associated with increased production due to higher sales volume and product shipments, payroll costs and depreciation expense. Our research and development expenses decreased from $31.2 million in the three months ended December 31, 2022 to $27.4 million in the three months ended March 31, 2023, primarily due to decreases in payroll and stock-based compensation expense and outside services costs. Our selling, general and administrative expenses increased from $42.3 million in the three months ended December 31, 2022 to $54.0 million in the three month ended March 31, 2023 mainly due to the reversal of stock based compensation costs during the three months ended December 31, 2022 associated with equity awards issued as part of the acquisition of Abveris, as the revenue target performance condition was not achieved, and employee forfeitures.

Recent Developments

On May 3, 2023, the Company’s Board of Directors approved a strategic restructuring plan to reduce costs, build a leaner organization and increase operating efficiencies. The restructuring plan includes a reduction in force affecting approximately 270 employees worldwide, representing approximately 25% of the Company’s total workforce. The reduction in force will be subject to local regulatory requirements. We expect the plan to be implemented beginning in the third quarter of fiscal 2023 and be substantially completed by the end of fiscal 2023.

We expect to incur pre-tax charges of between $9 million and $11 million consisting of employee severance and related benefit costs. In addition, we expect that we may incur additional charges related to facility consolidation and asset impairments that we are currently not able to estimate.

Our estimates are subject to a number of assumptions, and actual results may materially differ. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the restructuring plan. See “Risk Factors—Our initiatives to re-balance our cost structure and the associated workforce reduction publicly announced on May 5, 2023 may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.”

COVID-19 considerations

During the three months ended March 31, 2023, our overall financial results were not significantly affected by the COVID-19 pandemic, which continues to have global impact.     However, the extent to which the COVID-19 pandemic affects our future financial results and operations will depend on future developments which are highly uncertain and cannot be predicted, including the recurrence, severity and/or duration of the ongoing pandemic, and current or future domestic and international actions to contain and treat COVID-19.

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

Financial overview
The following table summarizes certain selected historical financial results:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2023	2022	2023	2022
Revenues	$60,180	$48,127	$114,423	$90,145
Loss from operations	(61,637)	(60,802)	(106,267)	(116,742)
Net loss attributable to common stockholders	(59,156)	(60,668)	(100,980)	(106,231)

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

	Three months ended March 31,				Six months ended March 31,
(in thousands, except percentages)	2023	%	2022	%	2023	%	2022	%
Americas	$34,925	58%	$28,458	59%	$68,571	60%	$51,839	57%
EMEA	18,780	31%	15,204	32%	35,111	31%	29,725	33%
APAC	6,475	11%	4,465	9%	10,741	9%	8,581	10%
Total revenues	$60,180	100%	$48,127	100%	$114,423	100%	$90,145	100%

Revenues by product
The table below sets forth revenues by product:

	Three months ended March 31,				Six months ended March 31,
(in thousands, except percentages)	2023	%	2022	%	2023	%	2022	%
Synthetic genes	$18,011	30%	$14,163	29%	$34,186	30%	$27,688	31%
Oligo pools	3,315	5%	2,308	5%	7,015	6%	5,496	6%
DNA libraries	2,826	5%	1,967	4%	4,662	4%	3,228	3%
Antibody discovery	7,034	12%	6,587	14%	15,205	13%	11,400	13%
NGS tools	28,994	48%	23,102	48%	53,355	47%	42,333	47%
Total revenues	$60,180	100%	$48,127	100%	$114,423	100%	$90,145	100%

Revenues by industry
The table below sets forth revenues by industry:

	Three months ended March 31,				Six months ended March 31,
(in thousands, except percentages)	2023	%	2022	%	2023	%	2022	%
Industrial chemicals/materials	$14,410	24%	$14,082	29%	$27,985	24%	$26,800	30%
Academic research	11,120	19%	9,485	20%	21,135	19%	17,372	19%
Healthcare	33,764	56%	24,111	50%	63,777	56%	44,971	50%
Food/agriculture	886	1%	449	1%	1,526	1%	1,002	1%
Total revenues	$60,180	100%	$48,127	100%	$114,423	100%	$90,145	100%

Product shipments including synthetic genes
Shipments of all products and number of genes shipped in the three months ended March 31, 2023, December 31, 2022, September 30, 2022, June 30, 2022, March 31, 2022, December 31, 2021, September 30, 2021, and June 30, 2021 were as follows:

	Three months ended
	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,
(in thousands)	2023	2022	2022	2022	2022	2021	2021	2021
Number of genes shipped	152	134	146	163	124	125	91	107
Number of shipments	15	14	20	15	14	13	12	14

Comparison of the three months ended March 31, 2023 and 2022
Revenues

	Three months ended March 31,
(in thousands, except percentages)	2023	2022	Change	%
Revenues	$60,180	$48,127	$12,053	25%

In the three months ended March 31, 2023, revenues increased to $60.2 million from $48.1 million in the three months ended March 31, 2022. The revenue increase is driven primarily by growth in NGS tools revenue of $5.9 million and synthetic genes revenue of $3.8 million. The growth in NGS tools revenue is primarily attributable to growth from our large customers and growth in the healthcare and industrial chemical industries. We believe that pricing changes had a minimal impact on the revenue changes for NGS tools period-over-period. Our synthetic genes revenue grew primarily due to expansion in healthcare and academic research industries as well as an improved product turnaround time. In the three months ended March 31, 2023, we shipped approximately 152,000 genes compared to approximately 124,000 genes in the three months ended March 31, 2022, an increase of 23%. Changes in our synthetic gene pricing, while favorable, had a minimal impact on our results of operations period-over-period.

Cost of revenues

	Three months ended March 31,
(in thousands, except percentages)	2023	2022	Change	%
Cost of revenues	$41,669	$29,714	$11,955	40%

In the three months ended March 31, 2023, cost of revenues increased to $41.7 million from $29.7 million in the three months ended March 31, 2022. Cost of revenues increased mainly due to higher commercialization costs as we optimized our production activities across two manufacturing sites. In the three months ended March 31, 2023, our cost of revenues increased due to an increase in material costs of $4.8 million associated with revenue growth. In addition, we commenced commercial shipments from the Factory of the Future, which increased our cost of revenues by approximately $5.0 million, comprised of payroll costs of $3.6 million and depreciation and amortization expense of $1.2 million. Further, we had increased costs of $1.8 million at Abveris due to intangibles amortization and depreciation associated with our capital investment.

Research and development expenses

	Three months ended March 31,
(in thousands, except percentages)	2023	2022	Change	%
Research and development	$27,379	$31,231	$(3,852)	(12)%

In the three months ended March 31, 2023, research and development expenses decreased to $27.4 million from $31.2 million in the three months ended March 31, 2022, mainly due to the decrease in Revelar spending and Revelar was de-consolidated as of September 30, 2022. The decreases were primarily due to reductions in payroll and stock-based compensation expense of $0.5 million, outside service costs of $0.7 million and lab supplies and equipment costs of $2.7 million. This was offset by depreciation and amortization expense of $1.0 million, an increase of $0.2 million compared to the three months ended March 31, 2022.

Selling, general and administrative

	Three months ended March 31,
(in thousands, except percentages)	2023	2022	Change	%
Selling, general and administrative	$53,965	$53,998	$(33)	—%

In the three months ended March 31, 2023, selling, general and administrative expenses slightly decreased compared to the three months ended March 31, 2022, primarily due to a decrease in stock-based compensation expense of $10.5 million as a result of employee stock forfeitures and the performance condition of equity awards not being met. Factory of the Future pre-commercialization costs included in selling, general and administrative expenses increased to $6.2 million in the three months ended March 31, 2023 compared to $2.2 million in the three months ended March 2022 mainly due to increases in compensation costs of $1.6 million, materials expenses of $2.2 million associated with pre-commercialization training activities and depreciation expense of $0.3 million. In addition, compensation costs of $1.5 million increased due to higher headcount, an increase in facilities costs of $1.4 million, an increase in legal costs of $1.8 million and an increase in outside service costs of $1.7 million.

Change in fair value of contingent consideration and holdbacks

	Three months ended March 31,
(in thousands, except percentages)	2023	2022	Change	%
Change in fair value of contingent consideration and holdbacks	$(1,196)	$(6,014)	$4,818	(80)%

In the three months ended March 31, 2023 and 2022, we recognized a change in fair value of holdbacks of $1.2 million and $6.0 million related to the acquisition of Abveris primarily as a result of the change in fair value of our stock price.
Interest and other income (expense), net

	Three months ended March 31,
(in thousands, except percentages)	2023	2022	Change	%
Interest income	$3,464	$259	$3,205	1,237%
Interest expense	(2)	(29)	27	(93)%
Other expense	(305)	(245)	(60)	24%
Total interest and other income (expense), net	$3,157	$(15)	$3,172	(21,147)%

In the three months ended March 31, 2023, interest income was $3.5 million compared to $0.3 million in the three months ended March 31, 2022, resulting from higher interest rates on our short-term investments. The decrease in interest expense was related to the reduction in the amount of debt outstanding under our credit facility.

Income tax (provision) / benefit

	Three months ended March 31,
(in thousands, except percentages)	2023	2022	Change	%
Income tax (provision) / benefit	$(676)	$149	$(825)	(554)%

We recorded an income tax provision of $0.7 million in the three months ended March 31, 2023. In the three months ended March 31, 2022, we recorded an income tax benefit of $0.1 million, mainly as a result of the Abveris acquisition.

Comparison of the six months ended March 31, 2023 and 2022
Revenues

	Six months ended March 31,
(in thousands, except percentages)	2023	2022	Change	%
Revenues	$114,423	$90,145	$24,278	27%

In the six months ended March 31, 2023, revenues increased to $114.4 million from $90.1 million in the six months ended March 31, 2022. The revenue increase reflects growth in NGS tools revenue of $11.0 million, synthetic genes revenue of $6.5 million and antibody discovery revenue of $3.8 million. The growth in NGS tools revenue is primarily attributable to growth from our large customers and growth in healthcare and industrial chemical industries. We believe that pricing changes had a minimal impact on the revenue changes for NGS tools period-over-period. Our synthetic genes revenue grew mainly due to growth in the healthcare and academic research industries as well as an improved product turnaround time. In the six months ended March 31, 2023, we shipped approximately 286,000 genes compared to approximately 249,000 genes in the six months ended March 31, 2022, an increase of 15%. Changes in our synthetic gene pricing, while favorable, had a minimal impact on our results of operations period-over-period. Our antibody services revenue grew as a result of an increase in the number of customers and larger customer orders.

Cost of revenues

	Six months ended March 31,
(in thousands, except percentages)	2023	2022	Change	%
Cost of revenues	$71,111	$56,770	$14,341	25%

In the six months ended March 31, 2023, cost of revenues increased to $71.1 million from $56.8 million in the six months ended March 31, 2022. The cost of revenues mainly increased due to higher commercialization costs as we optimized our production activities across two manufacturing sites. In the six months ended March 31, 2023, our cost of revenues increased due to an increase in material costs of $5.6 million associated with revenue growth. In addition, we commenced commercial shipments from the Factory of the Future, which increased our cost of revenues by approximately $5.0 million, comprised of payroll costs of $3.6 million and depreciation and amortization expense of $1.2 million. Further, we had increased costs of $3.5 million at Abveris due to intangibles amortization and depreciation associated with our capital investment.

Research and development expenses

	Six months ended March 31,
(in thousands, except percentages)	2023	2022	Change	%
Research and development	$58,621	$53,861	$4,760	9%

In the six months ended March 31, 2023, research and development expenses increased to $58.6 million from $53.9 million in the six months ended March 31, 2022. The increases were primarily due to payroll and stock-based compensation expense of $6.0 million associated with increasing our research and development headcount, an increase in lab supplies costs of $3.7 million, an increase in IT service costs of $1.3 million and depreciation and amortization expense of $2.1 million, an increase of $0.7 million compared to the six months ended March 31, 2022. This was offset by a decrease in Revelar spending of $6.3 million comprised of payroll costs of $0.9 million, outside service costs of $2.7 million and lab supplies costs of $2.7 million as Revelar was de-consolidated as of September 30, 2022.
Selling, general and administrative

	Six months ended March 31,
(in thousands, except percentages)	2023	2022	Change	%
Selling, general and administrative	$96,289	$105,096	$(8,807)	(8)%

In the six months ended March 31, 2023, selling, general and administrative expenses decreased to $96.3 million from $105.1 million in the six months ended March 31, 2022, primarily due to a decrease in stock-based compensation expense of $27.9 million primarily as a result of employee stock forfeitures and an acquisition performance condition of equity awards not being met. Factory of the Future pre-commercialization costs included in selling, general and administrative expenses increased to $18.5 million in the six months ended March 31, 2023 compared to $4.0 million in the six months ended March 31, 2022, mainly due to increased compensation costs of $5.1 million due to higher headcount, materials expenses of $6.9 million associated with pre-commercialization training activities, depreciation costs of $1.0 million and outside services of $1.3 million. In addition, compensation costs increased by $3.6 million due to higher headcount, facilities costs increased by $2.6 million and IT services costs increased by $2.2 million.

Change in fair value of contingent consideration and holdbacks

	Six months ended March 31,
(in thousands, except percentages)	2023	2022	Change	%
Change in fair value of contingent consideration and holdbacks	$(5,331)	$(8,840)	$3,509	(40)%

In the six months ended March 31, 2023, we recognized a change in fair value of the contingent consideration and holdbacks of $4.9 million and $0.4 million related to the acquisitions of Abveris and iGenomX, as a result of not achieving the Abveris revenue target for calendar year 2022 and a change in fair value of our stock price as of March 31, 2023.
Interest and other income (expense), net

	Six months ended March 31,
(in thousands, except percentages)	2023	2022	Change	%
Interest income	$6,504	$412	$6,092	1,479%
Interest expense	(3)	(54)	51	(94)%
Other expense	(462)	(401)	(61)	15%
Total interest and other income (expense), net	$6,039	$(43)	$6,082	(14,144)%

In the six months ended March 31, 2023, interest income was $6.5 million compared to $0.4 million in the six months ended March 31, 2022, resulting from higher interest rates on our short-term investments. The decrease in interest expense was related to the reduction in the amount of debt outstanding under our credit facility.
Income tax (provision) / benefit

	Six months ended March 31,
(in thousands, except percentages)	2023	2022	Change	%
Income tax (provision) / benefit	$(752)	$10,554	$(11,306)	(107)%

We recorded an income tax provision of $(0.8) million in the six months ended March 31, 2023. In the six months ended March 31, 2022, we recorded an income tax benefit of $10.6 million, mainly as a result of the Abveris acquisition.

Liquidity and capital resources
Sources of liquidity
To date, we have financed our operations principally through public equity raises, private placements of our convertible preferred stock, borrowings from credit facilities and revenue from our commercial operations.
Since our inception on February 4, 2013 and through March 31, 2023, we have received an aggregate of $1,333.7 million in net proceeds from the issuance of equity securities and an aggregate of $13.8 million from debt. At March 31, 2023, we had a balance of $315.2 million of cash and cash equivalents and $72.5 million in short-term investments.

Operating capital requirements
Our primary uses of capital are, and we expect will continue to be for the near future, compensation and related expenses, manufacturing costs, laboratory and related supplies, legal and other regulatory expenses and general overhead costs and the capital expenditures for our facility expansion including our “Factory of the Future” in Wilsonville, Oregon. We had $3.6 million in commitments for capital expenditures as of March 31, 2023.

Cash flows
The following table summarizes our sources and uses of cash and cash equivalents:

	Six months ended March 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(98,358)	$(88,993)
Net cash from (used in) investing activities	34,189	(239,876)
Net cash from financing activities	1,130	270,605

Operating activities
Net cash used in operating activities was $98.4 million in the six months ended March 31, 2023 and consisted primarily of a net loss of $101.0 million adjusted for non-cash items including depreciation and amortization expenses of $12.3 million, stock-based compensation expense of $7.9 million, non-cash lease expense of $0.6 million, change in fair value of contingent consideration and holdbacks of $5.3 million, and a net change in operating assets and liabilities of $13.5 million. The change in operating assets and liabilities was mainly due to an increase in accounts receivable of $8.1 million, inventories of $0.6 million, prepaid expenses of $1.6 million and accrued expenses of $2.9 million offset by a decrease in accounts payable of $4.2 million, other non-current assets of $1.2 million and accrued compensation of $2.7 million.
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
Investing activities
In the six months ended March 31, 2023, our investing activities generated net cash of $34.2 million. The net cash was generated primarily from the net impact of purchases, sale and maturity of investments of $55.1 million and purchases of laboratory property, equipment and computers of $20.9 million.
In the six months ended March 31, 2022, our investing activities used net cash of $239.9 million. The use of net cash resulted primarily from the net impact of purchases, sale and maturity of investments of $187.0 million, new businesses acquired of $8.2 million and purchases of laboratory property, equipment and computers of $44.8 million.

Financing activities
Net cash provided by financing activities was $1.1 million in the six months ended March 31, 2023, which consisted of $0.9 million from the exercise of stock options and $2.5 million of proceeds from issuance of shares under the 2018 ESPP, offset by $2.3 million in repurchases of common stock for income tax withholdings.

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

Critical accounting policies and significant management estimates
The preparation of our Condensed Consolidated Financial Statements in accordance with generally accepted accounting principles in the United States of America requires management to make estimates and judgments that affect the reported amounts in the financial statements and related disclosures. On an ongoing basis, we evaluate our significant accounting policies and estimates. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates are assessed each period and updated to reflect current information, such as the economic considerations related to the impact that the recent COVID-19 pandemic could have on our significant accounting estimates. Actual results may differ significantly from these estimates. A summary of our critical accounting policies and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2022. There were no material changes to our critical accounting policies and estimates during the six months ended March 31, 2023.

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
We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents, and marketable securities of $387.7 million and $505.0 million as of March 31, 2023 and September 30, 2022, respectively, which consisted of primarily of money market funds and marketable securities, largely composed of investment grade, short to intermediate term fixed income securities.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2023, which is the end of the period covered by this Quarterly Report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures were not effective as of March 31, 2023 due to the material weakness in internal control over financial reporting described in Part II, Item 9A of the Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

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

Refer to the management report on internal control over financial reporting in Part II, Item 9A of our Annual Report on Form 10-K for a discussion of the material weakness existing as of September 30, 2022, which continued to exist as of March 31, 2023.

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

Changes in Internal Control over Financial Reporting
Except for actions taken under the Remediation Plan described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•Our initiatives to re-balance our cost structure and the associated workforce reductions publicly announced on May 5, 2023 may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business;

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
We have incurred net losses each year since inception and have generated limited revenue from product sales to date. We expect to incur increasing costs as we grow our business. We cannot be certain if or when we will produce sufficient revenue from our operations to support our costs. Even if profitability is achieved, we may not be able to sustain profitability. We incurred net losses of $217.9 million, $152.1 million and $139.9 million for the years ended September 30, 2022, 2021 and 2020, respectively. As of March 31, 2023, we had an accumulated deficit of $929.4 million. We expect to incur substantial losses and negative cash flow for the foreseeable future. We may incur significant losses in the future for a number of reasons, many of which are beyond our control, including the other risks described in this Form 10-K, market acceptance of our products, business and economic conditions resulting from the COVID-19 outbreaks, future product development, and our market penetration and margins. In addition, inflationary pressure could adversely impact our financial results by increasing operating costs. We may not fully offset these cost increases by raising prices for our products and services, which could result in downward pressure on our margins. Further, our clients may choose to reduce their business with us if we increase our pricing.

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
Our initiatives to re-balance our cost structure and the associated workforce reduction publicly announced on May 5, 2023, may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.
On May 3, 2023, the Company’s Board of Directors approved a strategic restructuring plan which includes a reduction in force affecting approximately 270 employees worldwide, representing approximately 25% of our total workforce. The reduction in force will be subject to local regulatory requirements. We expect the plan to be implemented beginning in the third quarter of fiscal 2023 and be substantially completed by the end of fiscal 2023.

We expect to incur pre-tax charges of between $9 million and $11 million consisting of employee severance and related benefit costs. In addition, we expect that we may incur additional charges related to facility consolidation and asset impairments that we are currently not able to estimate.

Our estimates are subject to a number of assumptions, and actual results may materially differ. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the restructuring plan. We may not realize, in full or in part, the anticipated benefits and savings from this reduction in force due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the announced reduction in force, our operating results and financial condition would be adversely affected. In addition, we may need to undertake additional workforce reductions or restructuring activities in the future. Furthermore, our initiatives to re-balance our cost structure, including the reduction in force, may be disruptive to our operations. For example, our workforce reduction could yield unanticipated consequences, such as attrition beyond planned staff reductions, increased difficulties in our day-to-day operations and reduced employee morale. If employees who were not affected by the reductions in force seek alternative employment, this could result in us seeking contractor support at unplanned additional expense or harm our productivity. Our workforce reduction could also harm our ability to attract and retain qualified management, scientific, and manufacturing personnel who are critical to our business.

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
Any decrease in spending or change in spending priorities of our customers and potential customers could significantly reduce the demand for our products. As we expand into new geographic markets, our revenue may be impacted by seasonal trends in the different regions, the seasonality of customer budgets in those regions and the mix of domestic versus international sales. In addition, access to capital markets is critical to many of our customers’ ability to fund their operations, including purchase our products and services. Traditionally, biotechnology and life sciences companies have funded their research and development expenditures by raising capital in the equity markets. Declines and uncertainties in these markets have severely restricted raising new capital and have affected companies’ ability to fund existing research and development efforts which may lead them to delay project starts, reduce or cancel orders and or cancel projects. In the past, we experienced some cancellations of customer orders that we believe were due to the customers’ funding concerns. Moreover, we have no control over the timing and volume of purchases by these customers and potential customers, and as a result, revenue from these sources may vary significantly due to factors that can be difficult to forecast. Any delay or reduction in purchases by customers and potential customers or our inability to forecast fluctuations in demand could harm our future operating results.

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
In order to expand our manufacturing capacity of new and existing products, we need to either build additional internal manufacturing capacity, contract with one or more partners, or both. We have built a new production facility in Wilsonville, Oregon but we cannot guarantee that such a facility will allow us to effectively increase our manufacturing capacity which could impact our revenue growth. Our technology and the production process for our DNA synthesis equipment and tools are complex, involving specialized parts, and we may encounter unexpected difficulties in the manufacture, improvement or increasing the capacity of our DNA synthesis equipment and tools, and addressing these difficulties may cause us to divert our time and resources from our other product offerings. There is no assurance that we will be able to continue to increase manufacturing capacity internally or that we will find one or more suitable partners to help us towards this objective, in order to meet the volume and quality requirements necessary for success in our existing and potential markets. Manufacturing and product quality issues may arise as we continue to increase the scale of our production. If our DNA synthesis equipment and tools do not consistently produce DNA products that meet our customers’ performance expectations, our reputation may be harmed, and we may be unable to generate sufficient revenue to become profitable. Any delay or inability in expanding our manufacturing capacity could diminish our ability to develop or sell our products, which could result in lost revenue and materially harm our business, financial condition and results of operations.
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
Our manufacturing operations in the United States currently depend primarily on our Wilsonville facility. If this facility is destroyed or we experience any manufacturing difficulties, disruptions, or delays, this could limit supply of our product or adversely affect our ability to sell products or conduct our clinical trials, and our business would be adversely impacted.
We have built out a second manufacturing facility in Wilsonville, Oregon, and are consolidating synbio operations in Wilsonville, although a portion of our manufacturing still takes place at our headquarters in South San Francisco, California. If regulatory, manufacturing, or other problems require us to discontinue production at our Wilsonville facility, we will not be able to manufacture our synthetic genes, oligo pools or selected NGS products or create our DNA libraries, which would adversely impact our business. If this facility or the equipment in it is significantly damaged or destroyed by fire, flood, power loss, or similar events, or is shut down for health and safety or other reasons, we may not be able to quickly or inexpensively replace our manufacturing capacity or replace the facility at all. In the event of a temporary or protracted loss of this facility or equipment, we might not be able to transfer manufacturing to another third party. Even if we could transfer manufacturing from one facility to another, the shift would likely be expensive and time-consuming, particularly if we were to maintain the current manufacturing standards procedures at such alternative facility.

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
As discussed in further detail below, our global operations expose us to risks associated with COVID-19. While our financial results for the six months ended March 31, 2023 have not been significantly affected by continuing COVID-19 outbreaks, impacts from COVID-19 may, in the future, adversely affect our operations, supply chains, distribution systems and customer demand, including as a result of impacts associated with preventive and precautionary measures that we, other businesses and governments have taken and may take. Some of the risks we have experienced and/or may experience in the future as a result of impacts from COVID-19 include:
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
As disclosed in Part II—Item 9A, “Controls and Procedures”, of the Annual Report on Form 10-K, we identified a material weakness in our internal control over financial reporting related to controls surrounding our information technology general controls. As this material weakness continued during the three months ended March 31, 2023, management concluded that our internal control over financial reporting was not effective as of March 31, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified in Item 9A in the Annual Report on Form 10-K did not result in any misstatement of our financial statements for any period presented. We have designed and are implementing a remediation plan for the material weakness. However, our remediation efforts may be inadequate, and we may in the future discover other areas of our internal controls that require remediation.

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
As of March 31, 2023, we owned 46 issued U.S. patents and 35 issued international patents; five in China, three in Europe, nine in South Korea, four in Taiwan, seven in Japan, one in Eurasia, one in India, two in Singapore, one in Israel, one in

Hong Kong, and one in Australia. There are 407 pending patent applications, including 129 in the United States, 248 international applications, and 30 applications filed under the Patent Cooperation Treaty. Additionally, we have exclusively licensed a patent portfolio containing 13 issued patents, including one U.S. patent and 12 international patents, and 11 pending applications, including three in the U.S. and eight international applications. We have also licensed a patent portfolio containing 11 pending applications, including one in the U.S. and ten international applications. We have further licensed another patent portfolio containing two issued U.S. patents, five international patents, and four pending applications (one in the U.S. and three international applications). Our policy is to file patent applications to protect technology, inventions and improvements that are important to our business. Individual patent terms extend for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance, and the legal term of patents in the countries in which they are obtained.

Several patent applications covering our technologies have been filed recently. We cannot offer any assurances about which, if any, patents will issue, the breadth of any such patent, or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. Any successful opposition to these patents or any other patents owned by or, if applicable in the future, licensed to us could deprive us of rights necessary for the practice of our technologies or the successful commercialization of products that we may develop. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to our technologies or products. Furthermore, an interference proceeding can be provoked by a third party or instituted by the U.S. Patent and Trademark Office ("USPTO"), or the European Patent Office ("EPO"), to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. For example, on March 3, 2021, our European Patent No. 3030682 which relates to polynucleotide synthesis was opposed by an anonymous third party. An initial decision to revoke the patent was issued on November 20, 2022, which will not become final until all appeals are exhausted. We believe the EPO's decision relating to the original claims is erroneous and we have appealed the EPO’s decision while continuing to prosecute related pending European applications.
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
• operational impacts resulting from a reduction in force;
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

101
The following materials from Twist Bioscience Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.
Filed herewith

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (included in Exhibit 101).	Filed herewith

†	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Twist Bioscience Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, regardless of any general incorporation language contained in any filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 8, 2023	Twist Bioscience Corporation

	By:	/s/ James M. Thorburn
James M. Thorburn
Chief Financial Officer
(Authorized officer)