Form 10-K/A
period 2022-09-30
Twist Bioscience Corp
filed 2023-06-05
CIK 1581280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of March 31, 2022, the aggregate market value of shares of common stock held by non-affiliates of the registrant was approximately $2.39 billion based upon the closing sale price on the Nasdaq Global Select Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of the Registrant’s common stock outstanding as of November 23, 2022, was 56,568,420.

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

This amendment (this “Amendment No. 1) on Form 10-K/A amends the Annual Report on Form 10-K for the year ended September 30, 2022 (the “Original Form 10-K”) of Twist Bioscience Corporation (the “Company”) solely to correct typographical errors related to the date on the audit opinion of the Company’s previous independent registered public accounting firm, PricewaterhouseCoopers LLP, contained in Part II, Item 8 of the Original Form 10-K from November 28, 2022 to November 22, 2021, and the typeset signature of PricewaterhouseCoopers LLP on such opinion.

In accordance with Rule 12b-15 (“Rule 12b-15”) under the Securities Exchange Act of 1934, as amended, the Company has included the entire text of Part II, Item 8 “Financial Statements and Supplementary Data” in this Amendment No. 1. However, there have been no changes made to the text of such item other than the corrections stated in the immediately preceding paragraph. In addition, the Company is including in this Amendment No. 1 new certifications of its (i) Chief Executive Officer and (ii) Chief Financial Officer, as required by Rule 12b-15, as Exhibits 31.3, 31.4, 32.3 and 32.4, respectively, and currently dated consents from the independent registered public accounting firms as Exhibits 23.3 and 23.4.

Except as expressly set forth above, this Amendment No. 1 speaks as of the filing date of the Original Form 10-K, and does not reflect events that may have occurred subsequent to that date, nor does it modify or update in any way disclosure made in the Original Form 10-K.

TWIST BIOSCIENCE CORPORATION
AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K/A
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2022

PART II

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
November 22, 2021
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
(a)Consolidated Financial Statements
Our Consolidated Financial Statements are included in the “Index to Consolidated Financial Statements” under Part II, Item 8 and filed as part of this Amendment No. 1 to the Annual Report on Form 10-K.

(b)Consolidated Financial Statement Schedules
All financial statement schedules are omitted because the information called for is not required or is shown either in the consolidated financial statements or in the notes thereto.
(c)Exhibits
Set forth below is a list of exhibits that are being filed or incorporated by reference into this Amendment No. 1 to the Annual Report on Form 10-K:

Exhibit Number	Description	Filed / Furnished / Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	11/7/2018

3.2	Amended and Restated Bylaws	8-K	3.1	11/18/2022

4.1	Form of common stock certificate	S-1/A	4.1	10/17/2018

4.3	Warrant to Purchase Stock by and between Twist Bioscience Corporation and Silicon Valley Bank, dated March 28. 2016.	S-1	4.7	10/3/2018

4.4	Description of Common Stock	10-K	4.5	11/20/2020

+10.1	2013 Stock Plan and forms of agreement thereunder	S-1	10.1	10/3/2018

+10.2	2018 Equity Incentive Plan and forms of agreement thereunder	S-1/A	10.2	10/17/2018

+10.3	2018 Employee Stock Purchase Plan	S-1/A	10.3	10/17/2018

+10.4	Executive Incentive Bonus Plan	S-1	10.4	10/3/2018

+10.5	Form of Indemnification Agreement between Twist Bioscience Corporation and each of its Officers and Directors	S-1/A	10.8	10/17/2018

10.6	Fourth Amended and Restated Loan and Security Agreement by and between Twist Bioscience Corporation, Silicon Valley Bank and certain other co-borrowers, dated September 6. 2017	S-1	10.9	10/3/2018

Exhibit Number	Description	Filed / Furnished / Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed
10.7	Lease Agreement by and between Twist Bioscience Corporation and ARE-San Francisco No. 32. LLC dated March 21, 2018	S-1	10.11	10/3/2018

10.7.1	First Amendment to Lease by and between Twist Bioscience Corporation and ARE-San Francisco No. 32, LLC, dated March 21, 2019	10-Q	10.2	5/1/2019

10.8*	Lease Agreement by and between Twist Bioscience Corporation and PWII Owner, LLC, dated December 18, 2020	8-K	10.1	12/22/2020

10.8.1*	First Amendment to Lease between Twist Bioscience Corporation and PWII Owner, LLC, dated April 13, 2021	8-K	10.1	4/16/2021

10.9†	End User Supply Agreement by and between Twist Bioscience Corporation and FUJIFILM Dimatix, Inc., dated November 5, 2015	S-1	10.14	10/3/2018

16.1	Letter from PricewaterhouseCoopers LLP addressed to the Securities Exchange Commission, dated March 9, 2022	8-K	16.1	3/9/2022

21.1	List of subsidiaries of the Registrant	10-K	21.1	11/28/2022

23.3	Consent of Ernst & Young, Independent Registered Public Accounting Firm	Filed herewith

23.4	Consent of PricewaterhouseCoopers, Independent Registered Public Accounting Firm	Filed herewith

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by President and Chief Executive Officer.	Filed herewith

31.4	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by Chief Financial Officer.	Filed herewith

32.3	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by President and Chief Executive Officer.	Furnished herewith

32.4	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.	Furnished herewith

Exhibit Number	Description	Filed / Furnished / Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

+ Indicates a management contract or compensatory plan.

*	Registrant has omitted schedules and exhibits pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of the omitted schedules and exhibits to the SEC upon request.

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment that was separately filed with the SEC.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 5, 2023	Twist Bioscience Corporation

	By:	/s/ James M. Thorburn
James M. Thorburn
Chief Financial Officer (Authorized officer)