Form 10-Q
period 2023-06-30
Twist Bioscience Corp
filed 2023-08-07
CIK 1581280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023
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

The number of shares of the Registrant’s common stock outstanding as of August 3, 2023, was 57,396,131.

TWIST BIOSCIENCE CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2023

Forward-looking statements
This Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, or Form 10-Q, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements relate to, among other matters, plans for product development and licensing to third parties, plans and timeframe for the commercial development of DNA data storage capabilities, expectations regarding market penetration, anticipated customer conversions to our products, plans to expand in the international markets and identification and development of potential antibody candidates. Forward-looking statements are also identified by the words “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” and variations of such words and similar expressions. You should not rely upon forward-looking statements as predictions of future events. Such statements are based on management’s expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results, events or circumstances to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include:
•our ability to increase our revenue and our revenue growth rate;
•our ability to accurately estimate capital requirements and our needs for additional financing;
•anticipated charges and future annualized cost savings in connection with the reduction in force announced in May 2023;
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
Readers are urged to carefully review and consider all of the information in this Form 10-Q and in other documents we file from time to time with the Securities and Exchange Commission, or SEC. We undertake no obligation to update any forward-looking statements made in this Form 10-Q to reflect events or circumstances after the date of this filing or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.
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

PART I. Financial information

Item 1. Unaudited Financial statements

Twist Bioscience Corporation
Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except per share data)	June 30, 2023	September 30, 2022
Assets
Current assets:
Cash and cash equivalents	$307,459	$378,687
Short-term investments	49,686	126,281
Accounts receivable, net	42,580	40,294
Inventories	36,354	39,307
Prepaid expenses and other current assets	9,458	11,914
Total current assets	$445,537	$596,483
Property and equipment, net	140,778	139,441
Operating lease right-of-use assets	72,028	74,948
Goodwill	85,811	85,811
Intangible assets, net	55,775	59,738
Restricted cash, non-current	4,379	1,572
Other non-current assets	6,024	3,385
Total assets	$810,332	$961,378
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,184	$20,092
Accrued expenses	10,311	10,169
Accrued compensation	27,284	27,023
Current portion of operating lease liability	13,132	13,642
Other current liabilities	9,911	19,737
Total current liabilities	$72,822	$90,663
Operating lease liability, net of current portion	79,900	81,270
Other non-current liabilities	60	60
Total liabilities	$152,782	$171,993
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.00001 par value—100,000 and 100,000 shares authorized at June 30, 2023 and September 30, 2022, respectively; 57,367 and 56,523 shares issued and outstanding at June 30, 2023 and September 30, 2022, respectively	$—	$—
Additional paid-in capital	1,644,976	1,619,644
Accumulated other comprehensive income/(loss)	(635)	(1,843)
Accumulated deficit	(986,791)	(828,416)
Total stockholders’ equity	$657,550	$789,385
Total liabilities and stockholders’ equity	$810,332	$961,378
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three months ended June 30,		Nine months ended June 30,
(In thousands, except per share data)	2023	2022	2023	2022
Revenues	$63,740	$56,113	$178,163	$146,259
Operating expenses:
Cost of revenues	$41,845	$30,974	$112,956	$87,744
Research and development	24,528	36,840	83,148	90,701
Selling, general and administrative	46,057	53,693	142,347	158,790
Restructuring costs	12,672	—	12,672	—
Change in fair value of contingent considerations and holdbacks	(581)	(4,231)	(5,913)	(13,071)
Total operating expenses	$124,521	$117,276	$345,210	$324,164
Loss from operations	$(60,781)	$(61,163)	$(167,047)	$(177,905)
Interest income	3,968	722	10,472	1,134
Interest expense	(1)	—	(4)	(54)
Other income (expense), net	41	(225)	(422)	(626)
Loss before income taxes	$(56,773)	$(60,666)	$(157,001)	$(177,451)
Benefit from / (provision for) income taxes	(622)	$149	$(1,374)	$10,703
Net loss attributable to common stockholders	$(57,395)	$(60,517)	$(158,375)	$(166,748)
Other comprehensive loss:
Change in unrealized loss on investments	$(208)	(404)	$1,308	(1794)
Foreign currency translation adjustment	(538)	(498)	(100)	(129)
Comprehensive loss	(58,141)	(61,419)	(157,167)	(168,671)
Net loss per share attributable to common stockholders—basic and diluted	$(1.01)	$(1.08)	$(2.79)	$(3.15)
Weighted average shares used in computing net loss per share attributable to common stockholders—basic and diluted	57,041	56,287	56,753	53,005

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common stock		Additional paid-in capital	Accumulated Other comprehensive income or (loss)	Accumulated deficit	Total stockholders' equity
(In thousands)	Shares	Amount
Balances as of March 31, 2023	57,105	$—	$1,633,217	$111	$(929,396)	$703,932
Vesting of restricted stock units	182	—	—	—	—	—
Exercise of stock options	45	—	342	—	—	342
Repurchases of common stock for income tax withholding	(70)	—	(1,014)	—	—	(1,014)
Issuance of shares from business acquisition	105	—	1,767	—	—	1,767
Stock-based compensation	—	—	10,664	—	—	10,664
Other comprehensive loss	—	—	—	(746)	—	(746)
Net loss	—	—	—	—	(57,395)	(57,395)
Balances as of June 30, 2023	57,367	$—	$1,644,976	$(635)	$(986,791)	$657,550

	Common stock		Additional paid-in capital	Accumulated Other comprehensive income or (loss)	Accumulated deficit	Total stockholders' equity
(In thousands)	Shares	Amount
Balances as of March 31, 2022	56,234	$—	$1,580,620	$(475)	$(716,784)	$863,361
Issuance of common stock in public offering, net of underwriting discounts and commissions and offering expenses of $17,676	—	—	6	—	—	6
Vesting of restricted stock units	100	—	—	—	—	—
Exercise of stock options	48	—	766	—	—	766
Repurchases of common stock for income tax withholding	(38)	—	(2,080)	—	—	(2,080)
Stock-based compensation	—	—	20,043	—	—	20,043
Other comprehensive loss	—	—	—	(902)	—	(902)
Net loss	—	—	—	—	(60,517)	(60,517)
Balances as of June 30, 2022	56,344	$—	$1,599,355	$(1,377)	$(777,301)	$820,677

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common stock		Additional paid-in capital	Accumulated Other comprehensive income or (loss)	Accumulated deficit	Total stockholders' equity
(In thousands)	Shares	Amount
Balances as of September 30, 2022	56,523	$—	$1,619,644	$(1,843)	$(828,416)	$789,385
Vesting of restricted stock units	504	—	—	—	—	—
Exercise of stock options	102	—	1,195	—	—	1,195
Issuance of shares under the employee stock purchase plan	132	—	2,536	—	—	2,536
Repurchases of common stock for income tax withholding	(171)	—	(3,275)	—	—	(3,275)
Issuance of shares from business acquisition	277	—	5,860	—	—	5,860
Stock-based compensation	—	—	19,016	—	—	19,016
Other comprehensive income	—	—	—	1,208	—	1,208
Net loss	—	—	—	—	(158,375)	(158,375)
Balances as of June 30, 2023	57,367	$—	$1,644,976	$(635)	$(986,791)	$657,550

	Common stock		Additional paid-in capital	Accumulated Other comprehensive income or (loss)	Accumulated deficit	Total stockholders' equity
(In thousands)	Shares	Amount
Balances as of September 30, 2021	49,499	$—	$1,190,828	$546	$(610,553)	$580,821
Issuance of common stock in public offering, net of underwriting discounts and commissions and offering expenses of $17,676	5,227	—	269,824	—	—	269,824
Vesting of restricted stock units	263	—	—	—	—	—
Exercise of stock options	417	—	4,701	—	—	4,701
Issuance of shares under the employee stock purchase plan	50	—	2,394	—	—	2,394
Issuance of shares from business acquisitions	989	—	77,122	—	—	77,122
Repurchases of common stock for income tax withholding	(101)	—	(6,130)	—	—	(6,130)
Stock-based compensation	—	—	60,616	—	—	60,616
Other comprehensive loss	—	—	—	(1,923)	—	(1,923)
Net loss	—	—	—	—	(166,748)	(166,748)
Balances as of June 30, 2022	56,344	$—	$1,599,355	$(1,377)	$(777,301)	$820,677

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended June 30,
(in thousands)	2023	2022
Cash flows from operating activities
Net loss	$(158,375)	$(166,748)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	20,810	11,562
Deferred tax liability	—	(11,177)
Impairment of property and equipment and other assets	3,620	—
Non-cash lease expense	1,040	2,594
Stock-based compensation	18,531	60,616
Change in fair value of acquisition consideration	(5,913)	(13,071)
Other non cash adjustment	(33)	987
Changes in assets and liabilities:
Accounts receivable, net	(2,508)	(10,284)
Inventories	2,949	(11,237)
Prepaid expenses and other current assets	(1,935)	(2,736)
Other non-current assets	1,050	6,829
Accounts payable	(4,431)	466
Accrued expenses	1,278	608
Accrued compensation	348	5,519
Other liabilities	1,799	2,954
Net cash used in operating activities	$(121,770)	$(123,118)
Cash flows from investing activities
Purchases of property and equipment	$(25,386)	$(85,395)
Business acquisition, net of cash acquired	—	(8,160)
Purchases of investments	(58,255)	(217,639)
Proceeds from maturity of investments	136,500	75,481
Net cash (used in) provided by investing activities	$52,859	$(235,713)
Cash flows from financing activities
Proceeds from exercise of stock options	$1,208	$4,764
Proceeds from public offerings, net of underwriting discounts, commissions and offering expenses	—	269,824
Proceeds from issuance of common stock under employee stock purchase plan	2,536	2,394
Repayments of long-term debt	—	(1,558)
Repurchases of common stock for income tax withholding	(3,275)	(6,130)
Net cash provided by financing activities	$469	$269,294
Effect of exchange rates on cash, cash equivalents and restricted cash	$21	$(1)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(68,421)	(89,538)
Cash, cash equivalents, and restricted cash at beginning of period	380,259	467,359
Cash, cash equivalents, and restricted cash at end of period	$311,838	$377,821
Supplemental disclosure of cash flow information
Interest paid	$—	$9
Income taxes paid, net of refunds	241	130
Non-cash investing and financing activities
Property and equipment additions included in accounts payable and accrued expenses	$1,686	$6,562
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	4,215	19,494
Issuance of common stock in connection with the business acquisition	5,860	77,122
Conversion of convertible notes	3,711	—

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
The Company has generated net losses in all periods since its inception. As of June 30, 2023, the Company had an accumulated deficit of $986.8 million and has not generated positive cash flows from operations since inception. Losses are expected to continue as the Company continues to invest in product development, manufacturing, and sales and marketing.
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
During the three and nine months ended June 30, 2023, overall financial results of the Company were not significantly affected by the COVID-19 pandemic. The Company has considered all information available as of the date of issuance of these financial statements and the Company is not aware of any specific events or circumstances that would require an update to its estimates or judgments, or a revision to the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information becomes available. The extent to which COVID-19 outbreaks or resurgences affect the Company’s future financial results and operations will depend on future developments which continue to evolve and are difficult to predict, including mutations in the SARS-CoV-2 virus, which have resulted and may in the future result in strains that are more contagious and less responsive to current treatment methods, and current or future domestic and international actions to contain it and treat it.

2. Summary of significant accounting policies
Basis of presentation and use of estimates
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2022 (the Annual Report on Form 10-K) filed with the Securities and Exchange Commission on November 28, 2022 and amended on June 5, 2023. The condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements. The condensed consolidated balance sheet at September 30, 2022 is derived from audited consolidated financial statements but does not include all disclosures required by GAAP. The operating results for the three and nine months ended June 30, 2023 are not necessarily indicative of the results expected for the full year ending September 30, 2023 or any interim period.

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
The following table provides a reconciliation of the Company’s cash and cash equivalents and non-current portion of restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash shown in the Company’s condensed consolidated statements of cash flows:

(in thousands)	June 30, 2023	September 30, 2022
Cash and cash equivalents	$307,459	$378,687
Restricted cash, non-current	4,379	1,572
Total cash, cash equivalents and restricted cash	$311,838	$380,259

Restricted cash represents cash held at financial institutions that are pledged as collateral for stand-by letters of credit for lease commitments and is included in non-current assets.
Significant accounting policies
There have been no material changes in the accounting policies from those disclosed in the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K.
Revenue
The Company had contract assets of $3.9 million and contract liabilities of $3.0 million as of June 30, 2023. The Company had contract assets of $3.4 million and contract liabilities of $3.5 million as of September 30, 2022. For the three and nine months ended June 30, 2023, the Company recognized revenue of $0.6 million and $2.8 million, respectively, from the amount that was included in the contract liability balance at the beginning of each period. For the three and nine months ended June 30, 2022 the Company's revenue from the amount that was included in the contract liability balance at the beginning of each period was not material. In addition, for all periods presented, there was no revenue recognized in a reporting period from performance obligations satisfied in previous periods. The aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of June 30, 2023 was $5.5 million. The Company expects to recognize revenue over the next twelve months relating to performance obligations unsatisfied as of June 30, 2023.

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
Recent accounting pronouncements adopted
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The amendments in this update require the annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model. The Company adopted this standard effective October 1, 2022. The adoption of ASU-2021-10 did not have an impact on the Company’s condensed consolidated financial statements as of and for the period ended June 30, 2023.
Recently issued accounting pronouncement not yet adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard requires entities to use the new “expected credit loss” impairment model for most financial assets measured at amortized cost, including trade and other receivables and held-to-maturity debt securities, and modifies the impairment model for available-for-sale debt securities. The standard is effective for the Company for the fiscal year ending September 30, 2024, including interim periods within that fiscal year. Early application is permitted. The standard is not expected to have a material impact to the Company's condensed consolidated financial statements.

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
Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company's short-term and long-term investments primarily utilize broker quotes in a non-active market for valuation of its investments.
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
The following table sets forth the cash and cash equivalents, short-term and equity investments as of June 30, 2023:

(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$307,459	$—	$—	$307,459
Short-term investments:
Corporate bonds	26,133	5	(68)	26,070
U.S. government treasury bills	23,721	1	(106)	23,616
Equity investments	$3,711	$—	$—	$3,711
Total	$361,024	$6	$(174)	$360,856
The following table sets forth the cash and cash equivalents, and short-term investments as of September 30, 2022:

(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$378,687	$—	$—	$378,687
Short-term investments:
Commercial paper	14,997	—	—	14,997
U.S. government treasury bills	112,878	—	(1,594)	111,284
Total	$506,562	$—	$(1,594)	$504,968
As of June 30, 2023, financial assets and liabilities measured and recognized at fair value are as follows:

(in thousands)	Level 1	Level 2	Level 3	Fair value
Assets
Money market funds	$242,107	$—	$—	$242,107
Corporate bonds	—	26,070	—	26,070
U.S. government treasury bills	23,616	—	—	23,616
Equity investments	—	—	3,711	3,711
Total financial assets	$265,723	$26,070	$3,711	$295,504

As of September 30, 2022, financial assets and liabilities measured and recognized at fair value are as follows:

(in thousands)	Level 1	Level 2	Level 3	Fair value
Assets
Money market funds	$316,805	$—	$—	$316,805
Commercial paper	—	14,997	—	14,997
U.S. government treasury bills	111,284	—	—	111,284
Total financial assets	$428,089	$14,997	$—	$443,086

Liabilities
Contingent consideration and indemnity holdback	$—	$9,592	$2,100	$11,692
Total financial liabilities	$—	$9,592	$2,100	$11,692

Contractual maturities of all the investments, as of June 30, 2023, were less than 12 months. The unrealized loss on short-term investments have been in a continuous unrealized loss position for less than 12 months. We believe that the decline in value of these investments is temporary and is primarily related to the change in market interest rates since purchase. We believe it is more likely than not that we will be able to hold these investments to maturity.

During 2021 and as amended in 2022, the Company entered into convertible promissory note agreements with a privately held company (“Borrower”) pursuant to which the Company agreed to loan to the Borrower $3.5 million, at a simple interest of 4% per annum, in a series of loan installments, evidenced by a convertible promissory note having a maturity date of May 1, 2023 (“Convertible Note”). In April 2023, the Company exercised the option and the Borrower issued to the Company common shares which represent a 15% equity interest. As of June 30, 2023, the Company’s equity investments were categorized as Level 3 within the fair value hierarchy.

Equity investments held by the Company lack readily determinable fair values and therefore the securities are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar equity securities of the same issuer. The Company reviews the carrying value of its equity investments for impairment whenever events or changes in business circumstances indicate the carrying amount of such asset may not be fully recoverable. Impairments, if any, are based on the excess of the carrying amount over the recoverable amount of the asset. There were no such impairments during the three months ended June 30, 2023.

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

The key inputs into the Monte Carlo simulation as of September 30, 2022 were as follows:

Contingent consideration	September 30, 2022
Stock Price	$35.24
Equity volatility	93.7%
Risk-free interest rate	3.9%
Revenue volatility	30.2%

The following table provides a reconciliation of beginning and ending balances of the Level 3 financial liabilities during the nine months ended June 30, 2023:

(in thousands)	Total
Balance as of September 30, 2022	$2,100
Change in fair value	(2,100)
Addition during the period	$3,711
Balance as of June 30, 2023	$3,711

4. Balance sheet components
The Company’s accounts receivable, net balance consists of the following:

(in thousands)	June 30, 2023	September 30, 2022
Trade receivables	$37,274	$35,706
Other receivables	5,569	4,822
Allowance for doubtful accounts	(263)	(234)
Accounts receivable, net	$42,580	$40,294

Inventories consist of the following:

(in thousands)	June 30, 2023	September 30, 2022
Raw materials	$30,896	$28,787
Work-in-process	611	2,866
Finished goods	4,847	7,654
	$36,354	$39,307

Property and Equipment, net consists of the following:

(in thousands)	June 30, 2023	September 30, 2022
Laboratory equipment	$104,677	$62,285
Furniture, fixtures and other equipment	3,493	2,332
Computer equipment	3,072	2,814
Computer software	2,854	1,693
Leasehold improvements	56,810	14,371
Construction in progress	15,531	87,723
	186,437	171,218
Less: Accumulated depreciation and amortization	(45,659)	(31,777)
	$140,778	$139,441

Construction in progress mainly represents equipment costs and software development costs.

Other current liabilities
The other current liabilities consist of the following:

(in thousands)	June 30, 2023	September 30, 2022
Indemnity holdbacks	$—	$9,592
Income and sales taxes payable	6,386	3,661
Deferred revenue	3,002	3,476
Contingent consideration	—	2,100
Other current liabilities	523	908
	$9,911	$19,737

5. Goodwill and intangible assets
There were no changes to the carrying value of goodwill during the nine months ended June 30, 2023. Total amortization expense related to intangible assets was $1.3 million for the three months ended June 30, 2023 and $1.4 million for the three months ended June 30, 2022. Total amortization expense related to intangible assets was $3.9 million and $3.6 million for the nine months ended June 30, 2023 and 2022, respectively.
The goodwill balance is presented below:

(in thousands)	June 30, 2023	September 30, 2022
Balance at beginning of period/year	$85,811	$22,434
Business acquisition – additions	—	61,768
Remeasurement adjustments to the deferred tax assets	—	1,609
Balance at end of period/year	$85,811	$85,811

The intangible assets balances are presented below:

	June 30, 2023
(in thousands, except for years)	Weighted average Amortization period in years	Gross carrying amount	Accumulated amortization	Net book value
Developed Technology	15	$50,020	$(6,821)	$43,199
Customer Relationships	11	15,210	(3,059)	12,151
Tradenames & Trademarks	3	900	(475)	425
Total finite-lived intangible assets		$66,130	$(10,355)	$55,775

	September 30, 2022
(in thousands, except for years)	Weighted average Amortization period in years	Gross carrying amount	Accumulated amortization	Net book value
Developed Technology	15	$50,020	$(4,375)	$45,645
Customer Relationships	11	15,210	(1,767)	13,443
Tradenames & Trademarks	3	900	(250)	650
Total finite-lived intangible assets		$66,130	$(6,392)	$59,738

6. Commitments and contingencies
Legal Proceedings

The Company may be subject to litigation, claims and disputes in the ordinary course of business. There is an inherent risk in any litigation or dispute and no assurance can be given as to the outcome of any claims.
Securities Class Action
On December 12, 2022, a putative securities class action lawsuit captioned Peters v. Twist Bioscience Corporation, et al., Case No. 22-cv-08168 (N.D. Cal.) (“Securities Class Action”) was filed in federal court in the Northern District of California (“Court”). The Securities Class Action names the Company and certain of its officers as defendants and asserts claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. The Securities Class Action’s claims are based in large part on allegations made in a report issued on November 15, 2022 by Scorpion Capital (“Scorpion Report”) concerning, among other things, the Company’s DNA chip technology and accounting practices. The initial complaint filed in the Securities Class Action alleges that various statements that the defendants made between December 13, 2019 and November 14, 2022 were materially false and misleading in light of the allegations in the Scorpion Report, and seeks unspecified damages on behalf of all persons and entities who purchased or acquired Company securities during an alleged class period that began on December 13, 2019 and ended on November 14, 2022, as well as certain other costs.

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
Supplemental balance sheet information related to the Company’s operating leases as of June 30, 2023 is as follows:

(in thousands)	June 30, 2023
Assets:
Operating lease right-of-use asset	$72,028
Current liabilities:
Current portion of operating lease liabilities	$13,132
Noncurrent liabilities:
Operating lease liabilities, net of current portion	$79,900

Future minimum lease payments under all non-cancelable operating leases that have commenced as of June 30, 2023 are as follows:

(in thousands)	Operating leases
Years ending September 30:
Remainder of 2023	$3,535
2024	14,447
2025	14,465
2026	13,421
2027	8,098
Thereafter	95,407
Total minimum lease payments	$149,373
Less: imputed interest	(56,341)
Total operating lease liabilities	$93,032
Less: current portion	(13,132)
Operating lease liabilities, net of current portion	$79,900

The statement of cash flows for the nine months ended June 30, 2023, include changes in right-of-use assets and operating lease liabilities of $2.9 million and $1.9 million, respectively. For the nine months ended June 30, 2022, changes in right-of-use assets and operating lease liabilities were $14.6 million and $17.2 million, respectively.

During the three and nine months ended June 30, 2023, operating lease expense was $3.9 million and $12.2 million, respectively. Cash payments for amounts included in the measurement of operating lease liabilities were $3.6 million and $11.1 million for the three and nine months ended June 30, 2023, respectively. During the three and nine months ended June 30, 2022, operating lease expense was $4.1 million and $11.5 million, respectively. Cash payments for amounts included in the measurement of operating lease liabilities were $3.7 million and $9.1 million for the three and nine months ended June 30, 2022, respectively. As of June 30, 2023, the weighted-average remaining lease term was 15.6 years and the weighted-average discount rate was 6.5%.

7. Related party transactions
During the three months ended June 30, 2023 and 2022, the Company purchased raw materials from a related party investor in the amount of $1.4 million and $3.1 million, respectively. During the nine months ended June 30, 2023 and 2022, the Company purchased raw materials from a related party in the amount of $5.0 million and $6.5 million, respectively. During the three and nine months ended June 30, 2023, the Company recognized revenues from related parties in the amount of $0.9 million and $3.6 million, respectively. The revenues from related parties were immaterial for the three and nine months ended June 30, 2022.

Payable balances and receivable balances with the related party were immaterial as of June 30, 2023 and September 30, 2022. During the year ended September 30, 2022, the Company entered into a service agreement with a related party for the total consideration of $0.1 million.

8. Income taxes
In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that quarter. For the three and nine months ended June 30, 2023, the Company recorded provisions for income taxes of $0.6 million and $1.4 million, respectively. For the three and nine months ended June 30, 2022, the Company recorded $0.1 million and $10.7 million respectively, of income tax benefit due to the deferred tax liability assumed as part of a business acquisition.
9. Common stock
As of June 30, 2023, the Company had reserved sufficient shares of common stock, with a par value of $0.00001 per share, for issuance upon exercise of outstanding stock options. Each share of common stock is entitled to one vote. The holders of shares of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors.

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
2018 Equity Incentive Plan

On September 26, 2018, the board of directors adopted the 2018 Equity Incentive Plan (the “2018 Plan”) as a successor to the 2013 Stock Plan (the “2013 Plan”). Any shares subject to outstanding awards under the 2013 Plan that are canceled or repurchased subsequent to the 2018 Plan’s effective date are returned to the pool of shares reserved for issuance under the 2018 Plan. Awards granted under the 2018 Plan may be non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and performance units.

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

Activity with respect to the Company’s restricted stock units during the nine months ended June 30, 2023 was as follows:

(in thousands, except per share data)	Shares	Weighted average grant date fair value per share
Nonvested shares at September 30, 2022	1,566	$67.66
Granted	923	26.29
Vested/Issued	(486)	56.44
Forfeited	(332)	74.93
Nonvested shares at June 30, 2023	1,671	$46.41

As of June 30, 2023, there was $71.2 million of total unrecognized compensation cost related to these awards that is expected to be recognized over a weighted average period of 2.5 years. The total grant date fair value of RSUs awarded during the nine months ended June 30, 2023 was $24.3 million.
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

Activity under the PSUs during the nine months ended June 30, 2023 is summarized below:

(in thousands, except per share data)	Shares	Weighted average grant date fair value per share
Nonvested shares at September 30, 2022	529	$79.60
Granted	480	28.14
Vested/Issued	(18)	51.08
Forfeited	(291)	76.53
Nonvested at June 30, 2023	700	$46.32

As of June 30, 2023, the maximum unrecognized compensation costs related to these awards was $21.5 million, based on 150% achievement of the performance target. The Company expects to recognize those costs over a weighted average period of 1.4 years. The total grant date fair value of PSUs awarded during the nine months ended June 30, 2023 was $13.5 million.

Options
Stock options are generally granted to employees and were granted to non-employee directors until fiscal year 2020. Stock options entitle the holder to purchase, at the end of the vesting term, a specified number of shares of Company common stock at an exercise price per share equal to the closing market price of the common stock on the date of grant. Stock options have a contractual life from the date of the grant and a vesting schedule as established by the board of directors. The maximum term of stock options granted under the 2018 Plan is 10 years and the awards generally vest over a four-year period. Forfeitures of options are recognized as they occur. The fair value of each service based stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company historically had been a private company and lacked company-specific historical and implied volatility information for its stock. Therefore, it estimated its expected stock price volatility based on the historical volatility of publicly traded peer companies through the period ended June 30, 2023 and utilized the “simplified” method for awards that qualify as “plain-vanilla” options. As determined under the simplified method, the expected term of stock options granted is calculated based on contractual and vesting terms of the option award, the risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award and the expected dividend yield is zero based on the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future.
Options activity during the nine months ended June 30, 2023 is summarized below:

(in thousands, except per share data)	Shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at September 30, 2022	2,453	$24.67	6.33	$33,447
Forfeited	(117)	36.92	—	—
Exercised	(102)	11.82	—	889
Outstanding at June 30, 2023	2,234	$24.61	5.51	$7,165
Nonvested at June 30, 2023	184	38.87	6.57	96
Exercisable	2,050	$23.33	5.41	$7,069
As of June 30, 2023, the unrecognized compensation costs related to these awards was $4.5 million. The Company expects to recognize those costs over a weighted average period of 1.0 years.

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

The provisions of the PSO are considered a performance condition, and the effects of that performance condition are not reflected in the grant date fair value of the awards. The Company used the Black-Scholes method to calculate the fair value at the grant date without regard to the vesting condition and will recognize compensation cost for the options that are expected to vest. Forfeitures of PSOs are recognized as they occur. The Company reassesses the probability of the performance condition at each reporting period and adjusts the compensation cost based on the probability assessment. As of June 30, 2023, the Company determined that 56,250 shares are expected to vest based on the probability of the performance condition that will be achieved under this equity award program.

Activity under the PSOs during the nine months ended June 30, 2023 is summarized below:

(in thousands, except per share data)	Shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at September 30, 2022	312	$61.35	8.33	$296
Exercisable at September 30, 2022	19	$31.29	9.57	$74
Nonvested at September 30, 2022	293	63.27	8.25	222
Vested	(237)	$70.84	—	$—
Nonvested at June 30, 2023	56	$31.29	8.82	$—
Exercisable at June 30, 2023	256	67.95	7.31	—
Outstanding at June 30, 2023	312	$61.35	7.58	$—

As of June 30, 2023, the unrecognized compensation costs related to these awards was $0.5 million. The Company expects to recognize those costs over a weighted average period of 1.5 years.

Total stock-based compensation expense recognized was as follows:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2023	2022	2023	2022
Cost of revenues	$1,286	$1,228	$3,898	$3,347
Research and development	3,329	5,642	10,837	14,506
Selling, general and administrative	5,983	12,989	3,796	42,410
Total stock-based compensation	$10,598	$19,859	$18,531	$60,263

During the three and nine months ended June 30, 2023, stock-based compensation decreased primarily due to departing employee share forfeitures, change in the probability of achieving the performance conditions of equity awards and because a revenue target associated with the performance based awards was not met. An immaterial amount of stock-based compensation was capitalized to inventories attributable to employees who support the manufacturing of the Company's products for the three and nine months ended June 30, 2023. The balance sheet as of June 30, 2023 includes $1.2 million of stock-based compensation primarily related to the implementation of the Company’s lab production software system and order management system, which was capitalized in property and equipment.

2018 Employee Stock Purchase Plan
On September 26, 2018, the board of directors adopted the 2018 Employee Stock Purchase Plan (the "2018 ESPP"). The number of shares reserved for issuance under the 2018 ESPP upon approval was 275,225 shares of the Company’s common stock, and it increases automatically on the first day of each fiscal year, following the fiscal year in which the 2018 ESPP becomes effective, by a number equal to the least of 249,470 shares, 1% of the shares of common stock outstanding at that time, or such number of shares determined by the Company’s board of directors. The number of shares reserved for issuance at June 30, 2023 was as follows:

(In thousands)	Shares available
Reserved at September 30, 2022	507
Additional shares authorized	249
Shares issued during the period	(132)
Reserved at June 30, 2023	624

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
Unless otherwise determined by the board of directors, the Company’s common stock will be purchased for the accounts of employees participating in the 2018 ESPP at a price per share that is the lesser of 85% of the fair market value of the Company’s common stock on the first trading day of the offering period or 85% of the fair market value of the Company’s common stock on the last trading day of the offering period. During the three and nine months ended June 30, 2023 and 2022, activity under the 2018 ESPP was immaterial.

401(k) Savings Plan

During 2018, the Company adopted a 401(k) savings plan for the benefit of its employees. In January 2022, the Company modified its plan to include an employer matching contribution. The Company is required to make matching contributions to the 401(k) plan equal to 50% of the first 6% of wages deferred by each participating employee. The Company incurred expenses for employer matching contributions of $0.7 million and $2.2 million for the three and nine months ended June 30, 2023, respectively.

Abveris Acquisition
On December 1, 2021, the Company completed the acquisition of AbX Biologics, Inc., a privately-held company providing in vivo antibody discovery services (“Abveris”), and granted certain equity awards to new employees. These equity awards included up to 231,876 restricted shares of the Company’s common stock which were issuable based on achievement of the 2022 calendar revenue target, which had an aggregate grant date fair value of $20.1 million. In addition, all employees must remain employed through the payout date, and certain employees have an additional vesting period of up to two years from the acquisition date. The vesting upon achievement of the 2022 calendar revenue target is considered a performance condition, and the effects of that performance condition are not reflected in the grant date fair value of the awards. The Company used the stock price as of December 1, 2021 for the fair value of restricted shares.
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

11. Net loss per share attributable to common stockholders
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders:

	Three months ended June 30,		Nine months ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders	$(57,395)	$(60,517)	$(158,375)	$(166,748)
Denominator:
Weighted average shares used in computing net loss per share, basic and diluted	57,041	56,287	56,753	53,005
Net loss per share attributable to common stockholders, basic and diluted	$(1.01)	$(1.08)	$(2.79)	$(3.15)

The potentially dilutive common shares that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive for the periods is presented below. The potential dilutive common shares resulting from the performance share units include the maximum number of shares whose issuance is contingent upon the satisfaction of certain performance conditions.

	Three and nine months ended
	June 30,
(in thousands)	2023	2022
Shares subject to options to purchase common stock	2,546	2,841
Unvested restricted stock units and performance stock units	2,371	1,831
Shares subject to employee stock purchase plan	78	66
Total	4,995	4,738

12. Geographic, product and industry information
The table below sets forth revenues by geographic region, based on ship-to destinations. Americas consists of the United States of America, Canada, Mexico and South America; EMEA consists of Europe, the Middle East, and Africa; and APAC consists of Japan, China, South Korea, India, Singapore, Malaysia, and Australia.

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2023	2022	2023	2022
Americas	$39,016	$35,797	$107,586	$87,636
EMEA	19,069	15,482	54,179	45,207
APAC	5,655	4,834	16,398	13,416
Total	$63,740	$56,113	$178,163	$146,259

The table below sets forth revenues by products.

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2023	2022	2023	2022
Synthetic genes	$19,302	$17,400	$53,488	$45,088
Oligo pools	3,735	3,259	10,749	8,755
DNA libraries	2,880	1,422	7,542	4,650
Antibody discovery	4,580	6,242	19,785	17,643
NGS tools	33,243	27,790	86,599	70,123
Total	$63,740	$56,113	$178,163	$146,259

The table below sets forth revenues by industry.

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2023	2022	2023	2022
Industrial chemicals/materials	$16,801	$16,733	$44,785	$43,533
Academic research	12,421	9,501	33,556	26,873
Healthcare	33,988	29,437	97,764	74,408
Food/agricultural	530	442	2,058	1,445
Total	$63,740	$56,113	$178,163	$146,259

13. Business acquisition
On December 1, 2021, the Company acquired all of the outstanding stock of Abveris. The acquisition date fair value of the consideration transferred for Abveris was $102.6 million, consisting of cash totaling $9.5 million, 759,601 shares of the Company’s common stock valued at $66.1 million based on the Company’s closing stock price on December 1, 2021, employee stock awards issued to certain Abveris employees valued at $6.4 million, contingent consideration of $8.5 million, holdbacks of $12.8 million, and an estimated net working capital adjustment of $0.7 million.
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
The Company maintained an indemnity and adjustment holdback for the purposes of providing security against any adjustment to the amounts at closing. The indemnity holdback period extended for 18 months from the anniversary of the closing date. The indemnity holdback was settled by transferring 104,727 shares of the Company’s stock and an immaterial amount of cash. The fair value of the indemnity holdback was $12.5 million as of the acquisition date. The adjustment holdback represented up to 3,416 shares of the Company’s stock, options to purchase up to 408 shares of the Company’s common stock and an immaterial amount of cash. The holdback adjustment liability was $0.3 million as of the acquisition date. During the nine months ended June 30, 2023, the adjustment holdback liability was settled by transferring 538 shares.
As of the acquisition date, post-combination compensation expense excluded from the purchase price included employee stock awards issued to certain Abveris employees valued at $41.0 million. This included awards valued at $17.7 million which vest over a two-year service period following the acquisition date and awards valued at $3.2 million with no future vesting requirements, which were deemed accelerated by the Company at the acquisition date and expensed within the three months ended December 31, 2021. Finally, post-combination expense included awards initially valued at approximately $20.1 million which would vest based on achievement of the calendar year 2022 revenue target and continuing employment through the payout date, and for certain employees, additional continuing employment through the two year anniversary of the acquisition date. At the conclusion of the measurement period ended December 31, 2022, management determined that the revenue target associated with the performance based awards was not met, and therefore none of these awards vested.
The following table summarizes the final fair value amounts of the assets acquired and liabilities assumed as of the acquisition date, as well as the purchase consideration:

(in thousands)	December 1, 2021
Assets acquired
Cash and cash equivalents	$1,306
Accounts receivable	2,309
Other current assets and prepaid expenses	1,654
Property, plant and equipment	1,078
Other non-current assets	2,970
Intangible assets	46,500
Liabilities assumed
Current liabilities	3,549
Non-current liabilities	846
Deferred tax liability	10,545
Fair value of assets acquired and liabilities assumed	$40,877
Goodwill	61,768
Total purchase price	$102,645
Consideration transferred
Cash	$9,467
Company common stock	72,514
Contingent consideration	8,500
Holdback liabilities	12,838
Net working capital adjustment	(674)
Fair value of purchase consideration	$102,645

The following table summarizes the estimate of the intangible assets as of the acquisition date:

(in thousands except for years)	Estimated Weighted Average Useful Lives in Years	Estimated Fair Value
Developed technology	14	$30,900
Customer relationships	10	14,700
Trade name	3	900
Estimated fair value of acquired intangible assets		$46,500

The following table provides a reconciliation of contingent consideration and holdback balances from acquisition date to June 30, 2023:

(in thousands)	Contingent consideration	Holdbacks	Total
Balance at December 1, 2021 – acquisition date	$8,500	$12,164	$20,664
Change in fair value during the period	(6,400)	(7,071)	(13,471)
Balance at September 30, 2022	$2,100	$5,093	$7,193
Change in fair value during the period	(2,100)	(3,326)	(5,426)
Settlement during the period	—	(1,767)	(1,767)
Balance at June 30, 2023	$—	$—	$—

The estimated fair value of the contingent consideration liability decreased as the revenue target for calendar year 2022 was not achieved. The estimated fair value of the holdback liability decreased as a result of the change in the Company’s stock price as of June 30, 2023. In June 2023, the indemnity holdback period ended, and the Company became obligated to issue

104,727 shares of its common stock to satisfy the indemnity holdback. The shares of common stock, valued at $1.8 million, were issued by the Company during three months ended June 30, 2023 along with an immaterial cash payment for fractional shares.
For the nine months ended June 30, 2023, the Company recognized a gain of $5.4 million relating to the change in fair value of acquisition consideration of Abveris in its condensed consolidated statement of operations.
Issuance of contingent consideration for iGenomX acquisition
In December 2022, the indemnity holdback period ended, and the Company became obligated to issue 171,551 shares of its common stock to satisfy the indemnity holdback. The shares of common stock, valued at $4.1 million, were subsequently issued by the Company during January 2023 along with an immaterial cash payment for fractional shares.
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

14. 2023 Restructuring Plan
On May 3, 2023, the Company’s Board of Directors approved a strategic restructuring plan to reduce costs, build a leaner organization and increase operating efficiencies. The restructuring plan includes a reduction in force which affected approximately 270 employees worldwide, representing approximately 25% of the Company’s total workforce. The reduction in force is subject to local regulatory requirements. Furthermore, as part of the plan the Company removed the duplication of synthetic biology production across its South San Francisco and Wilsonville, Oregon facilities. The plan was implemented beginning in May 2023 and the Company expects it to be substantially completed by the end of fiscal year 2023.

The Company recognized cumulative pre-tax restructuring costs of approximately $12.7 million in the three and nine months ended June 30, 2023, consisting of costs associated with employee severance and related benefits, asset impairments and other associated costs. The Company expects to incur additional employee severance and benefits expenses up to $0.4 million for costs to be recognized over the remaining service period of impacted employees, and additional other associated costs primarily related to third party costs up to $0.6 million.

All charges related to the restructuring plan have been recorded to Restructuring costs in the condensed consolidated statements of operations and comprehensive loss.

Restructuring costs are presented in the table below:

(in thousands)	Three and nine months ended June 30, 2023
Severance and related benefit costs	$8,622
Asset impairments (1)	3,620
Other associated costs (2)	430
Total	$12,672
(1) Related to write-off of lab equipment and leasehold improvements for decommissioned labs.
(2) Related primarily to costs associated with transferring assets between labs and professional service assistance related to the restructuring.

The following table shows the accrual activity and payments relating to cash-based restructuring costs:

(in thousands)	Severance and related benefit costs	Other associated costs	Total
Costs	$8,622	$430	$9,052
Payments	(5,844)	(430)	(6,274)
Balance as of June 30, 2023	$2,778	$—	$2,778

At June 30, 2023, $2.8 million of severance and related benefit costs is included in Accrued compensation in the condensed consolidated balance sheets. We expect that substantially all of the remaining accrued restructuring liabilities will be paid in cash by the end of fiscal year 2023.

* * * * *

Item 2. Management’s discussion and analysis of financial condition and results of operations
You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 filed with the U.S. Securities and Exchange Commission, or the SEC, on November 28, 2022 and amended on June 5, 2023, or our Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties including the effect of the COVID-19 pandemic and our response thereto. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those discussed in the section entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. In preparing this MD&A, we presume that readers have access to and have read the MD&A in our Annual Report on Form 10-K, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K.
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
We have grown rapidly and generated revenues of $63.7 million and $56.1 million in the three months ended June 30, 2023 and 2022, respectively, while incurring net losses of $57.4 million and $60.5 million for the three months ended June 30, 2023 and 2022, respectively. Since our inception, we have incurred significant operating losses. To support our growth, we have resized our number of employees and increased investment in our manufacturing capabilities. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the success of our existing products and the development and commercialization of additional products in the synthetic biology, biologic drug and data storage industries, including the planned launch of our Fast Genes product in the fall of 2023 as well as leveraging our investment in our manufacturing facility near Portland, Oregon.
For the three months ended June 30, 2023 and 2022, we served approximately 2,200 and 1,900 customers, respectively.
For the three months ended June 30, 2023 compared with the three months ended June 30, 2022, our revenue grew 14% to $63.7 million from $56.1 million, primarily due to order growth in NGS tools, synthetic genes and DNA libraries, with the number of genes shipped increasing from 163,000 to 171,000.

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

In the three months ended June 30, 2023, our net revenues increased to $63.7 million from net revenues of $60.2 million in the three months ended March 31, 2023. Our synthetic gene revenue of $19.3 million in the three months ended June 30, 2023 increased from $18.0 million in the three months ended March 31, 2023, primarily due to an increase in our top customers and growth in the industrial chemical and academic research industries. Our revenues from NGS tools increased to $33.2 million in the three months ended June 30, 2023, from $29.0 million in the three months ended March 31, 2023, primarily due to an increase in revenue from our top customers across the healthcare, academic research and industrial chemical industries. Our research and development expenses decreased from $27.4 million in the three months ended March 31, 2023 to $24.5 million in the three months ended June 30, 2023 primarily due to decreases in payroll expenses and lab supplies costs due to the 2023 restructuring plan. Our selling, general and administrative costs decreased from $54.0 million in the three months ended March 31, 2023 to $46.1 million in the three months ended June 30, 2023 primarily due to decreases in the Factory of the Future pre-commercialization costs consisting of payroll expenses, lab supplies and facilities costs. In addition, our outside services costs also decreased quarter over quarter. In the three months ended June 30, 2023, we recognized restructuring costs of $12.7 million due to the 2023 restructuring plan.

Recent Developments

On May 3, 2023, the Board of Directors approved a strategic restructuring plan to reduce costs, build a leaner organization and increase operating efficiencies. The restructuring plan includes a reduction in force affecting approximately 270 employees worldwide, representing approximately 25% of our total workforce. The reduction in force is subject to local regulatory requirements. Furthermore, as part of the plan we will remove the duplication of synthetic biology production across our South San Francisco and Wilsonville, Oregon facilities. The plan was implemented beginning in May 2023, and we expect it to be substantially completed by the end of fiscal year 2023.

We recognized cumulative pre-tax restructuring costs of approximately $12.7 million in the three and nine months ended June 30, 2023, consisting of costs associated with employee severance and related benefits, asset impairments and other associated costs. We expect to incur additional employee severance and benefits expenses up to $0.4 million for costs to be recognized over the remaining service period of impacted employees, and additional other associated costs primarily related to third party costs up to $0.6 million. In addition, we expect that we may incur additional charges related to facility consolidations that we currently are not able to estimate.

The restructuring plan charges are recognized as the costs are incurred over time in accordance with GAAP. See Note 14, “2023 Restructuring Plan”, for additional information. All charges related to the restructuring plan have been recorded to Restructuring costs.

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

COVID-19 considerations

During the three months ended June 30, 2023, our overall financial results were not significantly affected by the COVID-19 pandemic. However, the extent to which the COVID-19 outbreaks affect our future financial results and operations will depend on future developments which are highly uncertain and cannot be predicted, including the recurrence, severity and/or duration of any future resurgences of COVID-19, and current or future domestic and international actions to contain and treat COVID-19.

We are and have been following public and private sector policies and initiatives to reduce the transmission of COVID-19. We have taken and continue to take a variety of measures to ensure the availability and functioning of our critical infrastructure, to promote the safety and security of our employees and to support the communities in which we operate. These measures include increasing our inventory, investing in personal protective equipment, and providing paid sick leave to affected employees.
Due to the evolving nature of the situation, we are not able at this time to estimate the effect of COVID-19 on our financial results and operations, but the effect could be material for the remainder of fiscal year 2023 and/or during any future period affected either directly or indirectly by COVID-19. For further discussion of the risks relating to COVID-19, see Part II, Item 1A. “Risk Factors—We are subject to risks associated with COVID-19.”

Financial overview
The following table summarizes certain selected historical financial results:

	Three months ended		Nine months ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Revenues	$63,740	$56,113	$178,163	$146,259
Loss from operations	(60,781)	(61,163)	(167,047)	(177,905)
Net loss attributable to common stockholders	(57,395)	(60,517)	(158,375)	(166,748)

Revenues
We generate revenue from sales of synthetic genes, oligo pools, NGS tools, DNA libraries and antibody discovery services. Our ability to increase our revenues will depend on our ability to further penetrate the domestic and international markets, generate sales through our direct sales force, distributors and over time from our e-commerce digital platform and launch of new products.
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

	Three months ended June 30,				Nine months ended June 30,
(in thousands, except percentages)	2023	%	2022	%	2023	%	2022	%
Americas	$39,016	61%	$35,797	64%	$107,586	61%	$87,636	60%
EMEA	19,069	30%	15,482	27%	54,179	30%	45,207	31%
APAC	5,655	9%	4,834	9%	16,398	9%	13,416	9%
Total revenues	$63,740	100%	$56,113	100%	$178,163	100%	$146,259	100%

Revenues by product
The table below sets forth revenues by product:

	Three months ended June 30,				Nine months ended June 30,
(in thousands, except percentages)	2023	%	2022	%	2023	%	2022	%
Synthetic genes	$19,302	30%	$17,400	31%	$53,488	30%	$45,088	31%
Oligo pools	3,735	6%	3,259	6%	10,749	6%	8,755	6%
DNA libraries	2,880	5%	1,422	2%	7,542	4%	4,650	3%
Antibody discovery	4,580	7%	6,242	12%	19,785	11%	17,643	12%
NGS tools	33,243	52%	27,790	49%	86,599	49%	70,123	48%
Total revenues	$63,740	100%	$56,113	100%	$178,163	100%	$146,259	100%

Revenues by industry
The table below sets forth revenues by industry:

	Three months ended June 30,				Nine months ended June 30,
(in thousands, except percentages)	2023	%	2022	%	2023	%	2022	%
Industrial chemicals/materials	$16,801	26%	$16,733	30%	$44,785	25%	$43,533	30%
Academic research	12,421	19%	9,501	17%	33,556	19%	26,873	18%
Healthcare	33,988	54%	29,437	52%	97,764	55%	74,408	51%
Food/agriculture	530	1%	442	1%	2,058	1%	1,445	1%
Total revenues	$63,740	100%	$56,113	100%	$178,163	100%	$146,259	100%

Product shipments including synthetic genes
Shipments of all products and number of genes shipped in the three months ended June 30, 2023, March 31, 2023, December 31, 2022, September 30, 2022, June 30, 2022, March 31, 2022, December 31, 2021, and September 30, 2021 were as follows:

	Three months ended
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,
(in thousands)	2023	2023	2022	2022	2022	2022	2021	2021
Number of genes shipped	171	152	134	146	163	124	125	91
Number of shipments	17	15	14(1)	20	15	14	13	12
(1) Previously reported number of shipments have been updated to conform to the current period presentation.

Comparison of the three months ended June 30, 2023 and 2022
Revenues

	Three months ended June 30,
(in thousands, except percentages)	2023	2022	Change	%
Revenues	$63,740	$56,113	$7,627	14%

In the three months ended June 30, 2023, revenues increased to $63.7 million from $56.1 million in the three months ended June 30, 2022. The revenue increase is driven primarily by growth in NGS tools revenue of $5.5 million, synthetic genes revenue of $1.9 million and DNA libraries revenue of $1.5 million. Our NGS tools revenue grew mainly due to an increase in orders from large customers in the academic research and healthcare industries. Our Synthetic tools revenue grew mainly due to growth in the number of customers quarter over quarter in the healthcare and academic research industries as well as an improved product turnaround time. In the three months ended June 30, 2023, we shipped approximately 171,000 genes compared to approximately 163,000 genes in the three months ended June 30, 2022, an increase of 5%. Changes in our synthetic gene pricing, while favorable, had a minimal impact on our results of operations period-over-period.

Cost of revenues

	Three months ended June 30,
(in thousands, except percentages)	2023	2022	Change	%
Cost of revenues	$41,845	$30,974	$10,871	35%

In the three months ended June 30, 2023, cost of revenues increased to $41.8 million from $31.0 million in the three months ended June 30, 2022. Material costs increased by $4.8 million associated with revenue growth, and during the quarter, most of our gene production was transitioned from San Francisco to our Wilsonville, Oregon facility. Our payroll costs in San Francisco, including stock-based compensation, declined by $4.4 million, reflecting the reduction in staff due to the 2023 restructuring plan, and the payroll costs in Wilsonville facility increased by $6.6 million. Depreciation and amortization expenses increased by $3.8 million to $5.5 million due to the commercialization of our Wilsonville facility.

Research and development

	Three months ended June 30,
(in thousands, except percentages)	2023	2022	Change	%
Research and development	$24,528	$36,840	$(12,312)	(33)%

In the three months ended June 30, 2023, research and development expenses decreased to $24.5 million from $36.8 million in the three months ended June 30, 2022, mainly due to the decrease in Revelar spending of $6.0 million, as Revelar was de-consolidated as of September 30, 2022. Excluding the impact of Revelar, the decreases were primarily due to reduction in payroll of $2.8 million due to the 2023 restructuring plan, stock-based compensation expense of $2.3 million, and lab supplies and equipment costs of $1.5 million. In the three months ended June 30, 2023, we had depreciation expense of $1.2 million, an increase of $0.2 million compared to the three months ended June 30, 2022.
Selling, general and administrative

	Three months ended June 30,
(in thousands, except percentages)	2023	2022	Change	%
Selling, general and administrative	$46,057	$53,693	$(7,636)	(14)%

In the three months ended June 30, 2023, selling, general and administrative expenses decreased to $46.1 million from $53.7 million in the three months ended June 30, 2022. The decrease is primarily due to a lower stock-based compensation expense of $6.8 million, due to employee stock forfeitures, an acquisition performance condition of equity awards not being met and changes in the probability of achieving certain performance conditions of equity awards. In addition, the Factory of the Future pre-commercialization costs decreased by $2.2 million to $1.1 million in the three months ended June 30, 2023 compared to $3.3 million in the three months ended June 30, 2022.

Restructuring costs

	Three months ended June 30,
(in thousands, except percentages)	2023	2022	Change	%
Restructuring costs	$12,672	$—	$12,672	100%

In the three months ended June 30, 2023, we recognized restructuring costs of $12.7 million resulting from the 2023 restructuring plan.

Change in fair value of contingent consideration and holdbacks

	Three months ended June 30,
(in thousands, except percentages)	2023	2022	Change	%
Change in fair value of contingent consideration and holdbacks	$(581)	$(4,231)	$3,650	(86)%

In the three months ended June 30, 2023 and 2022, we recognized a change in fair value of holdbacks of $0.6 million and $4.2 million, respectively, related to the acquisition of Abveris, primarily as a result of the change in fair value of our stock price.
Interest, and other income (expense), net

	Three months ended June 30,
(in thousands, except percentages)	2023	2022	Change	%
Interest income	$3,968	$722	$3,246	450%
Interest expense	(1)	—	(1)	100%
Other expense	41	(225)	266	(118)%
Total interest and other income (expense), net	$4,008	$497	$3,511	706%

In the three months ended June 30, 2023, interest income was $4.0 million compared to $0.7 million in the three months ended June 30, 2022, resulting from higher interest rates on our short-term investments.
Income tax (provision) / benefit

	Three months ended June 30,
(in thousands, except percentages)	2023	2022	Change	%
(Provision for) / benefit from income taxes	$(622)	$149	$(771)	(517)%

We recorded an income tax provision of $0.6 million in the three months ended June 30, 2023 due to a change in the estimated taxable income in our non-U.S. entities. In the three months ended June 30, 2022, we recorded an income tax benefit of $0.1 million mainly as a result of the Abveris acquisition.

Comparison of the nine months ended June 30, 2023 and 2022
Revenues

	Nine months ended June 30,
(in thousands, except percentages)	2023	2022	Change	%
Revenues	$178,163	$146,259	$31,904	22%

In the nine months ended June 30, 2023, revenues increased to $178.2 million from $146.3 million in the nine months ended June 30, 2022. The revenue increase reflects growth in NGS tools revenue of $16.5 million, synthetic genes revenue of $8.4 million, DNA libraries revenue of $2.9 million, antibody discovery revenue of $2.1 million and oligo pools revenue of $2.0 million. The growth in NGS tools revenue is primarily attributable to an increase in revenue from our top customers and the adoption of our product by customers across all target industries. Our synthetic genes revenue grew mainly from our top customers and growth in the healthcare and academic research industries as well as an improved turnaround time. In the nine months ended June 30, 2023, we shipped approximately 457,000 genes compared to approximately 412,000 genes in the nine months ended June 30, 2022, an increase of 11%. Changes in our synthetic gene pricing, while favorable, had a minimal impact on our results of operations period-over-period.

Cost of revenues

	Nine months ended June 30,
(in thousands, except percentages)	2023	2022	Change	%
Cost of revenues	$112,956	$87,744	$25,212	29%

In the nine months ended June 30, 2023, cost of revenues increased to $113.0 million from $87.7 million in the nine months ended June 30, 2022. The cost of revenues mainly increased due to higher commercialization costs as we optimized our production activities across two manufacturing sites. Material costs increased by $10.3 million associated with revenue growth, payroll costs including stock-based compensation increased by $10.2 million and depreciation and amortization expense increased by $3.6 million as the majority of our genes were commercially shipped from our Wilsonville, Oregon facility. Further, we had increased costs of $4.9 million due to intangibles amortization and depreciation associated with additional capital investment, which was offset by a decrease in payroll costs of $3.9 million, mainly related to the impact of the 2023 restructuring plan on the South San Francisco facility.

Research and development

	Nine months ended June 30,
(in thousands, except percentages)	2023	2022	Change	%
Research and development	$83,148	$90,701	$(7,553)	(8)%

In the nine months ended June 30, 2023, research and development expenses decreased to $83.1 million from $90.7 million in the nine months ended June 30, 2022, mainly due to the decrease in Revelar spending of $13.1 million, as Revelar was de-consolidated as of September 30, 2022. Further, stock-based compensation decreased by $3.7 million mainly due to an acquisition performance condition of equity awards not being met and changes in the probability of achieving certain performance conditions of equity awards. These decreases were partially offset by increases in payroll costs of $4.6 million due to higher headcount, lab supplies and equipment costs of $2.2 million and IT services costs of $2.2 million. In the nine months ended June 30, 2023 we had depreciation expense of $3.3 million, an increase of $0.9 million compared to the nine months ended June 30, 2022.
Selling, general and administrative

	Nine months ended June 30,
(in thousands, except percentages)	2023	2022	Change	%
Selling, general and administrative	$142,347	$158,790	$(16,443)	(10)%

In the nine months ended June 30, 2023, selling, general and administrative expenses decreased to $142.3 million from $158.8 million in the nine months ended June 30, 2022. The decrease is primarily due to a lower stock-based compensation expense of $38.4 million, primarily as a result of employee stock forfeitures, an acquisition performance condition of equity awards not being met and changes in the probability of achieving certain performance conditions of equity awards. In addition, the Factory of the Future pre-commercialization costs increased by $11.9 million to $19.6 million in the nine months ended June 30, 2023, compared to $8.5 million in the nine months ended June 30, 2022. This increase is primarily due to increases in lab supplies costs of $6.8 million and payroll costs of $3.9 million. Other selling, general and administrative increases, not related to changes in Factory of the Future pre-commercialization costs, included increases in payroll costs of $3.2 million, outside services costs of $3.5 million, facilities costs of $3.2 million and IT services costs of $3.0 million.
Restructuring costs

	Nine months ended June 30,
(in thousands, except percentages)	2023	2022	Change	%
Restructuring costs	$12,672	$—	$12,672	100%

In the nine months ended June 30, 2023, we recognized restructuring costs of $12.7 million resulting from the 2023 restructuring plan.

Change in fair value of contingent consideration and holdbacks

	Nine months ended June 30,
(in thousands, except percentages)	2023	2022	Change	%
Change in fair value of contingent consideration and holdbacks	$(5,913)	$(13,071)	$7,158	(55)%

In the nine months ended June 30, 2023, we recognized a change in the fair value of contingent consideration and holdbacks of $5.5 million and $0.4 million related to the acquisitions of Abveris and iGenomX, respectively, as a result of not achieving the Abveris revenue target for calendar year 2022 and a change in fair value of our stock price as of June 30, 2023.

Interest, and other income (expense), net

	Nine months ended June 30,
(in thousands, except percentages)	2023	2022	Change	%
Interest income	$10,472	$1,134	$9,338	823%
Interest expense	(4)	(54)	50	(93)%
Other expense	(422)	(626)	204	33%
Total interest and other income (expense), net	$10,046	$454	$9,592	2,113%

In the nine months ended June 30, 2023, interest income was $10.5 million compared to $1.1 million in the nine months ended June 30, 2022, resulting from higher interest rates on our short-term investments. The decrease in interest expense was related to a reduction in the amount of debt outstanding under our credit facility.
Income tax (provision) / benefit

	Nine months ended June 30,
(in thousands, except percentages)	2023	2022	Change	%
(Provision for) / benefit from income taxes	$(1,374)	$10,703	$(12,077)	(113)%

We recorded an income tax provision of $1.4 million in the nine months ended June 30, 2023. In the nine months ended June 30, 2022, we recorded income tax benefit of $10.7 million mainly as a result of the acquisition of Abveris acquisition.

Liquidity and capital resources
Sources of liquidity
To date, we have financed our operations principally through public equity raises, private placements of our convertible preferred stock, borrowings from credit facilities and revenue from our commercial operations.
Since our inception on February 4, 2013 and through June 30, 2023, we have received an aggregate of $1,333.7 million in net proceeds from the issuance of equity securities and an aggregate of $13.8 million from debt. As of June 30, 2023, we had a balance of $307.5 million of cash and cash equivalents and $49.7 million in short-term investments.

Operating capital requirements
Our primary uses of capital are, and we expect will continue to be for the near future, compensation and related expenses, manufacturing costs, lab and related supplies, legal and other regulatory expenses and general overhead costs and the capital expenditures for our facility expansion including at our Wilsonville, Oregon facility. We had $3.6 million in commitments for capital expenditures as of June 30, 2023.

Cash flows
The following table summarizes our sources and uses of cash and cash equivalents:

	Nine months ended June 30,
(in thousands)	2023	2022
Net cash (used in) operating activities	$(121,770)	$(123,118)
Net cash provided by / (used in) investing activities	52,859	(235,713)
Net cash provided by financing activities	469	269,294

Operating activities

Net cash used in operating activities was $121.8 million in the nine months ended June 30, 2023 and consisted primarily of a net loss of $158.4 million adjusted for non-cash items including depreciation and amortization expenses of $20.8 million, stock-based compensation expense of $18.5 million, non-cash lease expense of $1.0 million, change in fair value of contingent consideration of $5.9 million, and a net change in operating assets and liabilities of $1.5 million. The change in operating assets and liabilities was mainly due to increases in inventories of $2.9 million, other non-current assets of $1.1 million and accounts payable of $4.4 million offset by decreases in accounts receivable of $2.5 million, prepaid expenses of $1.9 million, accrued compensation of $0.3 million, accrued expenses of $1.3 million and other liabilities of $1.8 million.
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
Investing activities
In the nine months ended June 30, 2023, our investing activities generated net cash of $52.9 million. The net cash was generated primarily from the net impact of purchases, sale and maturity of investments of $78.2 million and purchases of laboratory property, equipment and computers of $25.4 million.
In the nine months ended June 30, 2022, our investing activities used net cash of $235.7 million. The use of net cash resulted primarily from the net impact of purchases, sale and maturity of investments of $142.2 million, new businesses acquired of $8.2 million and purchases of laboratory property, equipment and computers of $85.4 million.
Financing activities
Net cash provided by financing activities was $0.5 million in the nine months ended June 30, 2023, which consisted of $2.5 million from proceeds from issuance of shares under the 2018 ESPP and $1.2 million from the exercise of stock options, offset by $3.3 million in repurchases of common stock for income tax withholdings.
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

Critical accounting policies and significant management estimates
The preparation of our Condensed Consolidated Financial Statements in accordance with generally accepted accounting principles in the United States of America requires management to make estimates and judgments that affect the reported amounts in the financial statements and related disclosures. On an ongoing basis, we evaluate our significant accounting policies and estimates. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates are assessed each period and updated to reflect current information, such as the economic considerations related to the impact that COVID-19 could have on our significant accounting estimates. Actual results may differ significantly from these estimates. A summary of our critical accounting policies and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2022. There were no material changes to our critical accounting policies and estimates during the nine months ended June 30, 2023.

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
We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents, and marketable securities of $357.1 million and $505.0 million as of June 30, 2023 and September 30, 2022, respectively, which consisted primarily of money market funds and marketable securities, largely composed of investment grade, short to intermediate term fixed income securities.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2023, which is the end of the period covered by this Quarterly Report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures were not effective as of June 30, 2023 due to the material weakness in internal control over financial reporting described in Part II, Item 9A of the Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

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
Refer to the management report on internal control over financial reporting in Part II, Item 9A of our Annual Report on Form 10-K for a discussion of the material weakness existing as of September 30, 2022, which continued to exist as of June 30, 2023.
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

Changes in Internal Control over Financial Reporting
Except for actions taken under the Remediation Plan described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding other statements in this Quarterly Report on Form 10-Q. The following information should be read in conjunction with Part I, Item 2, “Management’s discussion and analysis of financial condition and results of operations” and the consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” of this Form 10-Q. The risks and uncertainties described below are not the only ones we face. Additional risk and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the events or circumstances described in the following risk factors actually occur, our business, operating results, financial condition, cash flows, and prospects could be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

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
We have incurred net losses each year since inception and have generated limited revenue from product sales to date. We expect to incur increasing costs as we grow our business. We cannot be certain if or when we will produce sufficient revenue from our operations to support our costs. Even if profitability is achieved, we may not be able to sustain profitability. We incurred net losses of $217.9 million, $152.1 million and $139.9 million for the years ended September 30, 2022, 2021 and 2020, respectively. As of June 30, 2023, we had an accumulated deficit of $986.8 million. We expect to incur substantial losses and negative cash flow for the foreseeable future. We may incur significant losses in the future for a number of reasons, many of which are beyond our control, including the other risks described in this report and in our Annual Report on Form 10-K, market acceptance of our products, business and economic conditions resulting from the COVID-19 outbreaks, future product development, and our market penetration and margins. In addition, inflationary pressure could adversely impact our financial results by increasing operating costs. We may not fully offset these cost increases by raising prices for our products and services, which could result in downward pressure on our margins. Further, our clients may choose to reduce their business with us if we increase our pricing.

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
On May 3, 2023, the Company’s Board of Directors approved a strategic restructuring plan which includes a reduction in force affecting approximately 270 employees worldwide. This plan was adopted as part of a restructuring intended to reduce costs, build a leaner organization and increase operating efficiencies. We may incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the restructuring plan. We may not realize, in full or in part, the anticipated benefits and savings from this reduction in force due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the announced reduction in force, our operating results and financial condition would be adversely affected. In addition, we may need to undertake additional workforce reductions or restructuring activities in the future. Furthermore, our initiatives to re-balance our cost structure, including the reduction in force, may be disruptive to our operations. For example, our workforce reduction could yield unanticipated consequences, such as attrition beyond planned staff reductions, increased difficulties in our day-to-day operations and reduced employee morale. If employees who were not affected by the reductions in force seek alternative employment, this could result in us seeking contractor support at unplanned additional expense or harm our productivity. Our workforce reduction could also harm our ability to attract and retain qualified management, scientific, and manufacturing personnel who are critical to our business.

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
Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in the “Risk factors” section in this report could result in the actual operating results being different from our guidance, and the differences may be adverse and material.
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
We have established a comprehensive biosecurity program under which we follow biosafety and biosecurity best practices and avoid DNA synthesis activities that implicate FSAP rules; however, we could inadvertently err in our observance of compliance program requirements in a manner that leaves us in noncompliance with FSAP or other biosecurity rules. In addition, authorities could promulgate new biosecurity requirements that restrictions our operations. One or more resulting legal penalties, restraints on our business or reputational damage could have material adverse effects on our business and financial condition.
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
We have built out a second manufacturing facility in Wilsonville, Oregon, and are consolidating synthetic biology production in Wilsonville, although a portion of our manufacturing still takes place at our headquarters in South San Francisco, California. If regulatory, manufacturing, or other problems require us to discontinue production at our Wilsonville facility, we will not be able to manufacture our synthetic genes, oligo pools or selected NGS products or create our DNA libraries, which would adversely impact our business. If this facility or the equipment in it is significantly damaged or destroyed by fire, flood, power loss, or similar events, or is shut down for health and safety or other reasons, we may not be able to quickly or inexpensively replace our manufacturing capacity or replace the facility at all. In the event of a temporary or protracted loss of this facility or equipment, we might not be able to transfer manufacturing to another third party. Even if we could transfer manufacturing from one facility to another, the shift would likely be expensive and time-consuming, particularly if we were to maintain the current manufacturing standards procedures at such alternative facility.

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
As discussed in further detail below, our global operations expose us to risks associated with COVID-19. While our financial results for the nine months ended June 30, 2023 have not been significantly affected by continuing COVID-19 outbreaks, impacts from COVID-19 may, in the future, adversely affect our operations, supply chains, distribution systems and customer demand, including as a result of impacts associated with preventive and precautionary measures that we, other businesses and governments have taken and may take. Some of the risks we have experienced and/or may experience in the future as a result of impacts from COVID-19 include:
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
•In addition to travel restrictions, while countries in general have re-opened their borders to U.S. travelers, and, in the future countries may again impose or expand travel restrictions and impose or resume prolonged quarantines if there is a resurgence of COVID-19 cases, which would significantly impact our ability to support our business operations and customers in those locations and the ability of our employees to access their places of work to produce products, or significantly hamper our products from moving through the supply chain.

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
As disclosed in Part II—Item 9A, “Controls and Procedures”, of the Annual Report on Form 10-K, we identified a material weakness in our internal control over financial reporting related to controls surrounding our information technology general controls. As this material weakness continued during the three months ended June 30, 2023, management concluded that our internal control over financial reporting was not effective as of June 30, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified in Item 9A in the Annual Report on Form 10-K did not result in any misstatement of our financial statements for any period presented. We have designed and are implementing a remediation plan for the material weakness. However, our remediation efforts may be inadequate, and we may in the future discover other areas of our internal controls that require remediation.

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
Worldwide we own or exclusively in-license over 100 issued or allowed patents and more than 400 pending patent applications as of June 30, 2023 In addition to these owned and exclusively licensed patents and pending patent applications, we also license patents on a non-exclusive and/or territory restricted basis. Our intellectual property portfolio includes important patents and patent applications directed to DNA synthesis, Next Generation Sequencing, antibody libraries, and DNA data storage.

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
None.

Item 3. Defaults upon senior securities
None.

Item 4. Mine safety disclosures
Not applicable.

Item 5. Other information
During the fiscal quarter ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (both as defined in Item 408(a) of Regulation S-K).

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

101
The following materials from Twist Bioscience Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.
Filed herewith

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included in Exhibit 101).	Filed herewith

†	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Twist Bioscience Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, regardless of any general incorporation language contained in any filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 7, 2023	Twist Bioscience Corporation

	By:	/s/ James M. Thorburn
James M. Thorburn
Chief Financial Officer
(Authorized officer)