Form 10-K
period 2023-09-30
Twist Bioscience Corp
filed 2023-11-21
CIK 1581280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of March 31, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of common stock held by non-affiliates of the registrant was approximately $833 million based upon the closing sale price on the Nasdaq Global Select Market reported for such date.
The number of shares of the Registrant’s common stock outstanding as of November 17, 2023, was 57,673,781.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement to be filed in connection with its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

TWIST BIOSCIENCE CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2023

Forward-looking statements
This Annual Report on Form 10-K for the fiscal year ended September 30, 2023, or Form 10-K, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements relate to, among other matters, plans for product development and licensing to third parties, plans and timeframe for the commercial development of DNA data storage capabilities, expectations regarding market penetration, anticipated customer conversions to our products, plans to expand in the international markets, identification and development of potential antibody candidates for the treatment of COVID-19 and other diseases, and the anticipated timeframe for remediating the material weakness in internal control over financial reporting. Forward-looking statements are also identified by the words “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” and variations of such words and similar expressions. You should not rely upon forward-looking statements as predictions of future events. Such statements are based on management’s expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results, events or circumstances to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include:
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
* * * * *

PART I

Item 1.Business

At Twist Bioscience Corporation, we work in service of our customers who are changing the world for the better. In fields such as health care, food/agriculture, industrial chemicals/materials, academic research and data storage, by using our products, our customers are developing ways to better lives and improve the sustainability of the planet. We believe Twist Bioscience is uniquely positioned to help accelerate their efforts and the faster our customers succeed, the better for all of us.

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

We have applied our unique technology to manufacture a broad range of synthetic DNA-based products, including synthetic genes, tools for next generation sequencing, or NGS, sample preparation, and antibody libraries for drug discovery and development, all designed to enable our customers to conduct research more efficiently and effectively. Leveraging our same platform, we have expanded our footprint beyond DNA synthesis to manufacture synthetic RNA as well as antibody proteins to disrupt and innovate within larger market opportunities, in addition to discovery partnerships for biologic drugs and developing completely new applications for synthetic DNA, such as digital data storage. We sell our products to a global customer base of approximately 3,450 customers across a broad range of industries.

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
Background
We currently generate revenue through our synthetic biology and NGS tools product lines as well as biopharma services for antibody discovery, optimization and development. In addition, we are leveraging our platform to expand our portfolio to include other products and address additional market opportunities, including vertical market opportunities in digital data storage.

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
In fiscal year 2023, we served approximately 3,450 customers and reported $245.1 million in revenue, including $137.1 million in revenue from the healthcare sector, $59.3 million in revenue from the chemicals/materials sector, $45.8 million in revenue from the academic research sector and $2.8 million in revenue from the food/agriculture sector.

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

Enzymatic Synthesis

Several companies are pursuing an emerging gene synthesis process that uses enzymatic chemistry rather than phosphoramidite chemistry. While the promise of enzymatic synthesis to deliver longer genes in a shorter timeframe provides excitement for the industry, this technology has not yet been proven to be scalable or commercially viable. We have developed our own, differentiated approach for enzymatic synthesis that we believe is scalable and commercially viable that we expect to implement for our enterprise DNA data storage solution.

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

We offer two primary categories of synthetic genes: clonal genes of perfect quality delivered to the customer in a vehicle called a vector; and genes that customers can place in their own vector, non-clonal genes or fragments. Within these two categories, customers can order different lengths of DNA depending on their required final gene construct. Customers can order longer genes or shorter genes and can stitch genes together to create longer or shorter constructs if desired.

Currently, we manufacture genes of up to 5,000 base pairs in length, yielding a clonally perfect piece of DNA that our customers can immediately use for their research. We offer non-clonal genes of up to 1,800 base pairs in length, which we believe addresses the vast majority of demand for non-clonal genes. We also offer larger quantities of DNA for customers who require it for their development efforts. Our error rate for gene fragments is 1:7500 nucleotides.

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
We sell a diverse, customizable set of oligo pools, ranging from a few hundred oligos to over one million, and offer oligonucleotides of up to 300 nucleotides in length, with an error rate of 1:3000 nucleotides.
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
We offer a wide variety of NGS tools for our customers including library preparation kits, human exome kits, fixed and custom panels as well as Alliance panels. Alliance panels are customer-curated content sold through Twist. In addition, we offer specific workflow solutions including a methylation detection kit for cancer, rare and inherited disease study, as well as a fast hybridization solution (FastHyb), which allows researchers to go from sample to sequencer in a single day. In May 2023, we introduced a full RNA sequencing workflow, expanding our NGS product line to support RNA sequencing.

Synthetic viral controls, infectious disease research tools

Leveraging our DNA synthesis platform, we launched a new product line of synthetic viral controls in response to the rapid spread of COVID-19. We offer fully synthetic SARS-CoV-2 RNA reference sequences as positive controls for the development of both NGS and reverse transcription-polymerase chain reaction (RT-PCR) assays. Our SARS-CoV-2 controls are now included on the U.S. Food and Drug Administration website as reference materials. In May 2023, we introduced a full RNA sequencing workflow, expanding our NGS product line to support RNA sequencing. We expanded this product line to include synthetic monkeypox controls as well as a wide range of respiratory viral controls, including for influenzas, respiratory syncytial virus (RSV), rhinoviruses, SARS, MERS and coronaviruses. Importantly, these controls can be used to provide quality control for the development, verification and ongoing validation of diagnostic tests and allow researchers to develop tests safely and effectively, without working with live virus samples.

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
We used our proprietary antibody discovery technologies to identify antibody leads to several promising biological targets. While we have more than 20 identified, we prioritized the five most advanced antibody leads and intend to out-license these antibody leads in various stages of early discovery and development to experts in development and commercialization of biotechnology products. To date, we have generated antibody leads to multiple biological targets and these antibody leads are in various stages of early discovery and development.

As of September 30, 2023, we had signed 314 revenue-generating partnerships. Through these partnerships, we had 806 completed programs and 69 active programs with 68 of the programs including milestones and/or royalties as of September 30, 2023. Some of our partners include Bayer, Boehringer Ingelheim GmbH, Takeda Pharmaceutical Company Limited, Adicet Bio, Ono Pharmaceutical Ltd., Kyowa Kirin, Invetx, Inc., Astellas Pharma Inc. and Neogene Therapeutics, Inc. In addition, we collaborate with companies that bring complementary technologies to expand our opportunities and reach.

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

Artificial intelligence/Machine learning for antibody discovery

We work with a variety of organizations and have an internal team focused on library design, lead selection and lead optimization as well as other activities to deliver antibody leads for our partners.

Our growth strategy
Our objective is to be the leading provider of synthetic DNA and DNA-based products worldwide and to leverage our platform to build a leadership position in other life sciences markets in which we have a competitive advantage. We intend to accomplish this objective by executing on the following:
•maintain and expand our position as the provider of choice for high-quality, affordable synthetic DNA, RNA and proteins to customers across multiple industries;
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
Sales and marketing
We have built a versatile and scalable commercial platform that enables us to reach a diverse customer base that we estimate consists of over 100,000 synthetic DNA users, potential customers of our NGS tools products and partners who may use our services for antibody discovery. In order to address this diverse customer base, we employ a multi-channel strategy comprised of a direct sales force targeting synthetic DNA customers, a direct sales force focusing on the NGS market and an e-commerce platform that serves both commercial channels. Our sales force is focused on customer acquisition, support, and management across industries, and is highly trained on both the technical aspects of our platform and how synthetic DNA can be used in a wide range of industries. Our easy-to-use e-commerce platform allows customers to design, validate, and place on-demand orders of customized DNA online, and enables them to receive real-time customized quotes for their products and track their order status through the manufacturing and delivery process. This is a critical part of our strategy to address our large market and diverse customer base, as well as drive commercial productivity, enhance the customer experience, and promote loyalty. We target customers of our NGS products through a direct sales team focused on the NGS tools market, which is separate from our synthetic DNA sales force. Our direct NGS sales representatives are focused on supporting our early adopters and providing a high level of service in order to familiarize customers with our product offerings.

We sell our products through a worldwide commercial organization that includes direct sales personnel, commercial consultants in Europe and Asia, an e-commerce platform and distributors. As of September 30, 2023, we employed 215 employees and dedicated commercial consultants in sales, marketing and customer support.

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
•evaluate and implement AI applications to potentially optimize services for our customers;
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
As of September 30, 2023, we employed 203 people in our research and development team.
Patents and other intellectual property rights
Worldwide, we own or exclusively in-license over 50 issued or allowed patents and more than 400 pending patent applications as of September 30, 2023. In addition to these owned and exclusively licensed patents and pending patent applications, we also license patents on a non-exclusive and/or territory restricted basis. Our intellectual property portfolio includes important patents and patent applications directed to DNA synthesis, next generation sequencing, antibody libraries, and DNA data storage. Our policy is to file patent applications to protect technology, inventions and add improvements that are important to our business. Individual patent terms extend for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance, and the legal term of patents in the countries in which they are obtained.

Manufacturing and facilities
The production of our products is a highly complex and precise process. We currently manufacture all of our products and multiple sub-assemblies at our manufacturing facilities in South San Francisco, California and Wilsonville, Oregon. We consider our long-lived assets to be ready for their intended use when they are first capable of producing a unit of product that is saleable at which point depreciation of the asset commences. We also outsource some of our sub-assemblies to third party manufacturers. All of our products originate from synthetic DNA obtained from nanostructured clusters fabricated on our proprietary silicon technology platform. Due to its on-demand nature, the gene synthesis business requires manufacturing operations to be in operation 24 hours a day, seven days a week, 365 days per year. For synthetic genes, we have built a highly scalable gene production process with what we believe is industry-leading capacity to address the growing demand of scalable, high-quality, affordable synthetic genes. As of September 30, 2023, we employed 370 people in our manufacturing and operations team.

In addition to synthetic genes, we manufacture oligo pools. The pooling process has been fully automated through a mixture of custom proprietary and over-the-counter liquid handling equipment. We have the capacity to make many millions of high-quality oligos per day that can be used to make genes and gene fragments of various lengths, oligo pools of various sizes, DNA libraries and NGS tools products. We intend to increase our shipments to leverage our production capacity through our e-commerce platform, which we believe will expand both our market opportunity and our customer base.
The manufacturing process for our NGS tools is highly flexible given the efficiency of our production capability. We have automated the entire workflow using proprietary and over-the-counter laboratory equipment. We have built dedicated production capabilities for our NGS products.

ISO certification
Medical device manufacturers implement a Quality Management System (QMS) for medical devices to ensure that their products consistently meet regulatory requirements and customer expectations. Implementing a QMS for medical devices is crucial for ensuring patient safety, regulatory compliance, and the overall effectiveness and reliability of medical devices in the market. The international standard ISO 13485 is widely recognized and provides a framework for developing and maintaining a QMS specific to the medical device industry. We certified our QMS to the ISO 9001:2015 (Quality Management Systems—Requirements) standard and ISO 13485:2016 standard (Medical devices—Quality management systems—Requirements for regulatory purposes). ISO is a global network of national standards with over 18,000 standards for nearly every aspect of technology and business. ISO has standard bodies in 163 countries. ISO Surveillance Audits are carried out twice within a three-year period by the registrar (certification body) to ensure we maintain our system in compliance with ISO standards. Recertification is required every three years and we have been successfully recertified since obtaining our original ISO certification. Additionally, we were registered with the U.S. Food and Drug Administration (“FDA") as a manufacturer of “Reagents, 2019-novel coronavirus nucleic acid” under the FDA's Emergency Use Authorization.

In 2020, our QMS for manufacturing our NGS Target Enrichment Panels in our South San Francisco, and subsequently in 2023 our Wilsonville manufacturing facilities was certified to ISO 13485:2016.

Supply chain
We have historically purchased many of the components and raw materials used in our products from numerous suppliers worldwide. For reasons of quality assurance, sole source availability or cost effectiveness, certain components and raw materials used in the manufacture of our products are available only from one supplier. We have worked closely with our suppliers to develop contingency plans to assure continuity of supply while maintaining high quality and reliability, and in some cases, we have established long-term supply contracts with our suppliers. We qualify additional suppliers for key materials in an effort to ensure continuity of supply for our operations.

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
Our employees are a key factor in our ability to serve our customers. The ability to hire and retain highly skilled professionals remains key to our success in the marketplace. To attract, develop and motivate our employees, we offer a challenging work environment, ongoing skills development initiatives, attractive career advancement, opportunities and a culture that rewards entrepreneurial initiative and exceptional execution.
Guiding Principles and Business Ethics
Our guiding principles of grit, impact, service and trust serve as the foundation of our culture. Our guiding principles set the tone for how we work together, provide a framework for giving feedback and increase the power of our brand. Service is at the core of our business and our interactions with one another. We relentlessly focus on exceeding internal and external customer needs.

Diversity, equity, inclusion and belonging
Diversity is in our DNA all the way from the top of the organization down to the individual employee. Our board adopted a Board Diversity Statement in January 2022 to provide informed decisions on diversity, equity and inclusion. Our employees come from numerous countries and bring diversity to our workplace across many critical categories. We believe our company is stronger because of the variety of experiences and backgrounds our employees bring to their work every day. Among our employees, 61% identify as people of color.

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
We actively engage with future scientists through organizations including the International Genetically Engineered Machine (iGEM), a non-profit organization dedicated to furthering the field of synthetic biology. In addition, we have provided internships through the Gloucester Biotechnology Academy, a hands-on training program that prepares students for careers as entry-level technicians in cutting-edge laboratories; and Eastside Preparatory Academy, a high school dedicated to serving students historically underrepresented in higher education. We have engaged with several organizations in the Portland area including Portland Community College, Partnerships in Diversity, Oregon State University, Oregon Biosciences Association and others.

With an active program in place for our employees, we are striving to further support our female and underrepresented employees in advancing their careers while continuing to focus on hiring diverse talent, particularly at more senior positions.
Compensation and benefits, health and wellness
We strive to provide pay, comprehensive benefits and services that help meet the varying needs of our employees. Our generous total rewards package includes above-market pay; fully covered healthcare benefits for employees, with family member healthcare benefits covered at 90%; a health savings account that is fully funded for individuals and their families; approximately four weeks of paid vacation; a minimum of sixteen weeks of parental leave for all employees globally; flexible work schedules; and onsite services. In addition, we offer every full-time employee, both exempt and non-exempt, the benefit of equity ownership in the company through restricted stock units (RSU) grants and our employee stock purchase plan.

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
Employee health and safety
We remain steadfast in our commitment to promote the health and safety of our employees and have implemented a robust Injury and Illness Prevention Program (IIPP). We require annual workplace safety training to reinforce workplace safety procedures that may be useful in the event of emergency situations and to assist our employees in helping to prevent workplace accidents. Our Employee Safety Committee, which is comprised of numerous cross-departmental members, meets on a regular basis (at least quarterly) to review workplace safety and adherence to safety policies. As part of our efforts, all employees and managers complete workplace harassment and sexual harassment training that includes details on how to report any violation of these policies.

Conduct and ethics

Our Board of Directors adopted and regularly reviews the Code of Business Conduct and Ethics Policy (the “Code of Ethics”), which applies to all of our employees, directors and officers. We believe it is imperative that the board of directors and senior management strongly support a no-tolerance stance for workplace harassment, biases and unethical behavior. All employees are required to abide by, review and confirm compliance to the company’s Code of Ethics, our Anti-Money Laundering Policy, our Anti-Corruption Policy, our Modern Slavery Act Statement and our Supplier Code of Conduct. We have established a reporting hotline and email address that enables employees to anonymously report any suspected violations of the Code of Ethics.

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
Communications and engagement
We employ a variety of tools to facilitate open and direct communication including open forums with executives, employee surveys and engagement through focus groups, forums and committees. We endeavor to further refine our employee programs through our employee engagement survey as well as follow up quarterly pulse surveys. Based on the most recent survey conducted in March 2023 where 87% of our employees responded:

•92% of employees understand Twist’s mission
•90% understand how they contribute to the mission of the company
•93% understand how their goals contribute to Twist

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

Employee population
As of September 30, 2023, we had 919 employees, which includes our team of 17 dedicated commercial consultants. Of these employees, 203 were primarily engaged in research and development activities; 215 were primarily engaged in marketing, sales and customer support; 131 were primarily engaged in general and administrative activities; and 370 were primarily engaged in operations and manufacturing, dedicated to manufacturing our synthetic genes, oligo pools, NGS tools and DNA libraries. None of our employees is represented by a labor union, and we consider our employee relations to be good.
Board of Directors

Board Member	Gender
Nelson C. Chan	Male
Robert Chess	Male
Keith Crandell	Male
Jan Johannessen	Male
Xiaoying Mai	Female
Robert Ragusa	Male
Melissa A. Starovasnik	Female
Emily Leproust	Female
William Banyai	Male
Female	33%
Male	67%
Total	9

Executives

Executive Team Member	Gender
Emily Leproust	Female
Jim Thorburn	Male
Bill Banyai	Male
Angela Bitting	Female
Siyuan Chen	Male
Dennis Cho	Male
Patrick Finn	Male
Paula Green	Female
Tracey Mullen	Female
Nimisha Srivastava	Female
Aaron Sato	Male
Chet Gandhi	Male
Female	42%
Male	58%
Total	12

All Twisters (inclusive of executives)

Gender	Percent of all Twisters
Female	42%
Non-Binary	0.4%
Male	57%
Total	919

Region	Percent of all Twisters
Americas	88%
EMEA	7%
APAC	5%
Total	919

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
At Twist, we developed an ultra-high-throughput DNA synthesis platform to address the limitations of throughput, scalability, and cost inherent in legacy DNA synthesis methods like that described above. With a footprint that is similar to the size of a 96-well plate that produces 96 oligos or 1 or 2 genes, we are able to produce approximately 1,000,000 oligos or 9,600 genes in parallel. Furthermore, we have calculated the carbon footprint of the Twist DNA synthesis method and compared it to the carbon footprint of the 96-well plate DNA synthesis process. The difference is significant. Twist Bioscience’s emissions from manufacturing one gene is a minuscule 36 grams of CO2e, while the 96-well plate process has a carbon footprint of 23 kilograms of CO2e per gene.

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

Government regulation
Currently, our synthetic DNA products are intended for “Research Use Only” (RUO). We sell and promote these products for non-diagnostic and non-clinical purposes to academic institutions, life sciences and research laboratories, and biopharmaceutical and biotechnology companies who then integrate our products into their workflows for further commercialization. Our products are intended to be used as research tools that enable our customers to develop a wide spectrum of commercial products. However, in the future we may be subject to a variety of specialized regulatory requirements, including potential regulation by the U.S. Food and Drug Administration, or the FDA. For example, in December 2010, the Presidential Commission for the Study of Bioethical Issues recommended that the federal government oversee, but not regulate, synthetic biology research. The Presidential Commission also recommended that the federal government lead an ongoing review of developments in the synthetic biology field and that the federal government conduct a reasonable risk assessment before the field release of synthetic organisms.

Aside from certain labeling requirements, we believe that some of our products, as currently marketed, are largely unregulated by governmental bodies, including the FDA. As we expand our product development to include products for clinical applications, we may be subject to a variety of specialized regulatory requirements, including regulation by the FDA, any of which could have a material effect on the business. In the future, we expect to support compliance with current Good Manufacturing Practices (cGMP) and to support the required regulatory requirements as future regulations are updated by the FDA.

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
We have also begun investigating how to support the In-Vitro Diagnostic Regulations (IVDR) of the European Union so that our regulated products could be available across Europe.

FDA

Pursuant to its authority under the Federal Food, Drug, and Cosmetic Act, or the FDC Act, the FDA has jurisdiction over medical devices. The FDA regulates, among other things, the research, testing, manufacturing, safety, labeling, storage, recordkeeping, premarket clearance or approval, marketing and promotion and sales and distribution of medical devices in the United States to ensure that medical products distributed domestically are not adulterated and are safe and effective for their intended uses. In addition, the FDA regulates the import and export of medical devices.
Medical device regulation in general
The FDC Act classifies medical devices into one of three categories based on the risks associated with the device and the level of control necessary to provide reasonable assurance of safety and effectiveness. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to previously 510(k) cleared devices are generally categorized as Class III. These devices typically require submission and approval of a Premarket Approval Application, or PMA. However, FDA can reclassify or use “de novo classification” for a device that meets the FDC Act standards for a class II or III device, which still requires PMA approval. Devices deemed to pose lower risk are categorized as either Class I or II. Class II classification usually requires the manufacturer to submit to the FDA a premarket notification submission requesting clearance of the device for commercial distribution in the United States pursuant to Section 510(k) of the FDC Act, referred to as 510(k) clearance. Most Class I devices are exempt from this requirement, as are some lower risk Class II devices with no established special controls. For devices requiring special controls, and when a 510(k) is required, the manufacturer must submit to the FDA a premarket notification submission demonstrating that the device is “substantially equivalent” to: (i) a device that was legally marketed prior to May 28, 1976, for which PMA approval is not required, (ii) a legally marketed device that has been reclassified from Class III to Class II or Class I, or (iii) another legally marketed, similar device that has been cleared through the 510(k) process.
Both Class II and III devices may require clinical studies. All clinical studies of investigational medical devices to determine safety and effectiveness must be conducted in accordance with FDA’s investigational device exemption (IDE) regulations, including the requirement for the study sponsor to submit an IDE application to FDA, unless exempt, which must become effective prior to commencing human clinical studies. PMA reviews generally last between three months and two years, although they can take longer. The PMA process can be expensive and lengthy and may not result in clearance (for Class I and II devices) or approval (for Class III devices). If we are required to submit our products for pre-market review by the FDA, we may be required to delay marketing and commercialization while we obtain premarket clearance or approval from the FDA. There would be no assurance that we could ever obtain such clearance or approval.
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
IVDs are a category of medical devices that include reagents, instruments, and systems intended for use in diagnosis of disease or other conditions, including a determination of the state of health, in order to cure, mitigate, treat, or prevent disease or its sequelae. IVDs are intended for use in the collection, preparation, and examination of specimens taken from the human body. A RUO IVD product is an IVD product that is in the laboratory research phase of development. As such, an RUO IVD is not intended for use in clinical investigations or in clinical practice. Such RUO products do not require premarket clearance or approval from the FDA, provided that they be labeled “For Research Use Only. Not For Use In Diagnostic Procedures” pursuant to FDA regulations or else they are considered to be adulterated (mislabeled).
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
EU Regulation
In the European Union (EU), the new In Vitro Diagnostic Device Regulation (EU) 2017/746, or IVDR, imposes stricter requirements for the marketing and sale of applicable medical devices, including in the area of clinical evaluation requirements, quality systems and post-market surveillance. Some of the IVDR requirements such as general safety and performance requirements became effective in May 2022 while the complete enforcement of the entirety of IVDR will not happen until May 2028. We likely will be impacted by this new regulation, either directly as a manufacturer of IVDs, or indirectly as a supplier to customers who are placing IVDs in the EU market for clinical or diagnostic use. Complying with the IVDR requirements may require us to incur significant expenditures. Failure to meet these requirements could adversely impact our economic operator's business in the EU and other regions that tie their product registrations to the EU requirements.

FSAP

The Federal Centers for Disease Control and Prevention (CDC) and the Animal and Plant Health Inspection Service (APHIS) administer requirements of the Federal Select Agent Program, or FSAP. FSAP requirements govern possession, use, and transfer of select agents and toxins consisting of biological materials that have the potential to pose a severe threat to public, animal or plant health or to animal or plant products. The FSAP currently lists approximately 68 select agents and toxins. The registered entities primarily consist of academic, federal and non-federal government, commercial, and private facilities that conduct research studies or diagnostic activities. We are not a registered entity under FSAP and it is our policy generally not to produce or otherwise work with any biological material that is subject to FSAP license requirements. To the extent that we may possess, use, or transfer any material considered a select agent or toxin under FSAP prospectively, we would seek to register with FSAP and obtain all necessary permits for possession, transfer, importation, or any other regulated activity.

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
•Our initiatives to re-balance our cost structure and the associated workforce reductions, publicly announced on May 5, 2023, may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business;
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

•We depend on one single-source supplier for a critical component for our DNA synthesis process. Although we have a reserve of supplies and alternative suppliers exist, the loss of this supplier or its failure to supply us with the necessary component on a timely basis could cause delays in the future capacity of our DNA synthesis process and adversely affect our business;

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
We have incurred net losses each year since inception and have generated limited revenue from product sales to date. We expect to incur increasing costs as we grow our business. We cannot be certain if or when we will produce sufficient revenue from our operations to support our costs. Even if profitability is achieved, we may not be able to sustain profitability. We incurred net losses of $204.6 million, $217.9 million and $152.1 million for the years ended September 30, 2023, 2022 and 2021, respectively. As of September 30, 2023, we had an accumulated deficit of $1,033.0 million. We expect to incur substantial losses and negative cash flow for the foreseeable future. We may incur significant losses in the future for a number of reasons, many of which are beyond our control, including the other risks described in this Form 10-K, market acceptance of our products, business and economic conditions resulting from the COVID-19 outbreaks, future product development, and our market penetration and margins. In addition, inflationary pressure could adversely impact our financial results by increasing operating costs. We may not fully offset these cost increases by raising prices for our products and services, which could result in downward pressure on our margins. Further, our clients may choose to reduce their business with us if we increase our pricing.

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
Our initiatives to re-balance our cost structure and the associated workforce reduction, publicly announced on May 5, 2023, may not result in anticipated savings and could result in total costs and expenses that are greater than expected and could disrupt our business.
In May 2023, the Company’s Board of Directors approved a strategic restructuring plan, which included a reduction in force affecting approximately 270 employees worldwide. If we are unable to realize the expected operational efficiencies and cost savings from the announced reduction in force, our operating results and financial condition would be adversely affected. In addition, we may need to undertake additional workforce reductions or restructuring activities in the future. Furthermore, our initiatives to re-balance our cost structure, including the reduction in force, may be disruptive to our operations. For example, our workforce reduction could yield unanticipated consequences, such as attrition beyond planned staff reductions, increased difficulties in our day-to-day operations and reduced employee morale. If employees who were not affected by the reductions in force seek alternative employment, this could result in us seeking contractor support at unplanned additional expense or harm our productivity. Our workforce reduction could also harm our ability to attract and retain qualified management, scientific, and manufacturing personnel who are critical to our business.

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
In addition, a significant portion of our operating expense is relatively fixed in nature, and planned expenditures are based in part on expectations regarding future revenue. Accordingly, unexpected revenue shortfalls will decrease our gross margins and could cause significant changes in our operating results from quarter to quarter. If this occurs, the trading price of our common stock could fall substantially.
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
We rely on several centralized information technology systems throughout our company to provide products, keep financial records, process orders, manage inventory, process shipments to customers and operate other critical functions. In addition, we currently generate a growing portion of our revenue through sales on our e-commerce platform. We manage our website and e-commerce platform internally and as a result any compromise of our security or misappropriation of proprietary information could have a material adverse effect on our business, financial condition and results of operations. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure Internet transmission of confidential information, such as credit and other proprietary information. We announced on February 12, 2020 that our information security management system received ISO 27001:2013 certification, an information security standard published by the International Organization for Standardization (ISO), the world’s largest developer of voluntary international standards, and the International Electrotechnical Commission. Even though our information security management system received ISO 27001:2013 certification, our, and our partners’ or suppliers’, information technology systems have been and may still be susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, computer viruses, cyberattacks such as phishing, social engineering, ransomware, denial-of-service and other malware attacks, telecommunication failures, user errors, catastrophes or other unforeseen events. Additionally, some actors are using artificial intelligence (“AI”) technology to launch more automated, targeted and coordinated attacks. Our, or our partners’ or suppliers’ information technology systems also may experience interruptions, delays or cessations of service or produce errors in connection with system integration, software upgrades or system migration work that takes place from time to time. If we were to experience a prolonged system disruption in the information technology systems that involve our interactions with customers or suppliers, including negatively impacting our order fulfillment and order entry on our e-commerce platform, it could result in the loss of sales and customers and significant incremental costs, which could adversely affect our business.

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
The synthetic biology industry is characterized by rapid and significant technological changes, frequent new product introductions and enhancements and evolving industry demands and standards. Our future success will depend on our ability to continually improve the products we are developing and producing, to develop and introduce new products that address the evolving needs of our customers on a timely and cost-effective basis and to pursue new market opportunities that develop as a result of technological and scientific advances. These new market opportunities may be outside the scope of our proven expertise or in areas which have unproven market demand, and the utility and value of new products and services developed by us may not be accepted in the markets served by the new products. Our inability to gain market acceptance of existing products in new markets or market acceptance of new products could harm our future operating results. Our future success also depends on our ability to manufacture these new and improved products to meet customer demand in a timely and cost-effective manner, including our ability to resolve manufacturing issues that may arise as we commence production of any new products we develop. Unanticipated difficulties or delays in replacing existing products with new products we introduce or in manufacturing improved or new products in sufficient quantities to meet customer demand could diminish future demand for our products and harm our future operating results. Further, while the impact that AI may have on the synthetic biology industry is still uncertain, recent advances in AI capabilities may indicate that it could be a significant disruptor in the synthetic biology industry. For example, AI may reduce customer demand for certain types of gene synthesis.

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
Issues relating to the use of artificial intelligence and machine learning in our offerings could adversely affect our business and operating results.

We integrate AI and machine learning in our antibody discovery offerings. Issues relating to the use of new and evolving technologies such as AI and machine learning may cause us to experience brand or reputational harm, competitive harm, legal liability, and new or enhanced governmental or regulatory scrutiny, and we may incur additional costs to resolve such issues. As with many innovations, AI presents risks and challenges that could undermine or slow its adoption, and therefore harm our business. For example, perceived or actual technical, legal, compliance, privacy, security, ethical or other issues relating to the use of AI may cause public confidence in AI to be undermined, which could slow our customers’ adoption of our products and services that use AI. In addition, litigation or government regulation related to the use of AI may also adversely impact our and others’ abilities to develop and offer products that use AI, as well as increase the cost and complexity of doing so. Developing, testing and deploying AI systems may also increase the cost profile of our product offerings due to the nature of the computing costs involved in such systems, which could impact our project margin and adversely affect our business and operating results. Further, market demand and acceptance of AI technologies are uncertain, and we may be unsuccessful in our product development efforts.

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
Any decrease in spending or change in spending priorities of our customers and potential customers could significantly reduce the demand for our products. As we expand into new geographic markets, our revenue may be impacted by seasonal trends in the different regions, the seasonality of customer budgets in those regions and the mix of domestic versus international sales. In addition, access to capital markets is critical to many of our customers’ ability to fund their operations, including purchase our products and services. Traditionally, biotechnology and life sciences companies have funded their research and development expenditures by raising capital in the equity markets. Declines and uncertainties in these markets have severely restricted raising new capital and have affected companies’ ability to fund existing research and development efforts which may lead them to delay project starts, reduce or cancel orders and or cancel projects. In the past, we experienced some cancellations of customer orders that we believe were due to customers' funding concerns. Moreover, we have no control over the timing and volume of purchases by these customers and potential customers, and as a result, revenue from these sources may vary significantly due to factors that can be difficult to forecast. Any delay or reduction in purchases by customers and potential customers or our inability to forecast fluctuations in demand could harm our future operating results.

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
In order to expand our manufacturing capacity of new and existing products, we may need to either build additional internal manufacturing capacity, contract with one or more partners, or both. Our production facility in Wilsonville, Oregon has increased our manufacturing capacity, but if customer demand increases, we may need to expand manufacturing capacity further, which could impact our revenue growth. Our technology and the production process for our DNA synthesis equipment and tools are complex, involving specialized parts, and we may encounter unexpected difficulties in the manufacture, improvement or increasing the capacity of our DNA synthesis equipment and tools, and addressing these difficulties may cause us to divert our time and resources from our other product offerings. There is no assurance that we will be able to continue to increase manufacturing capacity internally or that we will find one or more suitable partners to help us towards this objective, in order to meet the volume and quality requirements necessary for success in our existing and potential markets. Manufacturing and product quality issues may arise as we continue to increase the scale of our production. If our DNA synthesis equipment and tools do not consistently produce DNA products that meet our customers’ performance expectations, our reputation may be harmed, and we may be unable to generate sufficient revenue to become profitable. Any delay or inability in expanding our manufacturing capacity could diminish our ability to develop or sell our products, which could result in lost revenue and materially harm our business, financial condition and results of operations.

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
We depend on one single-source supplier for a critical component for our DNA synthesis process. Although we have a reserve of supplies and alternative suppliers exist, the loss of this supplier or its failure to supply us with the necessary component on a timely basis could cause delays in the future capacity of our DNA synthesis process and adversely affect our business.
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
The FDA regulates medical devices, including in vitro diagnostics, or IVDs. IVDs are a category of medical devices that include reagents, instruments, and systems intended for use in diagnosis of disease or other conditions, including a determination of the state of health, in order to cure, mitigate, treat, or prevent disease or its sequelae. IVDs are intended for use in the collection, preparation, and examination of specimens taken from the human body. An RUO IVD product is an IVD product that is in the laboratory research phase of development. As such, an RUO IVD is not intended for use in clinical investigations or in clinical practice. Such RUO products do not require premarket clearance or approval from the FDA, provided that they are labeled “For Research Use Only. Not For Use In Diagnostic Procedures” pursuant to FDA regulations. Our IVD products are not intended for clinical or diagnostic use, and we market and label them as RUO. Our customers, however, may use our products in their own laboratory-developed tests, or LDTs. The FDA has historically taken the position that LDTs are considered to be IVDs, but has generally exercised enforcement discretion. On September 29, 2023, the FDA issued a proposed rule that would phase out the policy of enforcement discretion it has historically applied to most LDTs (the “LDT Proposed Rule”). If the FDA increases regulatory requirements pursuant to the LDT Proposed Rule or other rules, it may influence the sales of our products and how customers employ our products, and we could be subject to additional regulatory controls including enforcement action, administrative and judicial sanctions, all of which could adversely affect our business, financial condition, or results of operations.

In the future, certain of our products or related applications could be subject to additional FDA regulation. Even where a product is not subject to FDA clearance or approval requirements or deemed exempt, the FDA may impose restrictions as to the types of customers to which we can market and sell our products. Such regulation and restrictions may materially and adversely affect our business, financial condition and results of operations. Other regulatory regimes that do not currently present material challenges but that could in the future present material challenges include export controls and biosecurity.
Many countries have laws and regulations that could affect our products and which could limit our ability to sell our products in those countries. The number and scope of these requirements are increasing. We may not be able to obtain regulatory approvals in such countries or may incur significant costs in obtaining or maintaining foreign regulatory approvals. For example, the European Union requires manufacturers to adhere to the In Vitro Diagnostic Device Regulation (EU) 2017/746, or IVDR, for the marketing and sale of medical devices. Complying with the requirements of the IVDR may require us to incur significant expenditures. Failure to meet these requirements could adversely impact our business in the EU and other regions that tie their product registrations or chemical regulations to the EU requirements.

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

Although a portion of our manufacturing still takes place at our headquarters in South San Francisco, California, we depend primarily on our manufacturing facility in Wilsonville, Oregon. For example, we are consolidating synthetic biology production in Wilsonville, and our Express Genes product is manufactured solely in Wilsonville. Any manufacturing difficulties at our Wilsonville facility could result in turnaround time delays. If regulatory, manufacturing, or other problems require us to discontinue production at our Wilsonville facility, we will not be able to manufacture our synthetic genes, oligo pools or selected NGS products or create our DNA libraries, which would adversely impact our business. If this facility or the equipment in it is significantly damaged or destroyed by fire, flood, power loss, or similar events, or is shut down for health and safety or other reasons, we may not be able to quickly or inexpensively replace our manufacturing capacity or replace the facility at all. In the event of a temporary or protracted loss of this facility or equipment, we might not be able to transfer manufacturing to another third party. Even if we could transfer manufacturing from one facility to another, the shift would likely be expensive and time-consuming, particularly if we were to maintain the current manufacturing standards procedures at such alternative facility.

Natural disasters, public health crises, political crises, and other catastrophic events or other events outside of our control may damage our facilities or the facilities of third parties on which we depend and could impact our ability to sell products.
Our headquarters in South San Francisco, California is located near known earthquake fault zones and is vulnerable to damage from earthquakes. Our primary manufacturing facility in Wilsonville, Oregon is vulnerable to extreme heat and wildfires, as well as damage from earthquakes. An earthquake or other natural disaster or power shortages or outages could disrupt operations or impair critical systems at our headquarters or at any of our other facilities throughout the world. We, our suppliers, third-party service providers and customers are vulnerable to damage from natural disasters, including fire, floods or monsoons, power loss, communications failures, public health crises, such as pandemics and epidemics, political crises, such as terrorism, war, political instability or other conflict and similar events. If any disaster were to occur, our ability to operate our business at any of our facilities could be seriously, or potentially completely, impaired. In addition, the nature of our activities could cause significant delays in our research programs and commercial activities and make it difficult for us to recover from a disaster. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions. Accordingly, an earthquake or other disaster could materially and adversely harm our ability to conduct business. Furthermore, our in vivo antibody discovery services involve mice. In the past, vivarium sites have been shut down by animal activists, and any disturbance or shut down at the site where our in vivo antibody discovery work is being conducted could disrupt our business operations or harm our reputation.

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
During our fiscal years ended September 30, 2023, 2022 and 2021, 40%, 41% and 42%, respectively, of our revenue was generated from customers located outside of the United States. In connection with our growth strategy, we intend to further expand in international markets. Conducting and launching operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones and consumes significant management resources. If we fail to coordinate and manage these activities effectively, our business, financial condition or results of operations could be adversely affected. International sales entail a variety of risks, including longer payment cycles and difficulties in collecting accounts receivable outside of the United States, currency exchange fluctuations, challenges in staffing and managing foreign operations, tariffs and other trade barriers (including tariffs enacted and proposed by the U.S. government on various imports from China and by the Chinese government on certain U.S. goods), unexpected changes in legislative or regulatory requirements of foreign countries into which we sell our products, difficulties in obtaining export licenses or in overcoming other trade barriers, laws and business practices favoring local companies, political instability, including conflicts and tensions involving Russia and China and the Israel-Hamas war, economic instability, difficulties protecting or procuring intellectual property rights, and restrictions resulting in delivery delays and significant taxes or other burdens of complying with a variety of foreign laws.

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

As discussed in further detail above, our global operations expose us to risks associated with COVID-19. While our financial results for the year ended September 30, 2023 have not been significantly affected by continuing COVID-19 outbreaks, impacts from COVID-19 may, in the future, adversely affect our operations, supply chains, distribution systems and customer demand, including as a result of impacts associated with preventive and precautionary measures that we, other businesses and governments have taken and may take. Some of the risks we have experienced and/or may experience in the future as a result of impacts from COVID-19 include:
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
As a result, given the uncertainty of the evolving nature of the virus, the COVID-19 outbreaks may continue and may negatively affect our revenue growth, and it is uncertain how materially COVID-19 will affect our global operations if we experience any one or a combination of these impacts over an extended period of time. Any of these impacts would have an adverse effect on our business, financial condition and results of operations. In addition, our ability to raise capital in the future may also be negatively affected.
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
As disclosed in Part II—Item 9A, “Controls and Procedures”, of this Annual Report on Form 10-K, we identified a material weakness in our internal control over financial reporting related to controls surrounding our information technology general controls. As this material weakness continued during the fiscal year ended September 30, 2023, management concluded that our internal control over financial reporting was not effective as of September 30, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified in Item 9A in this Annual Report on Form 10-K did not result in any misstatement of our financial statements for any period presented. We have designed and are implementing a remediation plan for the material weakness. However, our remediation efforts may be inadequate, and we may in the future discover other areas of our internal controls that require remediation.

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
Worldwide, we own or exclusively in-license over 50 issued or allowed patents and more than 400 pending patent applications as of September 30, 2023. In addition to these owned and exclusively licensed patents and pending patent applications, we also license patents on a non-exclusive and/or territory restricted basis. Our intellectual property portfolio includes important patents and patent applications directed to DNA synthesis, Next Generation Sequencing, antibody libraries, and DNA data storage.

Several patent applications covering our technologies have been filed recently. We cannot offer any assurances about which, if any, patents will issue, the breadth of any such patent, or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. Any successful opposition to these patents or any other patents owned by or, if applicable in the future, licensed to us could deprive us of rights necessary for the practice of our technologies or the successful commercialization of products that we may develop. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to our technologies or products. Furthermore, an interference proceeding can be provoked by a third party or instituted by the U.S. Patent and Trademark Office ("USPTO"), or the European Patent Office ("EPO"), to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. For example, on March 3, 2021, our European Patent No. 3030682 which relates to polynucleotide synthesis was opposed by an anonymous third party. An initial decision to revoke the patent was issued on November 29, 2022, which will not become final until all appeals are exhausted. We believe the EPO's decision relating to the original claims is erroneous and we appealed the EPO’s decision on January 27, 2023 while continuing to prosecute related pending European applications.

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
The enforceability of similar federal court choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find our federal court choice of forum provision to be inapplicable or unenforceable. If a court were to find either of the choice of forum provisions contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions. Additionally, while the Delaware Supreme Court recently determined that choice of forum provisions for actions arising under the Securities Act are facially valid, a stockholder may nevertheless seek to bring such a claim arising under the Securities Act against us, our directors, officers, or other employees in a venue other than in the federal district courts of the United States. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation, and this may require significant additional costs associated with resolving such action in other jurisdictions.

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
Short sellers have in the past and may attempt in the future to drive down the market price of our common stock. Short selling is the practice of selling securities that the seller does not own but may have borrowed with the intention of buying identical securities back at a later date. The short seller hopes to profit from a decline in the value of the securities between the time the securities are borrowed and the time they are replaced. As it is in the short seller’s best interests for the price of the stock to decline, many short sellers (sometime known as “disclosed shorts”) publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects to create negative market momentum. Although traditionally these disclosed shorts were limited in their ability to access mainstream business media or to otherwise create negative market rumors, the rise of the Internet and technological advancements regarding document creation, videotaping and publication by weblog (“blogging”) have allowed many disclosed shorts to publicly attack a company’s credibility, strategy and veracity by means of so-called “research reports” that mimic the type of investment analysis performed by large Wall Street firms and independent research analysts. These short attacks have, in the past, led to selling of shares in the market. Further, these short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the U.S. and they are not subject to certification requirements imposed by the SEC. Accordingly, the opinions they express may be based on distortions, omissions or fabrications. Companies that are subject to unfavorable allegations, even if untrue, may have to expend a significant amount of resources to investigate such allegations and/or defend themselves, including shareholder suits against the company that may be prompted by such allegations. We have been and may in the future be the subject of shareholder suits that we believe were prompted by allegations made by short sellers.

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
Investors, stockholders, customers, suppliers and other third parties are increasingly focusing on ESG and corporate social responsibility endeavors and reporting. Certain institutional investors, investment funds, other influential investors, customers, suppliers and other third parties are also increasingly focused on ESG practices. Companies that do not adapt to or comply with the evolving investor or stakeholder expectations and standards, or which are perceived to have not responded appropriately, may suffer from reputational damage and result in the business, financial condition and/or stock price of a company being materially and adversely affected. Further, this increased focus on ESG issues may result in new regulations and/or third-party requirements that could adversely impact our business, or certain stockholders reducing or eliminating their holdings of our stock. Additionally, an allegation or perception that we have not taken sufficient action in these areas could negatively harm our reputation.

Item 1B.Unresolved staff comments
None.

Item 2.Properties
Our principal facilities are described below:

Principal Facilities	Approximate Square Footage	Lease Expiration	Use	Owned or Leased
Wilsonville, OR	211,995	2044	General & Administration and Manufacturing	Leased
South San Francisco, CA	91,791	2028	General & Administration, R&D and Manufacturing	Leased
Brisbane, CA	24,786	2026	Warehouse facility	Leased
Quincy, MA	38,853	2032	General & Administration, R&D and Manufacturing	Leased
Canton, MA	12,158	2025	R&D and Manufacturing	Leased
Guangzhou, China	11,583	2024	Office Space & Biopharma Services facility	Leased
Tel Aviv, Israel	9,332	2024	R&D (software development)	Leased
Carlsbad, CA	8,772	2026	Sales & Marketing	Leased
Shanghai, China	2,067	Monthly	Sales & Marketing	Leased
Singapore	1,353	2025	Sales & Marketing	Leased
The Company believes its existing facilities are in good operating condition and are suitable for the conduct of its business.

Item 3.Legal proceedings
For a description of material pending legal proceedings, see Note 6 “Commitments and Contingencies - Legal Proceedings” of the Notes to Condensed Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference. In addition, we are subject to various legal proceedings and claims arising in the ordinary course of business. Although occasional adverse decisions or settlements may occur, management believes that the final disposition of such matters will not have a material adverse effect on our business, financial position, results of operations or cash flows.

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
The following graph compares the cumulative total return to stockholder return on our common stock relative to the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Biotechnology Index. An investment of $100 is assumed to have been made in our common stock and each index on October 31, 2018 (the first day of trading of our common stock) and its relative performance is tracked through September 30, 2023. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends; however, no dividends have been declared on our common stock to date. The stockholder returns shown on the graph below are based on historical results and are not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

*	$100.00 invested on October 31, 2018 in stock or index, including reinvestment of dividends.

	12/31/2018	3/29/2019	6/28/2019	9/30/2019	12/31/2019	3/31/2020	6/30/2020	9/30/2020
Twist Bioscience Corporation	$165.00	$166.00	$207.00	$171.00	$150.00	$218.00	$324.00	$400.00
Nasdaq Composite Index	91.00	106.00	110.00	109.00	123.00	105.00	138.00	153.00
Nasdaq Biotechnology Index	93.00	107.00	105.00	95.00	116.00	104.00	131.00	130.00

	12/31/2020	3/31/2021	6/30/2021	9/30/2021	12/31/2021	3/31/2022	6/30/2022	9/30/2022
Twist Bioscience Corporation	$1,009.00	$885.00	$952.00	$879.00	$553.00	$353.00	$250.00	$252.00
Nasdaq Composite Index	176.00	181.00	199.00	198.00	214.00	195.00	151.00	145.00
Nasdaq Biotechnology Index	145.00	144.00	157.00	155.00	144.00	127.00	114.00	115.00

	12/31/2022	3/31/2023	6/30/2023	9/30/2023
Twist Bioscience Corporation	$170.00	$108.00	$146.00	$145.00
Nasdaq Composite Index	143.00	167.00	189.00	181.00
Nasdaq Biotechnology Index	129.00	126.00	124.00	121.00

Holders of Record
As of November 17, 2023, there were approximately 58 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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

Sales of unregistered securities
None.
Issuer Purchases of Equity Securities
None.

Item 6.[Reserved]

Item 7.Management’s discussion and analysis of financial condition and results of operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to promote understanding of the results of operations and financial condition. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Form 10-K. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk factors” and elsewhere in this Form 10-K. The last day of our fiscal year is September 30, and we refer to our fiscal year ended September 30, 2021 as fiscal year 2021 or 2021, September 30, 2022 as fiscal year 2022 or 2022 and our fiscal year ended September 30, 2023 as fiscal year 2023 or 2023.

Overview
We are an innovative synthetic biology and genomics company that has developed a scalable DNA synthesis platform to industrialize the engineering of biology. The core of our platform is a proprietary technology that pioneers a new method of manufacturing synthetic DNA by “writing” DNA on a silicon chip. We have miniaturized traditional chemical DNA synthesis reactions to write over one million short pieces of DNA on each silicon chip, approximately the size of a large mobile phone. We have combined this technology with proprietary software, scalable commercial infrastructure, and an e-commerce platform to create an integrated technology platform that enables us to achieve high levels of quality, precision, automation, and manufacturing throughput at a significantly lower cost than our competitors. We are leveraging our unique technology to manufacture a broad range of synthetic DNA based products, including synthetic genes, tools for next-generation sample preparation, and antibody libraries for drug discovery and development.
Additionally, we believe our platform will enable new value-added opportunities, such as discovery partnerships for biologic drugs, and will enable new applications for synthetic DNA, such as digital data storage. We sell our synthetic DNA and synthetic DNA-based products to a customer base of approximately 3,450 customers across a broad range of industries.
We launched the first application of our platform, synthetic genes and oligo pools, in April 2016 to disrupt the gene synthesis market and make legacy DNA synthesis methods obsolete.
We have grown rapidly and generated revenues of $245.1 million in the year ended September 30, 2023, $203.6 million in the year ended September 30, 2022 and $132.3 million in the year ended September 30, 2021, while incurring net losses of $204.6 million, $217.9 million and $152.1 million in the years ended September 30, 2023, 2022 and 2021, respectively. Since our inception, we have incurred significant operating losses and have accumulated net deficit of $1,033.0 million. To support our growth, we have resized our number of employees and increased investment in our manufacturing capabilities. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the success of our existing products and the development and commercialization of additional products in the synthetic biology, biologic drug and data storage industries, including our Express Genes product which we launched in the fall of 2023 as well as leveraging our investment in our manufacturing facility near Portland, Oregon.
In 2023, 2022 and 2021 we served approximately 3,450, 3,300 and 2,900 customers, respectively.
Highlights from fiscal year 2023 compared with fiscal year 2022 included:
•revenue growth of 20% to $245.1 million from $203.6 million in 2022, primarily due to order growth in NGS tools, synthetic genes and DNA libraries;
•the number of our genes shipped increasing from 558,000 in 2022 to 634,000; and
•implementing a strategic restructuring plan to reduce costs, build a leaner organization and increase operating efficiencies. The restructuring plan includes a reduction in force which affected approximately 270 employees worldwide, representing approximately 25% of the Company’s total workforce. Furthermore, as part of the plan we removed the duplication of synthetic biology production across our South San Francisco, California and Wilsonville, Oregon facilities. The plan was implemented beginning in May 2023 and was substantially completed by the end of fiscal year 2023. Restructuring and other costs included employee severance and related benefit costs of $8.6 million, restructuring and non-restructuring related impairment of property and equipment of $6.8 million, and other costs associated with restructuring of $0.9 million.

We have built a scalable commercial platform that enables us to reach a diverse customer base in a variety of industries including industrial chemicals/materials, academic research, healthcare, food, agriculture and data storage. To address this diverse customer base, we have employed a multichannel strategy comprised of a direct sales force targeting synthetic DNA customers, international distributors, and an e-commerce platform. Launched in fiscal 2018, our e-commerce platform allows customers to design, validate and place on-demand orders of customized DNA online. This is a key component of our strategy to address and support our diverse and growing customer base, as well as support commercial productivity, enhance the customer experience, and promote loyalty.

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

	Year ended September 30,
	2023	2022	2021
Order value	$263,887	$226,435	$159,545

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

	Year ended September 30,
	2023	2022	2021
Number of customers	3,450	3,300	2,900
Revenue from repeat customers	98%	98%	98%

Financial overview
The following table summarizes certain selected historical financial results:

	Year ended September 30,
(in thousands)	2023	2022	2021
Revenues	$245,109	$203,565	$132,333
Loss from operations	(217,159)	(234,776)	(152,726)
Net loss attributable to common stockholders	(204,618)	(217,863)	(152,098)
Revenues
We generate revenue from sales of synthetic genes, oligo pools, NGS tools, DNA libraries and antibody discovery services. Our ability to increase our revenues will depend on our ability to further penetrate the domestic and international markets, generate sales through our direct sales force, distributors and over time from our e-commerce digital platform and launch new products.
Revenues by geography
We have one reportable segment from the sale of synthetic DNA products. The following table shows our revenues by geography, based on our customers’ shipping addresses. Americas consists of United States, Canada, Mexico and South America; EMEA consists of Europe, Middle East and Africa; and APAC consists of Japan, China, South Korea, India, Singapore, Malaysia and Australia.

	Year ended September 30,
(in thousands, except percentages)	2023	%	2022	%	2021	%
Americas	$151,263	62%	$122,473	61%	$77,909	59%
EMEA	71,389	29%	62,078	30%	44,124	33%
APAC	22,457	9%	19,014	9%	10,300	8%
Total revenues	$245,109	100%	$203,565	101%	$132,333	100%

Revenues by products
The table below sets forth revenues by products:

	Year ended September 30,
(in thousands, except percentages)	2023	%	2022	%	2021	%
Synthetic genes	$73,541	30%	$61,509	30%	$38,964	30%
Oligo pools	14,489	6%	12,424	6%	8,039	6%
DNA libraries	10,201	4%	6,149	3%	5,678	4%
Antibody discovery	23,172	9%	24,171	12%	6,985	5%
NGS tools	123,706	51%	99,312	49%	72,667	55%
Total revenues	$245,109	100%	$203,565	100%	$132,333	100%

Revenues by industry
Revenues by industry were as follows:

	Year ended September 30,
(in thousands, except percentages)	2023	%	2022	%	2021	%
Industrial chemicals/materials	$59,321	24%	$57,940	29%	$34,475	26%
Academic research	45,847	19%	37,097	18%	25,299	19%
Healthcare	137,148	56%	106,363	52%	71,241	54%
Food/agriculture	2,793	1%	2,165	1%	1,318	1%
Total revenues	$245,109	100%	$203,565	100%	$132,333	100%

Revenues and accounts receivable concentration
There are no major customers who accounted for 10% or more of our revenues for the fiscal year ended September 30, 2023, 2022, and 2021.
There is one customer who accounted for 10% or more of the net accounts receivable as of September 30, 2023. There were no major customers who accounted for 10% or more of the net accounts receivable as of September 30, 2022.

Product shipments including synthetic genes
Shipments of number of genes in years ended September 30, 2023, 2022 and 2021 were as follows:

	Year ended September 30,
(in thousands)	2023	2022	2021
Number of genes shipped	634	558	372

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
Restructuring and other costs
Restructuring and other costs consist of costs associated with employee severance and related benefits, asset impairments and other associated costs resulting from the 2023 restructuring plan as well as other asset impairments incurred during the year.

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

	Year ended September 30,
(in thousands)	2023	2022	2021
Revenues	$245,109	$203,565	$132,333
Operating expenses:
Cost of revenues	$155,380	$119,330	$80,620
Research and development	106,894	120,307	69,072
Selling, general and administrative	189,738	212,949	135,901
Restructuring and other costs	16,169	—	—
Change in fair value of contingent considerations and holdbacks	(5,913)	(14,245)	(534)
Total operating expenses	$462,268	$438,341	$285,059
Loss from operations	$(217,159)	$(234,776)	$(152,726)
Interest income	14,365	3,062	435
Interest expense	(5)	(80)	(367)
Gain on deconsolidation of a subsidiary	—	4,607	—
Other income (expense), net	(667)	(1,087)	(1,370)
(Provision for) benefit from income taxes	(1,152)	10,411	1,930
Net loss attributable to common stockholders	$(204,618)	$(217,863)	$(152,098)

Comparison of the years ended September 30, 2023, 2022 and 2021
Revenues

	Year ended September 30,			Change
(in thousands, except percentages)	2023	2022	2021	2023-2022		2022-2021
Revenues	$245,109	$203,565	$132,333	$41,544	20%	$71,232	54%

Revenues increased from $203.6 million to $245.1 million in the year ended September 30, 2023, which was an increase of $41.5 million, or 20%, as compared to the same period in 2022. The increase in revenue was primarily due to increase in revenue from NGS tools, which grew from $99.3 million in 2022 to $123.7 million in 2023, an increase in revenue from synthetic genes, which grew from $61.5 million in 2022 to $73.5 million and an increase in revenue from DNA libraries revenue, which grew from $6.1 million in 2022 to $10.2 million. The growth in NGS tools revenue is primarily attributable to an increase in revenue from our top customers and the adoption of our product by a larger customers base. Our synthetic genes revenue grew mainly from our top customers and growth in the healthcare and academic research industries as well as an improved turnaround time. In the year ended September 30, 2023, we shipped approximately 634,000 genes compared to approximately 558,000 genes in the year ended September 30, 2022, an increase of 14%. Changes in our synthetic gene pricing, while favorable, had a minimal impact on our results of operations period-over-period. Our DNA libraries revenue grew year over year as a result of increased customers, mainly in the healthcare and academic research industries.
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
A discussion of our revenues for the year ended September 30, 2021 can be found on page 53 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 filed with the SEC on November 28, 2022, or our 2022 Annual Report.
Cost of revenues

	Year ended September 30,			Change
(in thousands, except percentages)	2023	2022	2021	2023-2022		2022-2021
Cost of revenues	$155,380	$119,330	$80,620	$36,050	30%	$38,710	48%

Cost of revenues increased from $119.3 million in the prior year to $155.4 million in the year ended September 30, 2023, an increase of $36.1 million, or 30%. The $14.7 million increase in material costs is due to higher volume. The increase in payroll and depreciation expenses was primarily due to the build out of the Factory of the Future, which is a second manufacturing facility located in Wilsonville, Oregon. Payroll, including stock-based compensation, increased $9.9 million, which included $7.4 million of savings related to the 2023 restructuring plan. Depreciation and amortization increased by $11.9 million associated with the capital investment to increase capacity.

Cost of revenues increased from $80.6 million in the prior year to $119.3 million in the year ended September 30, 2022, which was an increase of $38.7 million, or 48%. The increase was primarily due to an increase in the cost of consumption of reagents and production materials costs of $20.4 million associated with increased production due to higher sales volume and product shipments. The increase in personnel costs of $7.7 million was mainly due to increased headcount to support growth in the volumes. Maintenance costs increased by $2.6 million, equipment costs increased by $1.3 million and depreciation expense increased by $3.3 million due to investment in equipment. Our cost of revenues represented 59% and 61% of total revenues for the year ended September 30, 2022 and 2021, respectively. The favorable change in cost of revenues as a percentage of total revenues was mainly due to an increase in volume of product sold and change in the mix of products sold during the current year.

A discussion of our cost of revenues for the year ended September 30, 2021 can be found on page 54 of our 2022 Annual Report.

Research and development expenses

	Year ended September 30,			Change
(in thousands, except percentages)	2023	2022	2021	2023-2022		2022-2021
Research and development	$106,894	$120,307	$69,072	$(13,413)	(11)%	$51,235	74%

Research and development expenses decreased by $13.4 million to $106.9 million for the year ended September 30, 2023, as compared to the same period 2022. The decrease is primarily due to the deconsolidation of Revelar in fiscal year 2022, which contributed to a decrease of $14.1 million. Excluding the impact of Revelar, research and development expenses increased $0.7 million. The increase is primarily due to increases in lab supplies of $1.5 million, outside services of $0.7 million, and depreciation of $0.6 million. Additionally, grant reimbursements, which are netted against our research and development expenses, were $1.6 million lower during the year ended September 30, 2023 than the prior year. The increase was partially offset by a $4.0 million decrease in payroll, which consists of a $1.6 million increase in payroll, offset by a decrease of $5.6 million in stock-based compensation.
Research and development costs increased by $51.2 million to $120.3 million for the year ended September 30, 2022, as compared to the same period 2021. The increase was mainly in personnel costs of $31.3 million associated with an increase in our research and development headcount, an increase in laboratory supplies costs of $13.8 million due to an increase in research activities, including $8.0 million for Revelar, an increase in the rent expense of $2.6 million associated with increased research and development laboratory space and an increase in outside services of $3.5 million primarily associated with development activities for our data storage technology.
A discussion of our research and development expenses for the year ended September 30, 2021 can be found on page 54 of our 2022 Annual Report.
Selling, general and administrative expenses

	Year ended September 30,			Change
(in thousands, except percentages)	2023	2022	2021	2023-2022		2022-2021
Selling, general and administrative	$189,738	$212,949	$135,901	$(23,211)	(11)%	$77,048	57%

Total selling, general and administrative expenses decreased by $23.2 million to $189.7 million for the year ended September 30, 2023, compared to the same period for 2022. The decrease is primarily attributable to a decrease in stock-based compensation of $43.0 million due to employee stock forfeitures related to an acquisition performance condition not being met and changes to the probability of achieving future performance conditions. The decrease was partially offset by increases in pre-commercialization Factory of the Future costs of $4.4 million, facility costs of $6.5 million, payroll costs of $5.3 million and IT-related services costs of $5.1 million.

For the year ended September 30, 2022, selling, general and administrative expenses increased by $77.0 million to $212.9 million, compared to the same period for 2021. The increase in expenses was primarily due to an increase in personnel costs by $50.9 million, as a result of an increase in headcount in the commercial organization and included $30.8 million higher stock-based compensation expense. Advertising costs increased by $1.7 million, consulting costs increased by $3.4 million, depreciation expense increased by $3.5 million, facility costs increased by $2.3 million, legal costs increased by $1.4 million, online services costs increased by $1.3 million, travel costs increased by $3.7 million, rent expense increased by $2.2 million and other costs including audit expenses, equipment costs and laboratory supplies increased by $6.6 million.

For the year ended September 30, 2022, selling, general and administrative expenses included costs associated our Wilsonville, Oregon manufacturing facility. These costs included personnel costs of $6.0 million, facility costs of $4.6 million, outside services of $2.2 million, laboratory supplies of $1.3 million and other costs of $1.8 million.

A discussion of our selling, general and administrative expenses for the year ended September 30, 2021 can be found on page 55 of our 2022 Annual Report.

Restructuring and other costs

	Year ended September 30,			Change
(in thousands, except percentages)	2023	2022	2021	2023-2022		2022-2021
Restructuring and other costs	$16,169	$—	$—	$16,169	100%	$—	—%
During the year ended September 30, 2023, we recognized restructuring and other costs of $16.2 million. Refer to Note 14 to the consolidated financial statements for further details.

Change in fair value of contingent considerations and holdbacks

	Year ended September 30,			Change
(in thousands, except percentages)	2023	2022	2021	2023-2022		2022-2021
Change in fair value of contingent considerations and holdbacks	$(5,913)	$(14,245)	$(534)	$8,332	(58)%	$(13,711)	2568%

During the year ended September 30, 2023, we recognized a change in the fair value of contingent consideration and holdbacks of $5.5 million and $0.4 million related to the acquisitions of Abveris and iGenomX, respectively. The changes are the result of not achieving the Abveris revenue target for calendar year 2022 and a change in fair value of our stock price.

During the year ended September 30, 2022, we recognized the change in the fair value of the contingent consideration and holdbacks of $13.4 million and $0.8 million related to the acquisitions of Abveris and iGenomX, respectively. The change is primarily the result of the change in fair value of our stock price as of September 30, 2022 and a change in the probability of the attainment of the calendar year 2022 revenue target.
Interest, and other income (expense), net

	Year ended September 30,			Change
(in thousands, except percentages)	2023	2022	2021	2023-2022		2022-2021
Interest income	$14,365	$3,062	$435	$11,303	369%	$2,627	604%
Interest expense	(5)	(80)	(367)	75	(94)%	287	(78)%
Other income (expense)	(667)	(1,087)	(1,370)	420	(39)%	283	(21)%
Total interest, and other income (expense), net	$13,693	$1,895	$(1,302)	$11,798	237%	$3,197	505%

Interest income was $14.4 million in the year ended September 30, 2023, $3.1 million for the year ended September 30, 2022 and $0.4 million for the year ended September 30, 2021, resulting from our short-term investments. Interest expense was $0.1 million in fiscal year 2022 and $0.4 million in fiscal year 2021 mainly due to the reduction in the amount of debt outstanding under a credit facility. Other expense was $0.7 million in fiscal year 2023, $1.1 million in fiscal year 2022 and $1.4 million in fiscal year 2021, mainly due to one-time costs not related to our normal business activities.
Gain on deconsolidation of a subsidiary

	Year ended September 30,			Change
(in thousands, except percentages)	2023	2022	2021	2023-2022		2022-2021
Gain on deconsolidation of a subsidiary	—	4,607	—	$(4,607)	(100)%	$4,607	100%

Gain on deconsolidation of a subsidiary represents the gain associated with the deconsolidation of a variable interest entity, Revelar, on September 30, 2022.

(Provision for) benefit from income taxes

	Year ended September 30,			Change
(in thousands, except percentages)	2023	2022	2021	2023-2022		2022-2021
(Provision for) benefit from income taxes	$(1,152)	$10,411	$1,930	$(11,563)	(111)%	$8,481	439%

We recorded income tax provision of $1.2 million in 2023. We recorded income tax benefit of $10.4 million and $1.9 million in 2022 and 2021 respectively, mainly as a result of the business acquisition of Abveris and iGenomX respectively.

Liquidity and capital resources
Sources of liquidity
To date, we have financed our operations principally through public equity raises, private placements of our convertible preferred stock, borrowings from credit facilities and revenue from our commercial operations.
Since our inception on February 4, 2013 and through September 30, 2023, we have received an aggregate of $1,333.7 million in net proceeds from the issuance of equity securities and an aggregate of $13.8 million from debt. As of September 30, 2023, we had a balance of $286.5 million of cash and cash equivalents and $49.9 million in short-term investments.
Capital resources
Our primary cash needs are for operating expenses, working capital and capital expenditures to support the growth in our business. As of September 30, 2023, we had cash, cash equivalents and short-term investments of $336.4 million.
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

Operating capital requirements

Our primary uses of capital are, and we expect will continue to be for the near future, compensation and related expenses, manufacturing costs, laboratory and related supplies, legal and other regulatory expenses, and general overhead costs and the capital expenditures for the Wilsonville, Oregon facility expansion. We had $1.6 million and $10.1 million in commitments for capital expenditures as of September 30, 2023 and 2022, respectively.
Cash flows
The following table summarizes our sources and uses of cash and cash equivalents:

	Year ended
	September 30,
(in thousands)	2023	2022	2021
Net cash used in operating activities	$(142,474)	$(124,385)	$(112,244)
Net cash provided by (used in) investing activities	50,612	(232,930)	156,155
Net cash provided by financing activities	911	270,534	329,182

Operating activities
Net cash used in operating activities was $142.5 million in fiscal year 2023 and consisted primarily of a net loss of $204.6 million adjusted for non-cash items including depreciation and amortization expenses of $29.3 million, stock-based compensation expense of $30.3 million, impairment of property and equipment and other assets of $6.8 million, non-cash lease expense of $2.6 million, change in fair value of contingent consideration and holdbacks of $5.9 million and a change in operating assets and liabilities of $1.0 million. The change in operating assets and liabilities was mainly due to increases in accounts receivable of $4.3 million, prepaid and other current assets of $4.2 million and accrued expenses of $2.6 million, offset by decreases in inventory of $7.2 million, other non-current assets of $1.4 million, accounts payable of $2.5 million, accrued compensation of $1.1 million and other liabilities $0.1 million.
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
A discussion of net cash used in operating activities for the fiscal year 2021 can be found on page 58 of our 2022 Annual Report.
Investing activities
In fiscal year 2023, our net cash used in the investing activities was $50.6 million primarily as a result of the net result of purchases and maturity of investments of $78.4 million and purchases of laboratory property, equipment and computers of $27.8 million.
In fiscal year 2022, our net cash used in the investing activities was $232.9 million primarily as a result of net impact of purchases and maturity of investments of $117.2 million, purchases of laboratory property, equipment and computers of $101.9 million, new business acquired of $8.2 million and deconsolidation of Revelar of $5.8 million.
A discussion of net cash used in investing activities for the fiscal year 2021 can be found on page 58 of our 2022 Annual Report.
Financing activities
Net cash provided by financing activities was $0.9 million in fiscal year 2023, which consisted of $3.9 million from proceeds from issuance of shares under the 2018 ESPP and $1.4 million from the exercise of stock options, offset by $4.4 million in repurchases of common stock for income tax withholdings.
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
A discussion of net cash provided by financing activities for the fiscal year 2021 can be found on page 58 of our 2022 Annual Report.
Off-balance sheet arrangements
We do not have any off-balance sheet arrangements other than our indemnification agreements as described in Note 6 of the consolidated financial statements included elsewhere in this Form 10-K.
Contractual obligations and other commitments
On May 30, 2023, Abveris, our subsidiary, entered into an amendment to its existing lease agreement for approximately 17,200 square-feet primarily consisting of two additional spaces located in Quincy, Massachusetts, to further expand operations. The term of the lease for both spaces ends on August 31, 2032. We have two options to extend the term for five years. We do not have reasonable certainty that these options will be exercised. Upon execution of the lease agreement, Abveris provided the landlord an additional approximate $0.5 million irrevocable letter of credit as a security deposit. The annual base rent for premises A will increase by 2.0% each year for the first two years and then 2.75% for each year thereafter plus certain operating expenses. The annual base rent for premises B will increase by 2.75% each year, plus certain operating expenses. We have the right to sublease the facility, subject to landlord consent. The premises A and B lease commenced in June 2023 and August 2023, respectively. As of the lease commencement dates, the total future minimum lease payments under the agreement were $8.6 million.

Critical accounting policies and estimates
The discussion and analysis of our financial condition and results of operations are based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates the reasonableness of its estimates. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.
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
Contracts with customers are in the written form of a purchase order or a quotation, which outline the promised goods and the agreed upon price. Such orders may be accompanied by a Master Supply or Distribution Agreement that establishes the terms and conditions, rights of the parties, delivery terms, and pricing. We assess collectability based on a number of factors, including past transaction history and creditworthiness of the customer.

The transaction price is determined based on the agreed upon rates in the purchase order or master supply agreements applied to the quantity of all the products that were manufactured and shipped to the customer. Our contracts may include one or more ordered products, and the shipment of these products comprises the performance obligation(s) under the contract. Accordingly, all of the transaction price, net of any discounts, is allocated to the one performance obligation. Our sales are primarily subject to Ex Works (as defined in Incoterms 2010) delivery terms and revenue, other than Biopharma revenue, is recorded at the point in time when products are picked up by the customer’s freight forwarder, as we have determined that this is the point in time that product control transfers to the customer. Therefore, upon shipment of the product, there are no remaining performance obligations. Our shipping and handling activities are performed before the customer obtains control of the goods and therefore are considered a fulfillment cost. Shipping and handling fees charged to our customers are recognized as product revenue in the period shipped and the related costs for providing these services are recorded as a cost of revenue. We have elected to exclude all sales and value added taxes from the measurement of the transaction price. We have not adjusted the transaction price for significant financing since the time period between the transfer of goods and payment is less than one year. We have elected the practical expedient of not disclosing the consideration allocated to remaining performance obligations and an explanation of when those amounts are expected to be recognized as revenue since the duration of our contracts is less than one year.

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

We had contract assets of $2.8 million and contract liabilities of $3.0 million as of September 30, 2023. We had contract assets of $3.4 million and contract liabilities of $3.5 million as of September 30, 2022. For the years ended September 30, 2023 and 2022, we recognized revenue of $2.8 million and $1.1 million, respectively, from the amount that was included in the contract liability balance at the beginning of each year. For the year ended September 30, 2021, the Company did not recognize revenue from amounts that was included in the contract liability balance at the beginning of the period. In addition, for all periods presented, there was no revenue recognized in a reporting period from performance obligations satisfied in previous periods. The aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of September 30, 2023 was $5.3 million. We expect to recognize revenue over the next twelve months relating to performance obligations unsatisfied as of September 30, 2023.
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
Business Combinations
Accounting for business combinations requires management to make significant estimates and assumptions as of the acquisition date which are inherently uncertain. Intangible assets we have recognized from such transactions include goodwill, developed technology and customer relationships. Significant judgment was exercised in estimating the fair value of the developed technology and customer relationships, which included estimates and assumptions related to the projected revenues (specifically forecasted selling prices and unit volume of sales), and discount rates. Similarly, significant judgment was exercised in estimating the contingent consideration which included key assumptions related to the forecasted revenue and the Company's share price and progress toward completion of transition milestones.

The rates used to discount expected future cash flows to present value are typically derived from a weighted-average cost of capital analysis and adjusted to reflect inherent risks. Unanticipated events and circumstances may occur that could affect either the accuracy or validity of such assumptions, estimates or actual results.

Goodwill

Determining when to test for impairment, the reporting unit, the assets and liabilities of the reporting unit, and the fair value of the reporting unit requires significant judgment and involves the use of significant estimates and assumptions. We test goodwill for impairment in our fourth quarter each year, or more frequently if indicators of an impairment exist. Evaluating goodwill for impairment involves the determination of the fair value of our reporting unit in which goodwill and indefinite-lived intangible assets is recorded using a qualitative or quantitative analysis. If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not impaired. If the carrying value of the reporting unit exceeds its fair value, we would record an impairment loss up to the difference between the carrying value and implied fair value.

We have an unconditional option to bypass the qualitative assessment in any period and proceed directly to performing the first step of the goodwill impairment test. For 2023, we elected to proceed directly to the step-one assessment which indicated that the fair value of our reporting unit substantially exceeded the carrying value.

Restructuring costs

We recognize restructuring charges related to restructuring plans that have been committed to by management when liabilities have been incurred. In connection with these activities, we record restructuring charges at fair value for (a) contractual employee termination benefits when obligations are associated to services already rendered, rights to such benefits have vested, and payment of benefits is probable and can be reasonably estimated, (b) one-time employee termination benefits when management has committed to a plan of termination, the plan identifies the employees and their expected termination dates, the details of termination benefits are complete, it is unlikely changes to the plan will be made or the plan will be withdrawn and communication to such employees has occurred, and (c) contract termination costs when a contract is terminated before the end of its term.

One-time employee termination benefits are recognized in their entirety when communication has occurred and future services are not required. If future services are required, the costs are recorded ratably over the remaining period of service. Contract termination costs to be incurred over the remaining contract term without economic benefit are recorded in their entirety when the contract is canceled.

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
We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $336.4 million as of September 30, 2023, which consisted primarily of money market funds and marketable securities, largely composed of investment grade, short term fixed income securities.
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

Item 8.Consolidated financial statements and supplementary data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Twist Bioscience Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Twist Bioscience Corporation (the Company) as of September 30, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended September 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 21, 2023 expressed an adverse opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Revenue recognition
Description of the Matter
As described in Note 2 to the consolidated financial statements, the Company’s revenue for certain products is generated through the sale of synthetic biology tools, such as synthetic genes, oligo pools, and next generation sequencing tools. Management recognizes revenue for these products when control of the product is transferred to the customer and at a transaction price that is determined based on the agreed upon rates in the applicable order. The Company’s revenue for products generated from synthetic genes, oligo pools, and next generation sequencing tools was $212 million for the year ended September 30, 2023. The accuracy and occurrence of revenues is dependent on customer orders being accurately recorded, shipped, and invoiced, and involves several applications and data sources needed for the initiation, processing, and recording of transactions.

Auditing the Company's accounting for this revenue from contracts with customers was challenging and complex primarily due to the high volume of transactions, as well as the multiple applications and data sources associated with the revenue recognition process and the fact that a material weakness was identified relating to IT systems for which controls within this process have been assessed as ineffective.

How We Addressed the Matter in Our Audit	To test the Company’s accounting for revenue from contracts with customers for these products, we performed substantive audit procedures that included, among others, applying lowered testing thresholds and performing expanded testing of sales transactions on a sample basis as a result of the unremediated material weakness, performing data analytics to test recorded revenue amounts, tracing a sample of sales transactions to supporting documentation, testing a sample of cash collections, and testing credit memo activity.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2022.
San Mateo, California
November 21, 2023

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Twist Bioscience Corporation
Opinion on the Financial Statements
We have audited the consolidated statements of operations and comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity and of cash flows of Twist Bioscience Corporation and its subsidiaries (the “Company”) for the year ended September 30, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
San Jose, California
November 22, 2021
We served as the Company’s auditor from 2015 to 2021.

Twist Bioscience Corporation
Consolidated Balance Sheets

(In thousands except per share data)	September 30, 2023	September 30, 2022
Assets
Current assets:
Cash and cash equivalents	$286,470	$378,687
Short-term investments	49,943	126,281
Accounts receivable, net	44,064	40,294
Inventories	32,063	39,307
Prepaid expenses and other current assets	11,716	11,914
Total current assets	$424,256	$596,483
Property and equipment, net	131,830	139,441
Operating lease right-of-use assets	71,531	74,948
Goodwill	85,811	85,811
Intangible assets, net	54,483	59,738
Restricted cash, non-current	2,811	1,572
Other non-current assets	5,681	3,385
Total assets	$776,403	$961,378
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,052	$20,092
Accrued expenses	10,754	10,169
Accrued compensation	25,818	27,023
Current portion of operating lease liability	14,896	13,642
Other current liabilities	7,803	19,737
Total current liabilities	$73,323	$90,663
Operating lease liability, net of current portion	79,173	81,270
Other non-current liabilities	475	60
Total liabilities	$152,971	$171,993
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.00001 par value — 100,000 and 100,000 shares authorized at September 30, 2023 and 2022, respectively; 57,557 and 56,523 shares issued and outstanding at September 30, 2023 and 2022, respectively	$—	$—
Additional paid-in capital	1,657,222	1,619,644
Accumulated other comprehensive loss	(756)	(1,843)
Accumulated deficit	(1,033,034)	(828,416)
Total stockholders’ equity	$623,432	$789,385
Total liabilities and stockholders’ equity	$776,403	$961,378

The accompanying notes are an integral part of these consolidated financial statements.

Twist Bioscience Corporation
Consolidated Statements of Operations and Comprehensive Loss

	Year ended September 30,
(In thousands, except per share data)	2023	2022	2021
Revenues [1]	$245,109	$203,565	$132,333
Operating expenses:
Cost of revenues	$155,380	$119,330	$80,620
Research and development	106,894	120,307	69,072
Selling, general and administrative	189,738	212,949	135,901
Restructuring and other costs	16,169	—	—
Change in fair value of contingent considerations and holdbacks	(5,913)	(14,245)	(534)
Total operating expenses	$462,268	$438,341	$285,059
Loss from operations	$(217,159)	$(234,776)	$(152,726)
Interest income	14,365	3,062	435
Interest expense	(5)	(80)	(367)
Gain on deconsolidation of subsidiary	—	4,607	—
Other income (expense), net	(667)	(1,087)	(1,370)
Loss before income taxes	$(203,466)	$(228,274)	$(154,028)
(Provision for) benefit from income taxes	(1,152)	10,411	1,930
Net loss attributable to common stockholders	$(204,618)	$(217,863)	$(152,098)
Other comprehensive loss:
Change in unrealized gain (loss) on investments	$1,510	$(1,594)	$(14)
Foreign currency translation adjustment	(423)	(795)	473
Comprehensive loss	$(203,531)	$(220,252)	$(151,639)
Net loss per share attributable to common stockholders—basic and diluted	$(3.60)	$(4.04)	$(3.15)
Weighted average shares used in computing net loss per share attributable to common stockholders—basic and diluted	56,885	53,885	48,251

[1] During the years ended September 30, 2023, and 2022, the Company had revenues from the related parties in the amount of $5.9 million and $3.5 million, respectively. The revenues from the related parties were immaterial for the year ended September 30, 2021.

The accompanying notes are an integral part of these consolidated financial statements.

Twist Bioscience Corporation
Consolidated Statements of Stockholders’ Equity

	Common stock		Additional paid-in capital	Accumulated other comprehensive income / (loss)	Accumulated deficit	Total stockholders' equity
(In thousands)	Shares	Amount
Balances as of September 30, 2020	45,083	$—	$794,630	$87	$(458,455)	$336,262
Issuance of common stock in public offerings, net of underwriting discounts, commissions and offering expenses of $21,139	3,136	—	323,861	—	—	323,861
Vesting of restricted stock units	237	—	—	—	—	—
Issuance of shares under the employee stock purchase plan	74	—	4,944	—	—	4,944
Exercise of stock options	804	—	14,471	—	—	14,471
Repurchase of early exercised stock options	(2)	—	—	—	—	—
Business acquisition	237	—	26,773	—	—	26,773
Stock-based compensation	—	—	36,998	—	—	36,998
Net exercise of stock warrants	22	—	—	—	—	—
Other comprehensive income	—	—	—	459	—	459
Repurchase of common stock for income tax withholdings	(92)	—	(10,849)	—	—	(10,849)
Net loss	—	—	—	—	(152,098)	(152,098)
Balances as of September 30, 2021	49,499	$—	$1,190,828	$546	$(610,553)	$580,821
Issuance of common stock in public offerings, net of underwriting discounts, commissions and offering expenses of $17,678	5,227	—	269,822	—	—	269,822
Vesting of restricted stock units	365	—	—	—	—	—
Issuance of shares under the employee stock purchase plan	97	—	4,010	—	—	4,010
Exercise of stock options	486	—	5,952	—	—	5,952
Business acquisition	988	—	77,122	—	—	77,122
Stock-based compensation	—	—	79,664	—	—	79,664
Other comprehensive loss	—	—	—	(2,389)	—	(2,389)
Repurchase of common stock for income tax withholdings	(139)	—	(7,754)	—	—	(7,754)
Net loss	—	—	—	—	(217,863)	(217,863)
Balances as of September 30, 2022	56,523	$—	$1,619,644	$(1,843)	$(828,416)	$789,385
Vesting of restricted stock units	648	—	—	—	—	—
Issuance of shares under the employee stock purchase plan	217	—	3,937	—	—	3,937
Exercise of stock options	118	—	1,379	—	—	1,379
Business acquisition - settlement of indemnity holdback	277	—	5,860	—	—	5,860
Stock-based compensation	—	—	30,821	—	—	30,821
Other comprehensive income	—	—	—	1,087	—	1,087
Repurchase of common stock for income tax withholdings	(226)	—	(4,419)	—	—	(4,419)
Net loss	—	—	—	—	(204,618)	(204,618)
Balances as of September 30, 2023	57,557	$—	$1,657,222	$(756)	$(1,033,034)	$623,432

The accompanying notes are an integral part of these consolidated financial statements.

Twist Bioscience Corporation
Consolidated Statements of Cash Flows

	Year ended September 30,
(in thousands)	2023	2022	2021
Cash flows from operating activities
Net loss	$(204,618)	$(217,863)	$(152,098)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	29,310	16,514	9,750
Impairment of property and equipment and other assets	6,785	—	—
Non-cash lease expense, net of tenant improvement allowance	2,573	20,127	2,243
Stock-based compensation	30,278	79,664	36,998
Change in fair value of contingent considerations and holdbacks	(5,913)	(14,245)	(534)
Gain on deconsolidation of Revelar	—	(4,607)	—
Other non-cash adjustments	120	1,381	778
Changes in assets and liabilities:
Accounts receivable, net	(4,320)	(9,622)	(2,202)
Inventories	7,238	(7,536)	(19,489)
Prepaid expenses and other current assets	(4,166)	(2,551)	(2,058)
Other non-current assets	1,376	7,273	(4,653)
Accounts payable	(2,508)	7,383	8,542
Accrued expenses	2,578	2,269	3,115
Accrued compensation	(1,099)	4,852	7,392
Other liabilities	(108)	(7,424)	(28)
Net cash used in operating activities	(142,474)	(124,385)	(112,244)
Cash flows from investing activities
Purchases of property and equipment	(27,779)	(101,857)	(27,061)
Business acquisition, net of cash acquired	—	(8,160)	(483)
Deconsolidation of cash and cash equivalent relating to Revelar	—	(5,755)	—
Purchases of investments	(76,345)	(217,639)	(58,795)
Proceeds from maturity of investments	154,736	100,481	242,494
Net cash provided by (used in) investing activities	50,612	(232,930)	156,155
Cash flows from financing activities
Proceeds from exercise of stock options	1,379	6,014	14,559
Proceeds from public offerings, net of underwriting discounts, commissions and offering expenses	—	269,822	323,861
Proceeds from issuance under employee stock purchase plan	3,937	4,010	4,944
Repayments of long-term debt	—	(1,558)	(3,333)
Repurchases of common stock for income tax withholding	(4,405)	(7,754)	(10,849)
Net cash provided by financing activities	911	270,534	329,182
Effect of exchange rates on cash, cash equivalents and restricted cash	(27)	(319)	20
Net increase (decrease) in cash, cash equivalents and restricted cash	(90,978)	(87,100)	373,113
Cash, cash equivalents, and restricted cash at beginning of year	380,259	467,359	94,246
Cash, cash equivalents, and restricted cash at end of year	$289,281	$380,259	$467,359
Supplemental disclosure of cash flow information
Interest paid	$—	$9	$167
Income taxes paid, net of refunds	420	246	101
Non-cash investing and financing activities
Property and equipment additions included in accrued expenses and accounts payable	$772	$6,297	$2,011
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	6,676	21,367	33,617
Issuance of common stock in connection with the business acquisition	5,860	77,122	26,773
Conversion of convertible notes	3,711	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Twist Bioscience Corporation
Notes to Consolidated Financial Statements

1.Organization, liquidity and capital resources
Twist Bioscience Corporation (the "Company") was incorporated in the state of Delaware on February 4, 2013. The Company is a synthetic biology company that has developed a disruptive DNA synthesis platform. DNA is used in many applications across different industries: industrial chemicals/materials, academic, healthcare and food/agriculture.
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
The Company has generated net losses in all periods since inception. As of September 30, 2023, the Company had an accumulated deficit of $1,033.0 million and has not generated positive cash flows from operations since inception. Losses are expected to continue as the Company continues to invest in product development, manufacturing, and sales and marketing.
Since its inception, the Company has received an aggregate of $1,333.7 million in net proceeds from the issuance of equity securities and an aggregate of $13.8 million from debt. As of September 30, 2023, the Company had cash, cash equivalents, and short-term investments of $336.4 million, which the management believes will be sufficient to fund operations for at least one year from the issuance of these consolidated financial statements. However, if the Company needs to obtain additional financing to fund operations beyond this period, there can be no assurance that it will be successful in raising additional financing on terms which are acceptable to the Company.

2.Summary of significant accounting policies
Basis of presentation and use of estimates
The presentation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include the valuation of deferred tax assets, stock-based compensation expense, transaction price and progress toward completion of performance obligation under the contracts with customers, determination of the net realizable value of inventory, valuation and useful life of developed technology and customer relationships, restructuring costs and incremental borrowing rate for operating leases. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation. The Company’s consolidated financial statements include its wholly-owned subsidiaries and Revelar, a variable interest entity ("VIE") for which the Company was the primary beneficiary through September 30, 2022. Refer to Note 15 for details. All intercompany balances and accounts are eliminated in consolidation.

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
The Company has expended and expects to continue to expend substantial funds to complete the research and development. The Company may require additional funds to commercialize its products and may be unable to entirely fund these efforts with its current financial resources. Additional funds may not be available on acceptable terms, if at all. If adequate funds are unavailable on a timely basis from operations or additional sources of financing, the Company may have to delay the sale of the Company’s products and services which would materially and adversely affect its business, financial condition and operations.

During the year ended September 30, 2023, financial results of the Company were not significantly affected by the COVID 19 pandemic, which continues to have global impact. The Company has considered all information available as of the date of issuance of these financial statements and the Company is not aware of any specific events or circumstances that would require an update to its estimates or judgments, or a revision to the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information becomes available. The extent to which the COVID 19 outbreak affects the Company’s future financial results and operations will depend on future developments which continue to evolve and are difficult to predict, including new information concerning mutations in the SARS-CoV 2 virus, which may make it more contagious, and current or future domestic and international actions to contain it and treat it.
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
Customer concentration
There are no major customers who accounted for 10% or more of the Company’s revenue for the fiscal year ended September 30, 2023, September 30, 2022 and September 30, 2021.
There is one customer who accounted for 10% or more of the net accounts receivable as of September 30, 2023. There were no major customers who accounted for 10% or more of the net accounts receivable as of September 30, 2022.
Cash and cash equivalents and restricted cash
Cash equivalents that are readily convertible to cash are stated at cost, which approximates fair value. The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist of investments in money market funds as of September 30, 2023 and 2022.
Restricted cash represents cash held at financial institutions that are pledged as collateral for stand-by letters of credit for lease commitments. The lease related letters of credit will lapse at the end of the respective lease terms through 2044.

(in thousands)	September 30, 2023	September 30, 2022
Cash and cash equivalents	$286,470	$378,687
Restricted cash, non-current	2,811	1,572
Total cash, cash equivalents and restricted cash	$289,281	$380,259

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
The Company re-evaluates such allowance on a regular basis and adjusts its allowance as needed. Once a receivable is deemed to be uncollectible, such balance is charged against the allowance. Provision for bad debts were $0.2 million and $0.2 million as of September 30, 2023 and 2022, respectively.
The Company has a short order-to-invoice lifecycle, as most products can be manufactured within one month. Upon delivery of the products to the customer, the Company invoices the customer. The typical timing of payment is net 30 days.
Fair value of financial instruments
The Company applies fair value accounting for all financial and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities which are required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risks. See Note 3, Fair value measurements, for more information. The carrying amounts of the Company’s financial instruments including cash equivalents, short term investments, and accounts receivable approximate fair value due to their relatively short maturities.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is computed using standard cost which approximates actual cost on a first-in, first-out basis. The Company periodically review its inventories to identify obsolete, slow-moving, excess or otherwise unsaleable items. If obsolete, slow-moving, excess or unsaleable items are observed and there are no alternate uses for the inventory, the Company records a write-down to net realizable value through a charge to cost of revenues on our consolidated statements of operations and comprehensive loss. The determination of net realizable value requires judgment, including consideration of many factors, such as estimates of future product demand, past experience, product net selling prices, current and future market conditions, the age and nature of inventories, and potential product obsolescence, among others.

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

The Company recorded depreciation and amortization expense of $29.3 million, $16.5 million, and $9.8 million for the years ended September 30, 2023, 2022 and 2021, respectively. Estimated lives of property and equipment are as follows:

Laboratory equipment	5 Years
Furniture, fixtures and other equipment	5 Years
Computer equipment	3 Years
Vehicles	5 Years
Computer software	3 Years
Leasehold improvements	Lesser of useful life or facilities’ lease term

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
Capitalized software development costs were $7.9 million and $5.3 million as of September 30, 2023 and 2022, respectively. Capitalized costs are amortized from the project completion date, using the straight-line method over an estimated useful life of the assets.
Finite-lived intangible assets
Finite-lived intangible assets are recorded at cost, net of accumulated amortization, and, if applicable, impairment charges. Amortization of finite-lived intangible assets is recorded over the assets’ estimated useful lives on a straight-line basis or based on the pattern in which economic benefits are consumed, if reliably determinable. The Company reviews the finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. See “Impairment of long-lived assets” for additional information.

Impairment of long-lived assets
The Company reviews property and equipment, right of use assets and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment are present, the Company tests for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of the asset over its useful life to the carrying amount of the asset or asset group. If the asset or asset group is determined to be impaired, any excess of the carrying value of the asset or asset group over its estimated fair value is recognized as an impairment loss. Impairment assessments inherently involve judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. See Note 14 for the impairment of property and equipment during the year ended September 30, 2023. There were no impairments of long-lived assets during the years ended September 30, 2022 and 2021.
Leases
The Company determines if an arrangement is or contains a lease at inception and classify each lease as operating or financing. Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments made during the lease term, net of any tenant improvement allowance. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of committed lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date which includes significant assumptions made including the Company’s estimated credit rating, annual percentage yields from corporate debt financings of companies of similar size and credit rating over a loan term approximating the remaining term of each lease, and government bond yields for terms approximating the remaining term of each lease in countries where the leased assets are located. Certain leases include payments of operating expenses that are dependent on the landlord’s estimate, and these variable payments are therefore excluded from the lease payments used to determine the operating lease right-of-use asset and lease liability. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise any such options. Operating lease right-of-

use assets are adjusted for prepaid lease payments, lease incentives and initial direct costs incurred. Lease expense is recognized on a straight-line basis over the expected lease term.

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
Goodwill
Determining when to test for impairment, the reporting unit, the assets and liabilities of the reporting unit, and the fair value of the reporting unit requires significant judgment and involves the use of significant estimates and assumptions. The Company tests goodwill for impairment in the fourth quarter each year, or more frequently if indicators of an impairment exist. Evaluating goodwill for impairment involves the determination of the fair value of the reporting unit in which goodwill and indefinite-lived intangible assets are recorded using a qualitative or quantitative analysis. If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not impaired. If the carrying value of the reporting unit exceeds its fair value, the Company will record an impairment loss up to the difference between the carrying value and implied fair value.

The Company has an unconditional option to bypass the qualitative assessment in any period and proceed directly to performing the first step of the goodwill impairment test. For 2023, the Company elected to proceed directly to the step-one assessment which indicated that the fair value of its single reporting unit substantially exceeded the carrying value.

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
Foreign currency transactions and translation
The Company's consolidated financial statements are presented in U.S. dollars. The functional currency for certain foreign subsidiaries is their local currency. Revenues, expenses, gains and losses for non-U.S. dollar functional currency entities are translated into U.S. dollars using average currency exchange rates for the period. Assets and liabilities for such entities are translated using exchange rates that approximate the rate at the balance sheet date. Foreign currency translation adjustments are recorded as a component of accumulated other comprehensive income on the Company's consolidated balance sheets. Foreign currency transaction gains and losses on transactions not denominated in functional currency are recorded in Other income (expense), net, on the consolidated statements of operations.
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
Contracts with customers are in the written form of a purchase order or a quotation, which outline the promised goods and the agreed upon price. Such orders may be accompanied by a Master Supply or Distribution Agreement that establishes the terms and conditions, rights of the parties, delivery terms, and pricing. The Company assesses collectability based on a number of factors, including past transaction history and creditworthiness of the customer.
The transaction price is determined based on the agreed upon rates in the purchase order or master supply agreements applied to the quantity of all the products that were manufactured and shipped to the customer. The Company’s contracts may include one or more ordered products, and the shipment of these products comprises the performance obligation(s) under the contract. Accordingly, all of the transaction price, net of any discounts, is allocated to the one performance obligation. The Company’s sales are subject to Ex Works (as defined in Incoterms 2010) delivery terms and revenue, other than Biopharma revenue, is recorded at the point in time when products are picked up by the customer’s freight forwarder, as the Company has determined that this is the point in time that control transfers to the customer. Therefore, upon shipment of the product, there are no remaining performance obligations. The Company’s shipping and handling activities are performed before the customer obtains control of the goods and therefore are considered a fulfillment cost. Shipping and handling fees charged to our customers are recognized as product revenue in the period shipped and the related costs for providing these services are recorded as a cost of revenue. The Company has elected to exclude all sales and value added taxes from the measurement of the transaction price. The Company has not adjusted the transaction price for significant financing since the time period between the transfer of goods and payment is less than one year. The Company has elected the practical expedient to not disclose the consideration allocated to remaining performance obligations and an explanation of when those amounts are expected to be recognized as revenue since the duration of the contracts is less than one year.
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

The Company had contract assets of $2.8 million and contract liabilities of $3.0 million as of September 30, 2023. The Company had contract assets of $3.4 million and contract liabilities of $3.5 million as of September 30, 2022. For the years ended September 30, 2023 and 2022, the Company recognized revenue of $2.8 million and $1.1 million, respectively, from the amount that was included in the contract liability balance at the beginning of each year. For the year ended September 30, 2021, the Company did not recognize revenue from amounts that was included in the contract liability balance at the beginning of the period. In addition, for all periods presented, there was no revenue recognized in a reporting period from performance obligations satisfied in previous periods. The aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of September 30, 2023 was $5.3 million. The Company expects to recognize revenue over the next twelve months relating to performance obligations unsatisfied as of September 30, 2023.
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

Refer to Note 12 for the disaggregation of revenues by geography, by product and by industry.
Research and development
Research and development expenses consist of compensation costs, employee benefits, subcontractors, research supplies, allocated facility related expenses and allocated depreciation and amortization. All research and development costs are expensed as incurred.
Advertising costs
Costs related to advertising and promotions are expensed to sales and marketing as incurred. Advertising and promotion expenses for the years ended September 30, 2023, 2022 and 2021, were $2.9 million, $2.4 million and $2.5 million, respectively.

Government contract payments
The Company had a subcontract with the Georgia Institute of Technology funded by the United States Director of Central Intelligence ("IARPA"). This subcontract was for the period from September 2019 to February 2023. The Company recognized payments received from these arrangements when milestones are achieved and recorded them as a reduction of research and development expenses. The total cost for the IARPA development project was $7.7 million with IARPA funding $5.7 million and the Company was responsible for providing a minimum contribution of $2.0 million. In fiscal year 2023, 2022, and 2021, the Company received IARPA payments of $1.2 million, $0.9 million, and $1.1 million, respectively.
Stock-based compensation
The Company maintains performance incentive plans under which incentive and nonqualified stock options, performance-based stock options, restricted stock units, performance-based stock units and through employer purchase plan are granted primarily to employees and may be granted to members of the board of directors and certain non-employee consultants, and employees may participate in an employee stock purchase plan.
The Company recognizes stock compensation in accordance with the Accounting Standard Codification ("ASC") 718, Compensation—Stock Compensation. ASC 718 requires the recognition of compensation expense, using a fair value-based method, for costs related to all stock-based payments including stock options, restricted stock units and employee stock purchase plan.
The Company recognizes fair value of stock options granted to employees and non-employees as a stock-based compensation expense over the period in which the related services are received. The Company recognizes forfeitures as they occur. The Company believes that the estimated fair value of stock options is more readily measurable than the fair value of the services rendered.
For performance-based awards, expense is recognized over the period from the grant date to the estimated attainment date, which is the derived service period of the award, if management determines that it is probable that the performance-based vesting conditions will be achieved.
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
Basic and diluted net loss per share of common stock attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee stock-based awards and warrants. Because the Company has reported a net loss for the years ended September 30, 2023, 2022 and 2021, diluted net loss per common share is the same as the basic net loss per share for those years.
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
In fiscal 2022, the Company began recognizing an additional component of total Federal tax expense, the tax on Global Intangible Low-Taxed Income (“GILTI”) provision of the Tax Act, which became applicable to the Company in fiscal 2022. The Company elected to account for GILTI as a period cost, and therefore included GILTI expense in the effective tax rate calculation. This provision did not have a material effect on the effective tax rate for the years ended September 30, 2023, 2022 and 2021.

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
Restructuring and other costs
Restructuring and other costs are comprised of employee separation costs, asset impairments, and other associated costs primarily related to implementing the plan. Employee separation costs principally consist of one-time termination benefits and contractual termination benefits for severance, other termination benefit costs, and stock-based compensation expense for the acceleration of stock awards.

The Company records restructuring charges based on whether the termination benefits are provided under an on-going benefit arrangement or under a one-time benefit arrangement. The Company accounts for on-going benefit arrangements, such as those documented by employment agreements, in accordance with ASC 712, Nonretirement Postemployment Benefits. Under ASC 712, liabilities for post employment benefits are recorded at the time the obligations are probable of being incurred and can be reasonably estimated. The Company accounts for one-time employment benefit arrangements in accordance with ASC 420 Exit or Disposal Cost Obligations. One-time termination benefits are expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period. Other associated costs are recognized in the period in which the liability is incurred. The Company recognized losses on disposal of property and equipment, which was accounted in accordance with ASC 360, Impairment of Long-Lived Assets.

Recent accounting pronouncements

New accounting guidance adopted

In November 2021, the Financial Accounting Standards Board (the "FASB") issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The amendments in this update require the annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model. The Company adopted this standard effective October 1, 2022. The adoption of ASU-2021-10 did not have an impact on the Company’s consolidated financial statements as of and for the year ended September 30, 2023.

New accounting guidance issued but not yet effective
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard requires entities to use the new “expected credit loss” impairment model for most financial assets measured at amortized cost, including trade and other receivables and held-to-maturity debt securities, and modifies the impairment model for available-for-sale debt securities. The standard is effective for the Company for the fiscal year ending September 30, 2024, including interim periods within that fiscal year. Early application is permitted. The standard is not expected to have a material impact to the Company's consolidated financial statements.

3.Fair value measurement
The Company determines the fair value of financial and non-financial assets and liabilities using the fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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
The following table sets forth the cash and cash equivalents, and short-term investments as of September 30, 2023:

(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$286,470	$—	$—	$286,470
Short-term investments:
Corporate Bonds	14,918	—	(29)	14,889
U.S. government treasury bills	35,111	—	(57)	35,054
Non-current assets - investment in equity securities	3,711	—	—	3,711
Total	$340,210	$—	$(86)	$340,124

The following table sets forth the cash and cash equivalents, and short-term investments as of September 30, 2022:

(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$378,687	$—	$—	$378,687
Short-term investments:
Commercial paper	14,997	—	—	14,997
U.S. government treasury bills	112,878	—	(1,594)	111,284
Total	$506,562	$—	$(1,594)	$504,968

As of September 30, 2023, financial assets and liabilities measured and recognized at fair value are as follows:

(in thousands)	Level 1	Level 2	Level 3	Fair value
Assets
Money market funds	$245,654	$—	$—	$245,654
Corporate Bonds	—	14,889	—	14,889
U.S. government treasury bills	35,054	—	—	35,054
Investment in equity securities	—	—	3,711	3,711
Total financial assets	$280,708	$14,889	$3,711	$299,308

Total financial liabilities	$—	$—	$—	$—

As of September 30, 2022, financial assets and liabilities measured and recognized at fair value are as follows:

(in thousands)	Level 1	Level 2	Level 3	Fair value
Assets
Money market funds	$316,805	$—	$—	$316,805
Commercial paper	—	14,997	—	14,997
U.S. government treasury bills	111,284	—	—	111,284
Total financial assets	$428,089	$14,997	$—	$443,086

Liabilities
Contingent consideration and indemnity holdback	$—	$9,592	$2,100	$11,692
Total financial liabilities	$—	$9,592	$2,100	$11,692

Contractual maturities of short-term investments, as of September 30, 2023, were less than 12 months. The Company does not intend to sell the money market funds and short term investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The unrealized loss on short-term investments have been in a continuous unrealized loss position for less than 12 months.
During 2021 and as amended in 2022, the Company entered into convertible promissory note agreements with a privately held company (“Borrower”) pursuant to which the Company agreed to loan to the Borrower $3.5 million in a series of loan installments, evidenced by a convertible promissory note having a maturity date of May 1, 2023 (“Convertible Note”). The Convertible Note included an option to convert the Convertible note into the Borrower’s equity at the Borrower’s next round of equity financing, and accrued interest at a rate of 4% per annum. In April 2023, the Company exercised the option and the Borrower issued to the Company ordinary shares which represent a 15% equity interest. As of September 30, 2023, the Company’s equity investments were categorized as Level 3 within the fair value hierarchy.
The equity investment held by the company is a VIE, but the Company is not the primary beneficiary. The Company does not have the power to direct the activities that most significantly impact the economic performance of the investee. The Company’s maximum exposure to loss from this VIE consist of equity investment of $3.7 million. Equity investments held by the Company lack readily determinable fair values and therefore the securities are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar equity securities of the same issuer. The Company reviews the carrying value of its equity investments for impairment whenever events or changes in business circumstances indicate the carrying amount of such asset may not be fully recoverable. Impairments, if any, are based on the excess of the carrying amount over the recoverable amount of the asset. There were no such impairments during the years ended September 30, 2023, 2022 and 2021. Because of the inherent uncertainty of valuation, the estimated fair value of our financial instruments may differ significantly from the values that would have been used had a ready market for the financial instruments existed, and the differences could be material to our consolidated financial statements.
As of September 30, 2022, the Company’s contingent consideration related to its Abveris acquisition was categorized as Level 3 within the fair value hierarchy. Contingent consideration was classified as a liability and was remeasured to an estimated fair value at each reporting date until the contingency is resolved. Contingent consideration was recorded at its fair values using unobservable inputs and have included using the Monte Carlo simulation option pricing framework, incorporating contractual terms and assumptions regarding financial forecasts, discount rates, and volatility of forecasted revenue. The key assumptions was calendar year 2023 revenue forecast and the Company's share price. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management with the assistance of a third-party valuation specialist.
At September 30, 2022, management determined that the revenue target for the calendar year 2022 was probable of being achieved and a contingent consideration liability of $2.1 million was recognized. At December 31, 2022, management determined that the revenue target for the calendar year 2022 was not achieved, and therefore, a change in fair value of contingent consideration of $2.1 million was recognized, resulting in the extinguishment of the contingent consideration liability of $2.1 million.
The key inputs into the Monte Carlo simulation as of December 1, 2021, the acquisition date and as of September 30, 2022 were as follows:

	September 30,	December 1,
Contingent consideration	2022	2021
Stock price	$35.24	$87.06
Equity volatility	93.7%	81.3%
Risk-free interest rate	3.9%	0.4%
Revenue volatility	30.2%	21.9%

There were no transfers between Level 1, Level 2 and Level 3 in the periods presented. The following table provides a reconciliation of beginning and ending balances of the Level 3 financial liabilities during the year ended September 30, 2023:

(in thousands)	Contingent consideration	Equity investments	Total
Balance as of September 30, 2022	$2,100	$—	$2,100
Change in fair value	(2,100)	—	(2,100)
Additions during the year	—	3,711	3,711
Balance as of September 30, 2023	$—	$3,711	$3,711
4.Balance sheet components
Inventories consist of the following:

	September 30,
(in thousands)	2023	2022
Raw Materials	$27,024	$28,787
Work-in-process	1,113	2,866
Finished Goods	3,926	7,654
	$32,063	$39,307

There is no consigned inventory balance as of September 30, 2023. The work-in-process inventory included consigned inventory of $0.1 million as of September 30, 2022.
Property and Equipment, net consists of the following:

	September 30,
(in thousands)	2023	2022
Laboratory equipment	$104,508	$62,285
Furniture, fixtures and other equipment	3,484	2,332
Vehicles	85	—
Computer equipment	3,103	2,815
Computer software	5,507	1,693
Leasehold improvements	57,271	14,371
Construction in progress	8,528	87,723
	$182,486	$171,218
Less: Accumulated depreciation and amortization	(50,656)	(31,777)
	$131,830	$139,441

Construction in progress mainly represents equipment costs and software development costs. During the year, the Company recognized impairment of property and equipment of $6.8 million. See Note 14 for details.

Other current liabilities
Other current liabilities consist of the following:

	September 30,
(in thousands)	2023	2022
Income and other taxes payable	$4,374	$3,661
Deferred revenue	2,999	3,476
Other current liabilities	430	908
Contingent consideration	—	2,100
Indemnity holdbacks	—	9,592
	$7,803	$19,737
5.Goodwill and intangible assets
Total amortization expense related to intangible assets was $5.3 million, $4.9 million, and $0.5 million for the years ended September 30, 2023, 2022 and 2021, respectively.
The goodwill balance is presented below:

(in thousands)	September 30,
	2023	2022
Balance at beginning of year	85,811	22,434
Business acquisition – additions (see Note 13)	—	61,768
Remeasurement adjustments to the deferred tax assets	—	1,609
Balance at end of year	$85,811	$85,811

The finite-lived intangible assets balances are presented below:

	September 30, 2023
(in thousands, except for years)	Weighted average Amortization period in years	Gross carrying amount	Accumulated amortization	Net book value
Developed Technology	15	$50,020	$(7,636)	$42,384
Customer Relationships	11	15,210	(3,461)	11,749
Tradenames & Trademarks	3	900	(550)	350
Total finite-lived intangible assets		$66,130	$(11,647)	$54,483

	September 30, 2022
(in thousands, except for years)	Weighted average Amortization period in years	Gross carrying amount	Accumulated amortization	Net book value
Developed Technology	15	$50,020	$(4,375)	$45,645
Customer Relationships	11	15,210	(1,767)	13,443
Tradenames & Trademarks	3	900	(250)	650
Total finite-lived intangible assets		$66,130	$(6,392)	$59,738

Future annual amortization expense is as follows (in thousands):

Years ending September 30,
2024	$5,170
2025	4,920
2026	4,870
2027	4,320
2028	4,210
Thereafter	30,993
$54,483

6.Commitments and contingencies
Legal Proceedings
The Company may be subject to litigation, claims and disputes in the ordinary course of business. There is an inherent risk in any litigation or dispute and no assurance can be given as to the outcome of any claims.
Securities Class Action
On December 12, 2022, a putative securities class action lawsuit captioned Peters v. Twist Bioscience Corporation, et al., Case No. 22-cv-08168 (N.D. Cal.) (“Securities Class Action”) was filed in federal court in the Northern District of California (“Court”) against the Company, its Chief Executive Officer, and its Chief Financial Officer (the “Defendants”) alleging violations of federal securities laws. The Securities Class Action’s claims are based in large part on allegations made in a report issued on November 15, 2022 by Scorpion Capital (“Scorpion Report”) concerning, among other things, the Company’s DNA chip technology and accounting practices. The initial complaint filed in the Securities Class Action alleges that various statements that the defendants made between December 13, 2019 and November 14, 2022 were materially false and misleading in light of the allegations in the Scorpion Report. The plaintiff who initiated the lawsuit sought to represent a class of shareholders who acquired shares of the Company’s common stock between December 13, 2019 and November 14, 2022 and sought damages as well as certain other costs. On July 28, 2023, the Court appointed a new plaintiff, not the original plaintiff who filed the case, as lead plaintiff in the case and appointed a new law firm as lead counsel. On October 11, 2023, the lead plaintiff filed an amended complaint. The amended complaint is purportedly brought on behalf of all persons other than the Defendants who acquired the Company’s securities between December 20, 2018 and November 15, 2022. The amended complaint alleges that certain statements regarding, among other things, the Company’s DNA products and accounting practices were false and misleading.

This case remains in the preliminary stage. Given the inherent uncertainty of litigation and the legal standards that must be met, including class certification and success on the merits, the Company cannot express an opinion on the likelihood of an unfavorable outcome or on the amount or range of any potential loss. The Company and the other defendants intend to vigorously defend themselves against the claims asserted against them, and will be filing a motion to dismiss the amended complaint on December 6, 2023.

Derivative Action

On September 25, 2023, a shareholder derivative suit captioned Shumacher vs. Leproust et al., No. 1:23-cv-01048-UNA, was filed in the United States District Court for the District of Delaware against directors of the Company and an employee (the “Derivative Action”). The suit is based on substantially the same allegations in the Securities Class Action and seeks to recover, on behalf of the Company, damages to the Company arising from, among other things, the Securities Class Action. On November 13, 2023, the parties to the Derivative Action entered into a stipulation staying the Derivative Action pending resolution of the anticipated motion to dismiss the defendants will file in the Securities Class Action.

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
Supplemental balance sheet information related to the Company’s operating leases as of September 30, 2023 is as follows:

(in thousands)	September 30, 2023
Assets:
Operating lease right-of-use-assets	$71,531
Current liabilities:
Current portion of operating lease liabilities	$14,896
Noncurrent liabilities:
Operating lease liabilities, net of current portion	$79,173

Future minimum lease payments under all non-cancelable operating leases as of September 30, 2023 are as follows:

(in thousands)	Operating leases
Years ending September 30:
2024	$14,860
2025	14,924
2026	13,894
2027	8,371
2028	8,471
Thereafter	88,014
Total minimum lease payments	$148,534
Less: imputed interest	(54,465)
Total operating lease liabilities	$94,069
Less: current portion	(14,896)
Operating lease liabilities, net of current portion	$79,173

The statement of cash flows for the year ended September 30, 2023, include changes in right-of-use assets and operating lease liabilities of $3.4 million and $0.8 million, respectively. For the year ended September 30, 2022, changes in right-of-use assets and operating lease liabilities were $13.4 million and $33.5 million, respectively.
Operating lease expense was $16.2 million and $15.6 million for the years ended September 30, 2023 and 2022 respectively. Cash payments for amounts included in the measurement of operating lease liabilities for the year ended September 30, 2023 were $14.6 million. As of September 30, 2023, the weighted-average remaining lease term was 15.37 years and the weighted-average incremental borrowing rate was 6.54%.
On May 30, 2023, Abveris, the Company's subsidiary, entered into an amendment to its existing lease agreement for approximately 17,200 square-feet primarily consisting of two additional spaces located in Quincy, Massachusetts, to further expand operations. The term of the lease for both spaces ends on August 31, 2032. The Company has two options to extend the term for five years. The Company does not have reasonable certainty that these options will be exercised. Upon execution of the lease agreement, the Company provided the landlord an additional approximate $0.5 million irrevocable letter of credit as a security deposit. The annual base rent for premises A will increase by 2.0% each year for the first two years and then 2.75% for each year thereafter plus certain operating expenses. The annual base rent for premises B will increase by 2.75% each year, plus certain operating expenses. The Company has the right to sublease the facility, subject to landlord consent. The premises A and B lease commenced in June 2023 and August 2023, respectively. As of the lease commencement dates, the total future minimum lease payments under the agreement was $8.6 million.
7.Related party transactions
During the years ended September 30, 2023, 2022 and 2021, the Company purchased raw materials from related parties in the amount of $6.8 million, $8.0 million and $5.0 million, respectively. During the years ended September 30, 2023, and 2022, the Company had revenues from the related parties in the amount of $5.9 million and $3.5 million, respectively. The revenues from the related parties were immaterial for the year ended September 30, 2021. Payable balances with the related parties were immaterial as of September 30, 2023, 2022 and 2021. Receivable balances with the related parties were $1.7 million as of September 30, 2023, and immaterial as of September 30, 2022 and 2021. During the year ended September 30, 2022, the Company entered into a service agreement with a related party for the total consideration of $0.1 million.

8.Income taxes
The Company recorded provisions for income taxes of $1.2 million for the year ended September 30, 2023. The Company recorded an income tax benefit of $10.4 million and $1.9 million for the years ended September 30, 2022 and 2021, respectively.
The domestic and foreign components of pre-tax loss for the years ended September 30, 2023, 2022, and 2021 are as follows:

	Year ended September 30,
(in thousands)	2023	2022	2021
US	$(205,389)	$(231,659)	$(149,533)
Foreign	1,923	3,385	(4,495)
Total	$(203,466)	$(228,274)	$(154,028)

The components of the provision for income taxes for the years ended September 30, 2023, 2022, and 2021 are as follows:

	Year ended September 30,
(in thousands)	2023	2022	2021
Current
Federal	$—	$—	$—
State	9	(1)	(29)
Foreign	1,143	767	108
Total current	$1,152	$766	$79

Deferred
Federal	$—	$(9,765)	$(2,268)
State	—	(1,412)	259
Foreign	—	—	—
Total deferred	$—	$(11,177)	$(2,009)

Total (benefit)/provision	$1,152	$(10,411)	$(1,930)

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended September 30, 2023, 2022, and 2021:

	Year ended September 30,
	2023	2022	2021
Tax expense computed at the federal statutory rate	21%	21%	21%
Change in valuation allowance	(25)%	(13)%	(33)%
Research and development credit benefit	5%	4%	3%
Business combination	—%	(4)%	(2)%
Stock-based compensation	(1)%	(1)%	12%
Change in fair value of contingent consideration and holdbacks	1%	(1)%	—%
Gain on deconsolidation of variable interest entity	—%	(1)%	—%
Others	(2)%	—%	—%
Total income tax expense	(1)%	5%	1%

The significant components of the Company’s deferred tax assets and liabilities are as follows for the years ended September 30, 2023, and 2022:

	September 30,
(in thousands)	2023	2022
Net operating loss carryforwards	$209,338	$191,337
Research and development credit carryforwards	49,454	35,109
Capitalized research and development	30,599	—
Operating lease liability	22,921	23,118
Stock-based compensation	13,858	13,138
Other	8,107	11,541
Gross deferred tax assets	$334,277	$274,243
Less: Valuation allowance	(302,381)	(240,660)
Net deferred tax assets	$31,896	$33,583
Fixed assets	$(1,363)	$(1,169)
Operating lease right-of-use asset	(17,417)	(17,986)
Intangible assets	(13,116)	(14,428)
Gross deferred tax liabilities	$(31,896)	$(33,583)
Total net deferred tax asset	$—	$—

Based on the available objective evidence, management believes it is more likely than not that the deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its deferred tax assets at September 30, 2023 and 2022. The valuation allowance was $302.4 million and $240.7 million as of September 30, 2023 and 2022, respectively. The change in the valuation allowance was mainly due to an increase in the net operating loss, research and development credits and capitalized research and development during the fiscal year 2023.
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
As of September 30, 2023, the Company had net operating loss carryforwards of approximately $842.3 million and $523.3 million available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. Of the total federal net operating loss carryforwards, $641.3 million never expires and the remaining carryforwards of $201.0 million expire at various dates beginning in 2032 through 2038. Of the total state net operating loss carryforwards, the California State tax loss carryforwards of $255.9 million begin to expire in 2033 and the remaining carryforwards of $267.4 million for other states begin to expire at various dates beginning 2024 and beyond.
The Company also had federal and state research and development credit carryforwards of approximately $42.3 million and $28.8 million, respectively, at September 30, 2023. The federal credits will expire starting in 2033 if not utilized. The California research and development credits have no expiration date. Utilization of the net operating losses and tax credits is subject to annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitations may result in the expiration of the net operating losses and tax credits before utilization.
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
The aggregate changes in the balance of gross unrecognized tax benefits are as follows:

(in thousands)	Federal and state
Balance as of September 30, 2020	$4,700
Increases related to tax positions taken during 2021	2,737
Balance as of September 30, 2021	$7,437
Increases related to tax positions taken during 2022	5,082
Increases related to tax positions taken in the prior year	864
Balance as of September 30, 2022	$13,383
Increases related to tax positions taken during 2023	$5,043
Increases related to tax positions taken in the prior year	759
Balance as of September 30, 2023	$19,185

The Company does not expect a material change in unrecognized tax benefits in the next twelve months. As of September 30, 2023 and 2022, approximately $0.4 million and $0.1 million of unrecognized tax benefit would, if recognized, impact the Company’s effective income tax rate, respectively.
It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. The Company’s management determined that no accrual for interest and penalties was required as of September 30, 2023 and 2022.
The Company’s files federal and state income tax returns with varying statutes of limitations. All tax years remain open to examination due to the carryover of net operating losses or tax credits. The Company currently has no federal or state tax examinations in progress.

9.Common stock
As of September 30, 2023, the Company had reserved sufficient shares of common stock with a par value of $0.00001 per share for issuance upon exercise of outstanding stock options. Each share of common stock is entitled to one vote. The holders of shares of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors.

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

10.Stock-based compensation expense
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
On August 22, 2023, the board of directors adopted an inducement equity incentive plan (the "Inducement Plan). The maximum aggregate number of shares that may be issued under the Inducement Plan is 700,000 of the Company's common stock. The Inducement Plan permits the grant of non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares. The shares issuable under the Inducement Plan are registered pursuant to a registration statement on Form S-8 filed with the Securities and Exchange Commission on August 25, 2023.

As of September 30, 2023, a total of 2,025,002 shares of the Company’s common stock have been reserved for issuance under the 2018 Plan and the Inducement Plan.

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
Activity with respect to the Company’s restricted stock units during the year ended September 30, 2023 is as follows:

(In thousands, except per share data)	Shares	Weighted average grant date fair value per share
Nonvested shares at September 30, 2022	1,566	$67.66
Granted	1,269	$25.36
Vested/Issued	(598)	55.29
Forfeited	(617)	63.40
Nonvested shares at September 30, 2023	1,620	$40.73
As of September 30, 2023, there was $60.4 million of total unrecognized compensation cost related to these issuances that is expected to be recognized over a weighted average period of 2.5 years. The total grant date fair value of RSUs awarded during the year ended September 30, 2023, and 2022 were $32.2 million and $96.2 million, respectively. The total grant date fair value of RSUs and performance stock units awarded during the year ended September 30, 2021 was $49.3 million. The total grant date fair value of RSUs vested during the year ended September 30, 2023 and 2022 were $33.7 million and $27.1 million, respectively. The total grant date fair value of RSUs and performance stock units vested during the year ended September 30, 2021 was $10.5 million.

Performance Stock Units
Performance stock unit awards (“PSUs”) granted to certain employees will vest upon achievement of operational milestones related to the Wilsonville facility, and to Company executives will vest upon achievement of revenue, gross profit and cash balance metrics as determined by the board of directors, and to certain non-employee consultants will vest upon achievement of operational milestones. Stock compensation expense for PSUs is recorded over the vesting period based on the grant date fair value of the awards and probability of the achievement of specified performance targets. The grant date fair value is equal to the closing share price of the Company’s common stock on the date of grant. For employees, PSUs generally vest over a one to three-year service period following the grant date, provided that the recipient is a Company employee at the time of vesting and the performance targets applicable to each award are achieved. For non-employees, PSUs generally vest over a one to three-year service period following the grant date, provided that the performance targets applicable to each award are achieved. The percentage of PSUs that vest will depend on the achievement of specified performance targets at the end of the performance period and can range from 0% to 150% of the number of units granted. Any PSU that are unvested at the end of the performance period are forfeited. Forfeitures of PSUs are recognized as they occur.

Activity under the PSUs during the year ended September 30, 2023 is summarized below:

(In thousands, except per share data)	Shares	Weighted average grant date fair value per share
Nonvested shares at September 30, 2022	529	$79.60
Granted	811	$26.17
Vested/Issued	(50)	35.47
Forfeited	(358)	76.04
Nonvested shares at September 30, 2023	932	$36.82

As of September 30, 2023, the unrecognized compensation costs related to these awards was $20.6 million, based on the maximum achievement of the performance targets. The Company expects to recognize those costs over a weighted average period of 1.5 years. The total grant date fair value of PSUs awarded during the year ended September 30, 2023 and 2022 were $21.2 million and $49.0 million, respectively. The total grant date fair value of PSUs vested during the year ended September 30, 2023 and 2022 were $1.8 million and $0.5 million, respectively.
Options
Options are generally granted to employees and were previously granted to non-employee directors. Stock options entitle the holder to purchase, at the end of the vesting term, a specified number of shares of Company common stock at an exercise price per share equal to the closing market price of the common stock on the date of grant. Stock options have a contractual life from the date of the grant and a vesting schedule as established by the board of directors. The maximum term of stock options granted under the 2018 Plan is 10 years and the awards generally vest over a four-year period. Forfeitures of options are recognized as they occur. The fair value of each services based stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company historically had been a private company and lacked company-specific historical and implied volatility information for its stock. Therefore, it estimated its expected stock price volatility based on the historical volatility of publicly traded peer companies through the period ended September 30, 2023 and utilized the “simplified” method for awards that qualify as “plain-vanilla” options. As determined under the simplified method, the expected term of stock options granted is calculated based on contractual and vesting terms of the option award, the risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award and the expected dividend yield is zero based on the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future.

Options activity during the year ended September 30, 2023 is summarized below:

(In thousands, except per share data)	Shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at September 30, 2022	2,453	$24.67	6.33	$33,447
Forfeited	(216)	36.47	—	—
Exercised	(118)	11.70	—	$1,091
Outstanding at September 30, 2023	2,119	$24.18	5.25	$6,715
Nonvested at September 30, 2023	77	$42.12	6.32	47
Exercisable at September 30, 2023	2,042	$23.51	5.21	$6,668

As of September 30, 2023, the unrecognized compensation costs related to these awards was $1.8 million. The Company expects to recognize those costs over a weighted average period of 0.8 years. The Company did not grant any options during the year ended September 30, 2023. The total grant date fair value of stock options awarded during the year ended September 30, 2022 was $15.8 million. The total grant date fair value of options and PSOs awarded during the year ended September 30, 2021 was $12.1 million. The aggregate intrinsic value of stock options exercised during the year ended September 30, 2022 was $31.9 million.
The fair value of options granted during the year ended September 30, 2022 were calculated using the weighted average assumptions set forth below:

Year ended September 30,
2022
Expected term (years)	6.0
Expected volatility	70.7%
Risk-free interest rate	1.4%
Dividend yield	—%

The fair value of options and performance stock options granted during the year ended September 30, 2021, were calculated using the weighted average assumptions set forth below:

Year ended September 30,
2021
Expected term (years)	6.1
Expected volatility	64.4%
Risk-free interest rate	1.0%
Dividend yield	—%

Performance Stock Options

On September 1, 2020, the board of directors approved the implementation of a revised annual equity award program for executive officers, senior level employees and consultants to be granted as performance-based stock options ("PSOs") under the 2018 Plan. The number of PSOs ultimately earned under the awards to executive officers and senior level employees is calculated based on the achievement of a certain total revenue threshold during the fiscal year ended September 30, 2023. The percentage of performance stock options that vest will depend on the board of directors’ determination of total revenue at the end of the performance period and can range from 0% to 150% of the number of options granted. The number of PSOs ultimately earned under the awards to a consultant is calculated based on the achievement of certain operational milestones. The maximum term of performance stock options granted under the 2018 Plan is 10 years for both employees and non-employees. The awards generally vest over a two-year period for executive officers and senior level employees. Awards to non-employees generally vest over a five-year period.

The provisions of the PSO are considered a performance condition, and the effects of that performance condition are not reflected in the grant date fair value of the awards. The Company used the Black-Scholes method to calculate the fair value at the grant date without regard to the vesting condition and will recognize compensation cost for the options that are expected to vest. Forfeitures of PSOs are recognized as they occur. The Company reassesses the probability of the performance condition at each reporting period and adjusts the compensation cost based on the probability assessment. As of September 30, 2023, the Company determined that 30,000 shares are expected to vest based on the probability of the performance condition that will be achieved under this equity award program.

Activity under the PSOs during the year ended September 30, 2023 is summarized below:

(In thousands, except per share data)	Shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at September 30, 2022	312	$61.35	8.33	$296
Exercisable at September 30, 2022	19	$31.29	9.57	$74
Nonvested at September 30, 2022	293	$63.27	8.25	$222
Forfeited	(23)	67.85	—	—
Vested	(240)	66.81	—	—
Nonvested at September 30, 2023	30	$31.29	8.57	$—
Exercisable at September 30, 2023	259	$64.24	7.23	$—
Outstanding at September 30, 2023	289	$60.82	7.37	$—

As of September 30, 2023, the unrecognized compensation costs related to these awards was $0.3 million. The Company expects to recognize those costs over a weighted average period of 1.6 years. The Company did not grant any PSOs during the year ended September 30, 2023. The total grant date fair value of performance stock options awarded during the year ended September 30, 2022 was $1.5 million.

The fair values of PSOs granted during the year ended September 30, 2022 were calculated using the weighted average assumptions set forth below:

Year ended September 30,
2022
Expected term (years)	5.9
Expected volatility	70.9%
Risk-free interest rate	2.8%
Dividend yield	—%

Stock-based compensation

Total stock-based compensation expense recognized were as follows:

	Year ended September 30,
(in thousands)	2023	2022	2021
Cost of revenues	$4,562	$4,587	$2,678
Research and development	13,944	19,541	10,166
Selling, general and administrative	11,772	54,905	24,154
Total stock-based compensation	$30,278	$79,033	$36,998

An immaterial amount of stock-based compensation was capitalized to inventories attributable to employees who support the manufacturing of the Company's products for the year ended September 30, 2023. The balance sheet as of September 30, 2023 and 2022 includes $1.2 million and $0.7 million, respectively, of stock-based compensation primarily related to implementation of the Company’s lab production software system and order management system, which was capitalized in property and equipment.
The total amount of share-based liabilities settled were $5.9 million and $4.6 million for the year ended September 30, 2023 and 2022, respectively. The settlement of the liabilities related to the issuance of contingent consideration and indemnity holdbacks associated with Abveris and iGenomX acquisition.
2018 Employee Stock Purchase Plan
On September 26, 2018, the board of directors adopted the 2018 Employee Stock Purchase Plan (the 2018 ESPP). A total of 275,225 shares of the Company’s common stock have been reserved for issuance under the 2018 ESPP. The number of shares reserved for issuance under the 2018 ESPP will be increased automatically on the first day of each fiscal year, following the fiscal year in which the 2018 ESPP becomes effective, by a number equal to the least of 249,470 shares, 1% of the shares of common stock outstanding at that time, or such number of shares determined by the Company’s board of directors. The number of shares reserved for issuance as at September 30, 2023 is as follows:

(In thousands)	Shares available
Outstanding at September 30, 2022	507
Additional shares authorized	249
Shares issued during the period	(217)
Outstanding at September 30, 2023	539

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
Unless otherwise determined by the board of directors, the Company’s common stock will be purchased for the accounts of employees participating in the 2018 ESPP at a price per share that is the lesser of 85% of the fair market value of the Company’s common stock on the first trading day of the offering period, which for the initial offering period is the price at which shares of the Company’s common stock were first sold to the public, or 85% of the fair market value of the Company’s common stock on the last trading day of the offering period. During the years ended September 30, 2023, 2022 and 2021 activity under the 2018 ESPP was immaterial.
401(k) Savings Plan
During 2018, the Company adopted a 401(k) savings plan for the benefit of its employees. In January 2022, the Company modified its plan to include an employer matching contribution. The Company is required to make matching contributions to the 401(k) plan equal to 50% of the first 6% of wages deferred by each participating employee. For the year ended September 30, 2023 and 2022, the Company incurred expenses for employer matching contributions of $2.8 million and $2.0 million, respectively.
Abveris Acquisition
As discussed further in Note 13 “Business acquisition”, on December 1, 2021, the Company completed the acquisition of AbX Biologics, Inc., a privately-held company providing in vivo antibody discovery services (“Abveris”) and granted certain equity awards to new employees. These equity awards included up to 231,876 restricted shares of the Company’s common stock which are issuable based on achievement of the 2022 calendar revenue target, which had an aggregate grant date fair value of $20.1 million. In addition, all employees must remain employed through the payout date, and certain employees have an additional vesting period of up to two years from the acquisition date. The vesting upon achievement of the 2022 calendar revenue target is considered a performance condition, and the effects of that performance condition are not reflected in the grant date fair value of the awards. The Company used the stock price as of December 1, 2021 for the fair value of restricted shares.

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

11.Net loss per share attributable to common stockholders
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders:

	Year ended September 30,
(in thousands, except per share data)	2023	2022	2021
Numerator:
Net loss attributable to common stockholders	$(204,618)	$(217,863)	$(152,098)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	56,885	53,885	48,251
Net loss per share attributable to common stockholders, basic and diluted	$(3.60)	$(4.04)	$(3.15)

The potentially dilutive common shares that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive for the periods presented are as follows:

	Year ended September 30,
(in thousands)	2023	2022	2021
Shares subject to options to purchase common stock	2,408	2,765	3,131
Unvested restricted stock units and performance stock units	2,552	2095	707
Unvested shares of common stock issued upon early exercise of stock options	—	—	3
Shares subject to employee stock purchase plan	118	97	27
Total	5,078	4,957	3,868

12.Geographic, product and industry information
The table below sets forth revenues by geographic region, based on ship-to destinations. Americas consists of the United States, Canada, Mexico and South America; EMEA consists of Europe, the Middle East, and Africa; and APAC consists of Japan, China, South Korea, India, Singapore, Malaysia and Australia.

	Year ended September 30,
(in thousands)	2023	2022	2021
Americas	$151,263	$122,473	$77,909
EMEA	71,389	62,078	44,124
APAC	22,457	19,014	10,300
Total	$245,109	$203,565	$132,333

The table below sets forth revenues by products.

	Year ended September 30,
(in thousands)	2023	2022	2021
Synthetic genes	$73,541	$61,509	$38,964
Oligo pools	14,489	12,424	8,039
DNA libraries	10,201	6,149	5,678
Antibody discovery	23,172	24,171	6,985
NGS tools	123,706	99,312	72,667
Total	$245,109	$203,565	$132,333

The table below sets forth revenues by industry.

	Year ended September 30,
(in thousands)	2023	2022	2021
Industrial chemicals/materials	$59,321	$57,940	$34,475
Academic research	45,847	37,097	25,299
Healthcare	137,148	106,363	71,241
Food/agriculture	2,793	2,165	1,318
Total revenues	$245,109	$203,565	$132,333

Revenue from the United States represented 60%, 59% and 58% of the total revenue for the years ended September 30, 2023, 2022 and 2021, respectively. Long-lived assets located in the United States were $131.2 million and $136.3 million as of September 30, 2023 and 2022, respectively. Long-lived assets located outside of the United States were $0.6 million and $3.1 million as of September 30, 2023 and 2022, respectively.

13.Business acquisition
AbX Biologics, Inc. (“Abveris”)
On December 1, 2021, the Company acquired all of the outstanding stock of Abveris. The acquisition date fair value of the consideration transferred for Abveris was $102.6 million, consisting of cash totaling $9.5 million, 759,601 shares of the Company’s common stock valued at $66.1 million based on the Company’s closing stock price on December 1, 2021, employee stock awards issued to certain Abveris employees valued at $6.4 million, contingent consideration of $8.5 million, holdbacks of $12.8 million, and a net estimated working capital adjustment of $0.7 million.

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

The Company maintained an indemnity and adjustment holdback for the purposes of providing security against any adjustment to the amounts at closing. The indemnity holdback period extends for 18 months from the anniversary of the closing date. The indemnity holdback was settled by transferring 104,727 shares of the Company’s stock and an immaterial amount of cash. The fair value of the indemnity holdback was $12.5 million as of the acquisition date. The adjustment holdback represented up to 3,416 shares of the Company’s stock, options to purchase up to 408 shares of the Company’s common stock and an immaterial amount of cash. The holdback adjustment liability was $0.3 million as of the acquisition date. The adjustment holdback liability was settled during fiscal 2023 by transferring 538 shares.

As of the acquisition date, post-combination compensation expense excluded from the purchase price included employee stock awards issued to certain Abveris employees valued at $41.0 million. This included awards valued at $17.7 million which vest over a two year service period following the acquisition date and awards valued at $3.2 million with no future vesting requirements, which were deemed accelerated by the Company at the acquisition date and expensed within the three months ended December 31, 2021. Finally, post-combination expense included awards valued at approximately $20.1 million which vest based on achievement of the calendar year 2022 revenue target and continuing employment through the payout date, and for certain employees, additional continuing employment through the two year anniversary of the acquisition date. At the conclusion of the measurement period ended December 31, 2022, management determined that the revenue target associated with the performance based awards was not met, and therefore none of these awards vested.

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

The following table provides a reconciliation of contingent consideration and holdbacks balances from acquisition date to September 30, 2023:

(in thousands)	Contingent consideration	Holdbacks	Total
Balance at December 1, 2021 – acquisition date	$8,500	$12,164	$20,664
Change in fair value during the period	(6,400)	(7,071)	(13,471)
Balance at September 30, 2022	$2,100	$5,093	$7,193
Change in fair value during the period	$(2,100)	$(3,326)	$(5,426)
Settlement during the period	—	(1,767)	(1,767)
Balance at September 30, 2023	$—	$—	$—

The estimated fair value of the contingent consideration liability decreased as a result of the change in the Company’s stock price from December 1, 2021 to June 30, 2023. The estimated fair value of the holdback liability decreased as a result of the change in the Company’s stock price as of June 30, 2023. In June 30, 2023, the indemnity holdback period ended, and the Company issued 104,727 shares of its common stock to satisfy the indemnity holdback. The shares of common stock, valued at $1.8 million, were issued by the Company during three months ended June 30, 2023 along with an immaterial cash payment for fractional shares.
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

14. 2023 Restructuring and other costs
On May 3, 2023, the Company’s Board of Directors approved a strategic restructuring plan to reduce costs, build a leaner organization and increase operating efficiencies. The restructuring plan included a reduction in force which affected approximately 270 employees worldwide, representing approximately 25% of the Company’s total workforce. The majority of these employees separated from the Company by September 30, 2023. The reduction in force is subject to local regulatory requirements. Furthermore, as part of the plan the Company removed the duplication of synthetic biology production across its South San Francisco, California and Wilsonville, Oregon facilities. The plan was implemented beginning in May 2023 and was substantially completed by the end of fiscal year 2023.
The Company recognized cumulative pre-tax restructuring $12.7 million and other costs of approximately $3.5 million in the fiscal year ended September 30, 2023, consisting of costs associated with employee severance and related benefits, asset impairments and other associated costs. The Company expects to incur immaterial employee severance and benefits expenses for costs to be recognized over the remaining service period of impacted employees.

All charges related to the restructuring plan have been recorded to Restructuring and other costs in the consolidated statements of operations and comprehensive loss.

Restructuring and other costs are presented in the table below:

Year ended September 30,
(in thousands)	2023
Severance and related benefit costs	$8,467
Asset impairments (1)	6,785
Other associated costs (2)	917
$16,169

(1) Related to write-off of lab equipment ($3.7 million) and leasehold improvements for decommissioned labs ($1.8 million) and computer software ($1.3 million).
(2) Related primarily to costs associated with transferring assets between labs and professional service assistance related to the restructuring.

The following table shows the accrual activity and payments relating to cash-based restructuring costs:

(in thousands)	Severance and related benefit costs	Other associated costs	Total
Costs	$8,467	$917	$9,384
Payments	$(7,950)	$(917)	$(8,867)
Balance as of September 30, 2023	$517	$—	$517

As of September 30, 2023, $0.5 million of severance and related benefit costs is included in accrued compensation in the consolidated balance sheets. We expect that substantially all of the remaining accrued restructuring liabilities will be paid in cash over next four months.

15.Investment in variable interest entity
On November 1, 2021, the Company contributed certain assets and licensed certain intellectual property rights to the then newly formed Revelar Biotherapeutics, Inc. (“Revelar”), an independently operated, new biotechnology company, to develop and commercialize an antibody, discovered and optimized by Twist Biopharma, a division of the Company. The Company granted a license to Revelar for the exclusive development of an antibody lead along with a series of back up compounds for the potential treatment of SARS-CoV-2. While the licensed antibody neutralized all known variants of concern through Omicron, it does not neutralize the BA.4 and BA.5 variants. The Company committed to invest up to $10.0 million in seed funding based on Revelar’s progress in the development of the lead antibody and the potential licensing of additional antibody therapeutics, of which the Company made an initial investment of $5.0 million in a simple agreement for future equity (“SAFE”), and two additional investments of $2.5 million each, as described below. In exchange for the assignment of certain contractual rights and the license to the antibody, and its back-up compounds, the Company received stock of Revelar amounting to an ownership percentage as of the date of these financial statements of

49.8%, excluding shares and options reserved for future stock awards and further excluding shares that Revelar would have issued to the Company upon conversion of its SAFEs.

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

16.Subsequent Events
On October 5, 2023, the Company entered into antibody discovery and licensing option agreement with Bayer AG ("Bayer"). Under the terms of the agreement, the Company will conduct antibody discovery campaigns against targets to be determined by Bayer. Bayer will have the option to license antibodies discovered under the collaboration. Under the terms of the agreement, the Company will receive payments connected with the initiation of research and will be eligible to receive fees associated with research milestones and the exercise of licensing options. The antibody leads discovered under the collaboration that enter clinical development qualify for certain success-based clinical and commercial milestone payments as well as royalties from product sales. In total, the Company is eligible to receive up to $188.0 million in clinical and commercial milestone payments plus royalties. In return, Bayer receives exclusive rights to license the antibodies for commercialization in all global territories.
* * * * *

Item 9.        Changes in and disagreements with accountants on accounting and financial disclosure
None.

Item 9A.     Controls and Procedures
Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2023, which is the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2023 as a result of material weakness in our internal control over financial reporting as described below.

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

As of September 30, 2023, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on this evaluation, due to the material weakness described below, we concluded that the system of internal control over financial reporting was not effective.

The material weakness in our internal control over financial reporting which existed as of September 30, 2023 related to ineffective design and implementation of information technology general controls (“ITGCs”) in the areas of user access and program change management that are relevant to the preparation of our financial statements.

Notwithstanding the material weakness, we have concluded that the financial statements and other financial information included in this Annual Report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

The effectiveness of our internal control over financial reporting as of September 30, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included in Part II, Item 8 of this Annual Report on Form 10-K.

Remediation of Prior Year Material Weakness

As disclosed in Part II, Item 9A of our Annual Report on Form 10-K for fiscal 2022, we previously identified a material weakness related to ineffective design and implementation of ITGC in the areas of user access and program change management that are relevant to the preparation of our financial statements. Primarily, we did not design and maintain user access controls to ensure appropriate segregation of duties that adequately restrict user access to certain financial applications and data to appropriate Company personnel. As a result, the Company’s related process-level IT-dependent manual and automated controls that rely upon the affected ITGCs, or information from IT systems with affected ITGCs, were also deemed ineffective in fiscal 2022.

During fiscal 2023, we implemented an intensive program to remediate the previously identified material weakness, which included expanding resources, enhancing our control activities for key systems, and providing training. While we believe that we have completed updates to the control design for the majority of our systems in response to the identified material weakness, the re-designed controls did not operate for a sufficient period of time for management to conclude on operating effectiveness of the controls that were redesigned in fiscal 2023.

We concluded this material weakness did not result in any material misstatement in our financial statements or disclosures for the fiscal year ended September 30, 2023.

Our management is committed to maintaining a strong internal control environment. In response to the material weakness above, management is continuing to take actions to remediate the material weakness in internal control over financial reporting, which include but are not limited to the following:

•Complete implementation of role redesign for certain systems, which includes rationalization of user roles and permissions and considers segregation of duties.
•Continue to implement improved IT policies and perform training to ensure a clear understanding of risk assessment, control execution, and monitoring activities related to financial reporting.
•Continue to expand the available resources at the Company with experience designing and implementing control activities, including ITGCs, through hiring and use of third-party consultants and specialists.
•Continue to address known issues identified within change management and enforce consistent execution of key control procedures.

With these actions, when fully implemented and operated consistently, we believe we will remediate the material weakness. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As we continue to ensure alignment with the Company’s business strategy and operations for the applicable controls, we may determine additional remediation measures are required.

Changes in Internal Control Over Financial Reporting

Except as noted in the preceding paragraphs, there were no changes during the quarter ended September 30, 2023 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our plans for remediating the material weakness, enumerated above, will constitute changes in our internal control over financial reporting, when such remediation plans are effectively implemented.

Limitations on Effectiveness of Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, as specified above. Our management recognizes that any control system, no matter how well designed and operated, is based upon certain judgments and assumptions and cannot provide absolute assurance that its objectives will be met.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Twist Bioscience Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Twist Bioscience Corporation’s internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Twist Bioscience Corporation (the Company) has not maintained effective internal control over financial reporting as of September 30, 2023, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to the ineffective design and implementation of information technology general controls (“ITGCs”) in the areas of user access and program change-management for systems that support the Company’s financial reporting processes, which also resulted in the conclusion that related process-level IT-dependent manual and automated controls that rely upon the affected ITGCs, or information from IT systems with affected ITGCs, were also deemed ineffective.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended September 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report dated November 21, 2023, which expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

San Mateo, California
November 21, 2023

Item 9B.     Other Information
Rule 10b5-1 Trading Plans
On September 12, 2023, Emily M. Leproust, the Company's Chief Executive Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “10b5-1 Plan”). Ms. Leproust’s 10b5-1 Plan provides for the potential sale of up to 369,600 shares of the Company’s common stock and will expire on the earlier of December 16, 2024 and the date when all shares under the 10b5-1 Plan are sold.

Item 9C.     Disclosure Regarding Foreign Jurisdiction That Prevent Inspections

Not applicable.

PART III

Item 10.     Directors, executive officers and corporate governance
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2024 Annual Meeting of Stockholders.
Code of Ethics
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

Item 11.     Executive compensation
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2024 Annual Meeting of Stockholders.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2024 Annual Meeting of Stockholders.

Item 13.     Certain relationships and related transactions, and director independence
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2024 Annual Meeting of Stockholders.

Item 14.     Principal Accounting Fees and Services
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2024 Annual Meeting of Stockholders.

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
(c)Exhibits
Set forth below is a list of exhibits that are being filed or incorporated by reference into this Annual Report on Form 10-K:

Exhibit Number	Description	Filed / Furnished / Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	11/7/2018

3.2	Amended and Restated Bylaws	8-K	3.1	11/18/2022

4.1	Form of common stock certificate	S-1/A	4.1	10/17/2018

4.3	Warrant to Purchase Stock by and between Twist Bioscience Corporation and Silicon Valley Bank, dated March 28, 2016.	S-1	4.7	10/3/2018

4.4	Description of Common Stock	10-K	4.5	11/20/2020

+10.1	2013 Stock Plan and forms of agreement thereunder	S-1	10.1	10/3/2018

+10.2	2018 Equity Incentive Plan and forms of agreement thereunder	S-1/A	10.2	10/17/2018

+10.3	2018 Employee Stock Purchase Plan	S-1/A	10.3	10/17/2018

+10.4	Executive Incentive Bonus Plan	S-1	10.4	10/3/2018

+10.5	Form of Indemnification Agreement between Twist Bioscience Corporation and each of its Officers and Directors	S-1/A	10.8	10/17/2018

10.6	Fourth Amended and Restated Loan and Security Agreement by and between Twist Bioscience Corporation, Silicon Valley Bank and certain other co-borrowers, dated September 6. 2017	S-1	10.9	10/3/2018

Exhibit Number	Description	Filed / Furnished / Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed
10.7	Lease Agreement by and between Twist Bioscience Corporation and ARE-San Francisco No. 32. LLC dated March 21, 2018	S-1	10.11	10/3/2018

10.7.1	First Amendment to Lease by and between Twist Bioscience Corporation and ARE-San Francisco No. 32, LLC, dated March 21, 2019	10-Q	10.2	5/1/2019

10.8*	Lease Agreement by and between Twist Bioscience Corporation and PWII Owner, LLC, dated December 18, 2020	8-K	10.1	12/22/2020

10.8.1*	First Amendment to Lease between Twist Bioscience Corporation and PWII Owner, LLC, dated April 13, 2021	8-K	10.1	4/16/2021

10.9†	End User Supply Agreement by and between Twist Bioscience Corporation and FUJIFILM Dimatix, Inc., dated November 5, 2015	S-1	10.14	10/3/2018

10.10	Amended and Restated Employment Agreement dated October 26, 2022 between Twist Bioscience Corporation and Patrick Finn.	10-Q	10.1	2/7/2023

10.11	Twist Bioscience Corporation Inducement Equity Incentive Plan and related forms of award agreements thereunder.	S-8	99.1	8/25/2023

16.1	Letter from PricewaterhouseCoopers LLP addressed to the Securities Exchange Commission, dated March 9, 2022	8-K	16.1	3/9/2022

21.1	List of subsidiaries of the Registrant	Filed herewith

23.1	Consent of Ernst & Young, Independent Registered Public Accounting Firm	Filed herewith

23.2	Consent of PricewaterhouseCoopers, Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by President and Chief Executive Officer	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by Chief Financial Officer	Filed herewith

Exhibit Number	Description	Filed / Furnished / Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by President and Chief Executive Officer	Furnished herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover page from the Company’s Annual Report on Form 10-K for the year ended September 30, 2023, formatted in Inline XBRL

+ Indicates a management contract or compensatory plan.

*	Registrant has omitted schedules and exhibits pursuant to Item 601(a)(5) of Regulation S-K. Registrant agrees to furnish supplementally a copy of the omitted schedules and exhibits to the SEC upon request.

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment that was separately filed with the SEC.

Item 16.     Form of 10-K summary
Not applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 21, 2023	Twist Bioscience Corporation

	By:	/s/ Emily M. Leproust
Emily M. Leproust
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Emily M. Leproust	Chief Executive Officer and	November 21, 2023
Emily M. Leproust	Chair of the Board of Directors (principal executive officer)

/s/ James M. Thorburn	Chief Financial Officer (principal financial	November 21, 2023
James M. Thorburn	officer)

/s/ Robert F. Werner	Chief Accounting Officer (principal	November 21, 2023
Robert F. Werner	accounting officer)

/s/ William Banyai	Director	November 21, 2023
William Banyai

/s/ Nelson C. Chan	Director	November 21, 2023
Nelson C. Chan

/s/ Robert Chess	Director	November 21, 2023
Robert Chess

/s/ Keith Crandell	Director	November 21, 2023
Keith Crandell

/s/ Jan Johannessen	Director	November 21, 2023
Jan Johannessen

/s/ Xiaoying Mai	Director	November 21, 2023
Xiaoying Mai

/s/ Robert Ragusa	Director	November 21, 2023
Robert Ragusa

/s/ Melissa Starovasnik	Director	November 21, 2023
Melissa Starovasnik