Form 10-Q
period 2023-12-31
Twist Bioscience Corp
filed 2024-02-02
CIK 1581280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023
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

The number of shares of the Registrant’s common stock outstanding as of January 29, 2024, was 57,818,022.

TWIST BIOSCIENCE CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2023

Forward-looking statements
This Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, or Form 10-Q, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements relate to, among other matters, plans for product development and licensing to third parties, plans and timeframe for the commercial development of DNA data storage capabilities, expectations regarding market penetration, anticipated customer conversions to our products, plans to expand in the international markets, and identification and development of potential antibody candidates. Forward-looking statements are also identified by the words “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” and variations of such words and similar expressions. You should not rely upon forward-looking statements as predictions of future events. Such statements are based on management’s expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results, events or circumstances to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include:
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
•the effects of natural or man-made catastrophic events or public health emergencies, such as the COVID-19 pandemic;
•the effectiveness of our internal controls;
•changes in government regulation affecting our business;
•uncertainty as to economic and market conditions and the impact of adverse economic conditions; and
•other risk factors included under the section titled “Risk factors” contained in Item 1A of our Annual Report on Form 10-K filed with the SEC on November 21, 2023 and this Quarterly Report on Form 10-Q.

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

PART I. Financial information

Item 1. Financial statements

Twist Bioscience Corporation
Condensed Consolidated Balance Sheets (unaudited)

(In thousands except per share data)	December 31, 2023	September 30, 2023
Assets
Current assets:
Cash and cash equivalents	$266,269	$286,470
Short-term investments	44,875	49,943
Accounts receivable, net	35,354	44,064
Inventories	30,863	32,063
Prepaid expenses and other current assets	12,870	11,716
Total current assets	$390,231	$424,256
Property and equipment, net	126,225	131,830
Operating lease right-of-use assets	69,093	71,531
Goodwill	85,811	85,811
Intangible assets, net	53,190	54,483
Restricted cash, non-current	2,847	2,811
Other non-current assets	5,418	5,681
Total assets	$732,815	$776,403
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,256	$14,052
Accrued expenses	13,959	10,754
Accrued compensation	20,787	25,818
Current portion of operating lease liability	14,808	14,896
Other current liabilities	6,418	7,803
Total current liabilities	$65,228	$73,323
Operating lease liability, net of current portion	77,070	79,173
Other non-current liabilities	475	475
Total liabilities	$142,773	$152,971
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.00001 par value —100,000 and 100,000 shares authorized at December 31, 2023 and September 30, 2023, respectively; 57,779 and 57,557 shares issued and outstanding at December 31, 2023 and September 30, 2023, respectively	$—	$—
Additional paid-in capital	1,666,797	1,657,222
Accumulated other comprehensive income	(565)	(756)
Accumulated deficit	(1,076,190)	(1,033,034)
Total stockholders’ equity	$590,042	$623,432
Total liabilities and stockholders’ equity	$732,815	$776,403

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three months ended December 31,
(In thousands, except per share data)	2023	2022
Revenues [1]	$71,498	$54,243
Operating expenses:
Cost of revenues	$42,536	$29,442
Research and development	23,099	31,242
Selling, general and administrative	52,840	42,324
Change in fair value of contingent considerations and holdbacks	—	$(4,135)
Total operating expenses	$118,475	$98,873
Loss from operations	$(46,977)	$(44,630)
Interest income	4,120	3,040
Interest expense	—	(1)
Other income (expense), net	(31)	(157)
Loss before income taxes	$(42,888)	$(41,748)
Income tax provision	(120)	$(76)
Net loss attributable to common stockholders	$(43,008)	$(41,824)
Other comprehensive loss:
Change in unrealized (gain) loss on investments	$134	(868)
Foreign currency translation adjustment	57	(366)
Comprehensive loss	(42,817)	(43,058)
Net loss per share attributable to common stockholders—basic and diluted	$(0.75)	$(0.74)
Weighted average shares used in computing net loss per share attributable to common stockholders—basic and diluted	57,497	56,444

[1] During the three months ended December 31, 2023, and 2022, the Company had revenues from the related parties in the amount of $2.3 million and $0.2 million, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

	Common stock		Additional paid-in capital	Accumulated Other comprehensive loss	Accumulated deficit	Total stockholders' equity
(In thousands)	Shares	Amount
Balances as of September 30, 2023	57,557	$—	$1,657,222	$(756)	$(1,033,034)	$623,432
Impact of ASU 2016-13 adoption (Note 2)	—	$—	$—	$—	$(148)	$(148)
Vesting of restricted stock units	260	$—	$—	$—	$—	$—
Exercise of stock options	58	—	951	—	—	951
Repurchases of common stock for income tax withholding	(96)	—	(2,424)	—	—	(2,424)
Stock-based compensation	—	—	11,048	—	—	11,048
Other comprehensive income	—	—	—	191	—	191
Net loss	—	—	—	—	(43,008)	(43,008)
Balances as of December 31, 2023	57,779	$—	$1,666,797	$(565)	$(1,076,190)	$590,042

	Common stock		Additional paid-in capital	Accumulated Other comprehensive income	Accumulated deficit	Total stockholders' equity
(In thousands)	Shares	Amount
Balances as of September 30, 2022	56,523	$—	$1,619,644	$(1,843)	$(828,416)	$789,385
Vesting of restricted stock units	124	$—	$—	$—	$—	$—
Exercise of stock options	35	—	603	—	—	603
Issuance of shares associated with a business acquisition	1	—	—	—	—	—
Repurchases of common stock for income tax withholding	(38)	—	(999)	—	—	(999)
Stock-based compensation	—	—	(2,074)	—	—	(2,074)
Other comprehensive income	—	—	—	1,234	—	1,234
Net loss	—	—	—	—	(41,824)	(41,824)
Balances as of December 31, 2022	56,645	$—	$1,617,174	$(609)	$(870,240)	$746,325

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended December 31,
(in thousands)	2023	2022
Cash flows from operating activities
Net loss	$(43,008)	$(41,824)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	8,171	5,292
Non-cash lease expense	248	254
Stock-based compensation	11,020	(2,325)
Change in fair value of acquisition consideration	—	(4,135)
Other non cash adjustments	64	287
Changes in assets and liabilities:
Accounts receivable, net	8,058	(4,098)
Inventories	1,201	(5,281)
Prepaid expenses and other current assets	(1,116)	(1,177)
Other non-current assets	300	499
Accounts payable	(4,205)	3,282
Accrued expenses	2,900	(1,254)
Accrued compensation	(5,078)	(3,716)
Other liabilities	(1,528)	126
Net cash used in operating activities	$(22,973)	$(54,070)
Cash flows from investing activities
Purchases of property and equipment	$(1,506)	$(11,824)
Purchases of investments	(18,329)	(22,647)
Proceeds from maturity of investments	24,000	27,500
Net cash provided by (used in) investing activities	$4,165	$(6,971)
Cash flows from financing activities
Proceeds from exercise of stock options	$951	$604
Repurchases of common stock for income tax withholding	(2,424)	(999)
Net cash used in financing activities	$(1,473)	$(395)
Effect of exchange rates on cash, cash equivalents and restricted cash	$116	$268
Net decrease in cash, cash equivalents, and restricted cash	(20,165)	(61,168)
Cash, cash equivalents, and restricted cash at beginning of period	289,281	380,259
Cash, cash equivalents, and restricted cash at end of period	$269,116	$319,091
Supplemental disclosure of cash flow information
Income taxes paid, net of refunds	40	52
Non-cash investing and financing activities
Property and equipment additions included in accounts payable and accrued expenses	$487	$4,520

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
The Company has generated net losses in all periods since its inception. As of December 31, 2023, the Company had an accumulated deficit of $1,076.2 million and has not generated positive cash flows from operations since inception. Losses are expected to continue as the Company continues to invest in product development, manufacturing, and sales and marketing.
As of December 31, 2023, the Company had cash and cash equivalents and short-term investments of $311.1 million, which the management believes will be sufficient to fund operations for at least one year from the issuance of these consolidated financial statements. However, if the Company needs to obtain additional financing to fund operations beyond this period, there can be no assurance that it will be successful in raising additional financing on terms which are acceptable to the Company.
If the Company requires but is unable to obtain additional funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.

2. Summary of significant accounting policies
Basis of presentation and use of estimates
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2023 (the Annual Report on Form 10-K) filed with the Securities and Exchange Commission on November 21, 2023. The condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements. The condensed consolidated balance sheet at September 30, 2023 is derived from audited consolidated financial statements but does not include all disclosures required by GAAP. The operating results for the three months ended December 31, 2023 are not necessarily indicative of the results expected for the full year ending September 30, 2024 or any interim period.
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
The following table provides a reconciliation of the Company’s cash and cash equivalents and non-current portion of restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash shown in the Company’s condensed consolidated statements of cash flows:

(in thousands)	December 31, 2023	September 30, 2023
Cash and cash equivalents	$266,269	$286,470
Restricted cash, non-current	2,847	2,811
Total cash, cash equivalents and restricted cash	$269,116	$289,281

Restricted cash represents cash held at financial institutions that are pledged as collateral for stand-by letters of credit for lease commitments and is included in non-current assets.
Significant accounting policies
There have been no material changes in the accounting policies from those disclosed in the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K other than disclosed below.
Allowance for Credit Losses
The Company maintains an allowance for credit losses for expected uncollectible accounts receivable and contract assets, which is recorded as an offset to accounts receivable or contract assets and provisions for credit losses are recorded in general and administrative expense in the consolidated statements of income. Under the application of Accounting Standards Codification (“ASC”) Topic 326-20, Financial Instruments—Credit Losses (“ASC 326”), the allowance for current expected credit losses is based on a review of customer accounts and considers historical credit loss information that is adjusted for current economic and business conditions and anticipated future economic events that may impact collectability. In developing its expected credit loss estimate, the Company evaluated the appropriate grouping of accounts receivable and contract assets based upon its evaluation of risk characteristics, including consideration of region and industries of the customers. The allowance for credit losses is reviewed on a quarterly basis to assess the adequacy of the allowance. Allowance for credit losses was $0.9 million as of December 31, 2023.

Short-term investments
The Company invests in various types of securities, including United States government, commercial paper, and corporate debt securities. The Company classifies its investments as available-for-sale and records them at fair value based upon market prices at period end. For available-for-sale debt securities in an unrealized loss position, the Company evaluates whether a current expected credit loss exists based on available information relevant to the credit rating of the security, current economic conditions and reasonable and supportable forecasts. The allowance for credit loss is recorded in other income (expense), net, on the consolidated statements of income, not to exceed the amount of the unrealized loss. Any excess unrealized loss other than the credit loss is recognized in accumulated other comprehensive income or loss in the stockholders' equity section of the consolidated balance sheets. The cost of securities sold is based on the specific identification method and realized gains and losses are included in other income (expense), net. Dividend and interest income are recognized when earned. The Company may sell these securities at any time for use in current operations. There was no allowance for credit losses relating to the short-term investments recognized as of December 31, 2023.

Revenue
The Company had contract assets of $2.5 million and contract liabilities of $2.6 million as of December 31, 2023. The Company had contract assets of $2.8 million and contract liabilities of $3.0 million as of September 30, 2023. For the three months ended December 31, 2023 and December 31, 2022, the Company recognized revenue of $1.3 million and $2.3 million, respectively, from the amount that was included in the contract liability balance at the beginning of each period. In addition, for all periods presented, there was no revenue recognized in a reporting period from performance obligations satisfied in previous periods. The aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of December 31, 2023 was $7.3 million. The Company expects to recognize revenue over the next twelve months relating to performance obligations unsatisfied as of December 31, 2023.

Based on the nature of the Company's contracts with customers, which are recognized over a term of less than 12 months, the Company has elected to use the practical expedient whereby costs to obtain a contract are expensed as they are incurred.

The Company states its revenues net of any taxes collected from customers that are required to be remitted to various government agencies. The amount of taxes collected from customers and payable to governmental entities is included on the balance sheet as part of “Accrued expenses and other current liabilities.”

Recent accounting pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s ASC. The Company considered the applicability and impact of all recent ASUs. ASUs not listed below were assessed and determined to be not applicable to the Company’s consolidated financial position and results of operations.
Recent accounting pronouncements adopted
In June 2016, FASB issued ASU No. 2016-13 “Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments” and has since modified the standard with several ASUs (collectively, “Topic 326”). Topic 326 requires measurement and recognition of expected credit losses for financial assets. The ASU replaced previous incurred loss impairment guidance and established a single expected credit losses allowance framework for financial assets carried at amortized cost. It also eliminated the concept of other-than-temporary impairment and requires credit losses related to certain available-for-sale debt securities to be recorded through an allowance for credit losses. On October 1, 2023, the Company adopted this standard using a modified retrospective approach, which requires a cumulative-effect adjustment to the opening balance of retained earnings to be recognized on the date of adoption and, accordingly, recorded a net increase of $0.1 million to accumulated deficit as of the beginning of fiscal 2024. In connection with the adoption of Topic 326, the Company made an accounting policy election to not measure an allowance for credit losses for accrued interest receivable.

Recently issued accounting pronouncement not yet adopted
In December 2023, the FASB issued ASU No. 2023-09 "Income Taxes (Topic 740)". The amendments in this ASU require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. The amendments in this update are effective for annual periods beginning after December 15, 2024. The standard is not expected to have a material impact to the Company's condensed consolidated financial statements.
In November 2023, the FASB issued ASU No. 2023-08 "Segment Reporting (Topic 280)". The amendments in this ASU improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The standard is not expected to have a material impact to the Company's condensed consolidated financial statements.
The Company has evaluated other recently issued accounting pronouncements and has concluded that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption.

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
The following table sets forth the cash and cash equivalents, short-term investments and equity securities as of December 31, 2023:

(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$266,269	$—	$—	$266,269
Short-term investments:
Corporate bonds	5,974	—	(3)	5,971
U.S. government treasury bills	38,852	58	(6)	38,904
Non-current assets - investment in equity securities	3,711	—	—	3,711
Total	$314,806	$58	$(9)	$314,855
The following table sets forth the cash and cash equivalents, short-term investments and equity securities as of September 30, 2023:

(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$286,470	$—	$—	$286,470
Short-term investments:
Corporate bonds	14,918	—	(29)	14,889
U.S. government treasury bills	35,111	—	(57)	35,054
Non-current assets - investment in equity securities	3,711	—	—	3,711
Total	$340,210	$—	$(86)	$340,124

As of December 31, 2023, financial assets and liabilities measured and recognized at fair value are as follows:

(in thousands)	Level 1	Level 2	Level 3	Fair value
Assets
Money market funds	$234,679	$—	$—	$234,679
Corporate bonds	—	5,971	—	5,971
U.S. government treasury bills	38,904	—	—	38,904
Non-current assets - investment in equity securities	—	—	3,711	3,711
Total	$273,583	$5,971	$3,711	$283,265

Total financial liabilities	$—	$—	$—	$—

As of September 30, 2023, financial assets and liabilities measured and recognized at fair value are as follows:

(in thousands)	Level 1	Level 2	Level 3	Fair value
Assets
Money market funds	$245,654	$—	$—	$245,654
Corporate bonds	—	14,889	—	14,889
U.S. government treasury bills	35,054	—	—	35,054
Non-current assets - investment in equity securities	—	—	3,711	3,711
Total financial assets	$280,708	$14,889	$3,711	$299,308

Total financial liabilities	$—	$—	$—	$—

Contractual maturities of all the investments, as of December 31, 2023, were less than 12 months. The Company does not intend to sell the money market funds and short-term investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The unrealized loss on short-term investments have been in a continuous unrealized loss position for less than 12 months. Accrued interest receivable balance included in the prepaid expenses and other current assets within consolidated balance sheets were $1.2 million and $1.2 million as of December 31, 2023 and September 30, 2023, respectively. As of December 31, 2023, the gross unrealized losses on short-term investments are related to market interest rate changes and not attributable to credit.

During 2021 and as amended in 2022, the Company entered into convertible promissory note agreements with a privately held company (“Borrower”) pursuant to which the Company agreed to loan to the Borrower $3.5 million in a series of loan installments, evidenced by a convertible promissory note having a maturity date of May 1, 2023 (“Convertible Note”). The Convertible Note included an option to convert the Convertible Note into the Borrower’s equity at the Borrower’s next round of equity financing, and accrued interest at a rate of 4% per annum. In April 2023, the Company exercised the option and the Borrower issued to the Company ordinary shares which represent a 15% equity interest. As of December 31, 2023, the Company’s equity investments were categorized as Level 3 within the fair value hierarchy.
The equity investment held by the Company is a VIE, but the Company is not the primary beneficiary. The Company does not have the power to direct the activities that most significantly impact the economic performance of the investee. The Company’s maximum exposure to loss from this VIE consist of an equity investment of $3.7 million. Equity investments held by the Company lack readily determinable fair values and therefore the securities are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar equity securities of the same issuer. The Company reviews the carrying value of its equity investments for impairment whenever events or changes in business circumstances indicate the carrying amount of such asset may not be fully recoverable. Impairments, if any, are based on the excess of the carrying amount over the recoverable amount of the asset. There were no such impairments during the three months ended December 31, 2023 and December 31, 2022.
As of December 31, 2023 and September 30, 2023, there were no financial liabilities categorized as level 3 within the fair value hierarchy. There were no transfers between Level 1, Level 2 and Level 3 in the periods presented.

The following table provides a reconciliation of beginning and ending balances of the Level 3 financial assets during the three months ended December 31, 2023:

(in thousands)	Equity investments	Total
Balance as of September 30, 2023	$3,711	$3,711
Change in fair value	—	—
Additions during the year	—	—
Balance as of December 31, 2023	$3,711	$3,711

4. Balance sheet components
Inventories consist of the following:

(in thousands)	December 31, 2023	September 30, 2023
Raw materials	$23,753	$27,024
Work-in-process	2,390	1,113
Finished goods	4,720	3,926
	$30,863	$32,063

There is no consigned inventory balance as of December 31, 2023 and September 30, 2023.
Property and Equipment, net consists of the following:

(in thousands)	December 31, 2023	September 30, 2023
Laboratory equipment	$105,517	$104,508
Furniture, fixtures and other equipment	3,575	3,484
Vehicles	129	85
Computer equipment	3,128	3,103
Computer software	8,813	5,507
Leasehold improvements	57,410	57,271
Construction in progress	5,259	8,528
	$183,831	$182,486
Less: Accumulated depreciation	(57,606)	(50,656)
	$126,225	$131,830

As of December 31, 2023, the construction in progress mainly represents equipment costs and software development costs. Total depreciation expense was $6.9 million for the three months ended December 31, 2023 and $3.9 million for the three months ended and December 31, 2022, respectively.

Other current liabilities
The other current liabilities consist of the following:

(in thousands)	December 31, 2023	September 30, 2023
Income and other taxes payable	$3,197	$4,374
Deferred revenue	2,644	2,999
Other current liabilities	577	430
	$6,418	$7,803

5. Goodwill and intangible assets
There were no changes to the carrying value of goodwill during the three months ended December 31, 2023. Total amortization expense related to finite-lived intangible assets was $1.3 million for the three months ended December 31, 2023 and $1.4 million for the three months ended December 31, 2022.
The goodwill balance is presented below:

(in thousands)	December 31, 2023	September 30, 2023
Balance at beginning of period/year	$85,811	$85,811
Balance at end of period/year	$85,811	$85,811

The intangible assets balances are presented below:

	December 31, 2023
(in thousands, except for years)	Weighted average Amortization period in years	Gross carrying amount	Accumulated amortization	Net book value
Developed Technology	15	$50,020	$(8,451)	$41,569
Customer Relationships	11	15,210	(3,864)	11,346
Tradenames & Trademarks	3	900	(625)	275
Total finite-lived intangible assets		$66,130	$(12,940)	$53,190

	September 30, 2023
(in thousands, except for years)	Weighted average Amortization period in years	Gross carrying amount	Accumulated amortization	Net book value
Developed Technology	15	$50,020	$(7,636)	$42,384
Customer Relationships	11	15,210	(3,461)	11,749
Tradenames & Trademarks	3	$900	$(550)	$350
Total finite-lived intangible assets		$66,130	$(11,647)	$54,483

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
This case remains in the preliminary stage. Given the inherent uncertainty of litigation and the legal standards that must be met, including class certification and success on the merits, the Company cannot express an opinion on the likelihood of an unfavorable outcome or on the amount or range of any potential loss. The Company and the other defendants intend to vigorously defend themselves against the claims asserted against them, and filed a motion to dismiss the amended complaint on December 6, 2023. The plaintiffs filed a response in opposition to the motion to dismiss on January 26, 2024, and the Company intends to file a reply brief by February 23, 2024. The Court is scheduled to hear that motion on April 18, 2024.

Derivative Action

On September 25, 2023, a shareholder derivative suit captioned Shumacher vs. Leproust et al., No. 1:23-cv-01048-UNA, was filed in the United States District Court for the District of Delaware against directors of the Company and an employee (the “Derivative Action”). The suit is based on substantially the same allegations in the Securities Class Action and seeks to recover, on behalf of the Company, damages to the Company arising from, among other things, the Securities Class Action. On November 13, 2023, the parties to the Derivative Action entered into a stipulation staying the Derivative Action pending resolution of the anticipated motion to dismiss the defendants have filed in the Securities Class Action.

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
Supplemental balance sheet information related to the Company’s operating leases as of December 31, 2023 is as follows:

(in thousands)	December 31, 2023
Assets:
Operating lease right-of-use asset	$69,093
Current liabilities:
Current portion of operating lease liabilities	$14,808
Noncurrent liabilities:
Operating lease liabilities, net of current portion	$77,070

Future minimum lease payments under all non-cancelable operating leases that have commenced as of December 31, 2023 are as follows:

(in thousands)	Operating leases
Years ending September 30:
Remainder of 2024	$11,122
2025	14,924
2026	13,894
2027	8,371
2028	8,471
Thereafter	88,014
Total minimum lease payments	$144,796
Less: imputed interest	(52,918)
Total operating lease liabilities	$91,878
Less: current portion	(14,808)
Operating lease liabilities, net of current portion	$77,070

The statement of cash flows for the three months ended December 31, 2023 include changes in right-of-use assets and operating lease liabilities of $2.4 million and $2.2 million, respectively. For the three months ended December 31, 2022, changes in right-of-use assets and operating lease liabilities were $1.2 million and $0.9 million, respectively.
Operating lease expense was $4.0 million and $4.1 million for the three months ended December 31, 2023 and 2022, respectively. Cash payments for amounts included in the measurement of operating lease liabilities were $3.7 million and $3.6 million for the three months ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the weighted-average remaining lease term was 15.3 years and the weighted-average discount rate was 6.5%.

7. Related party transactions
During the three months ended December 31, 2023 and 2022, the Company purchased raw materials from a related party in the amount of $1.3 million and $2.1 million, respectively. During the three months ended December 31, 2023 and 2022, the Company had revenues from the related party in the amount of $2.3 million and $0.2 million, respectively. As of December 31, 2023, payable balances and receivable balances with the related party were $0.4 million and $1.7 million, respectively. Receivable balances with the related party were $1.7 million as of September 30, 2023. Payable balances with the related parties were immaterial as of September 30, 2023.

8. Income taxes
In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that quarter. For the three months ended December 31, 2023 and 2022, the Company recorded provisions for income taxes of $0.1 million and $0.1 million, respectively.

9. Common stock
As of December 31, 2023, the Company had reserved sufficient shares of common stock, with a par value of $0.00001 per share, for issuance upon exercise of outstanding stock options. Each share of common stock is entitled to one vote. The holders of shares of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors.

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

Inducement Equity Incentive Plan

On August 22, 2023, the board of directors adopted an inducement equity incentive plan (the “Inducement Plan”). The maximum aggregate number of shares that may be issued under the Inducement Plan is 700,000 of the Company's common stock. The Inducement Plan permits the grant of non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares. The shares issuable under the Inducement Plan are registered pursuant to a registration statement on Form S-8 filed with the Securities and Exchange Commission on August 25, 2023.

Restricted Stock Units

Restricted stock consists of restricted stock unit awards (“RSUs”) which have been granted to employees and non-employee directors. The value of an RSU award is based on the Company’s stock price on the date of grant. Employee grants generally vest over four years and non-employee director grants generally vest over one year. Forfeitures of RSUs are recognized as they occur. The shares underlying the RSU awards are not issued until the RSUs vest. Upon vesting, each RSU converts into one share of the Company’s common stock.

Activity with respect to the Company’s restricted stock units during the three months ended December 31, 2023 was as follows:

(in thousands, except per share data)	Shares	Weighted average grant date fair value per share
Nonvested shares at September 30, 2023	1,620	$40.73
Granted	1,035	22.14
Vested/Issued	(152)	43.58
Forfeited	(84)	50.29
Nonvested shares at December 31, 2023	2,419	$32.29

As of December 31, 2023, there was $71.5 million of total unrecognized compensation cost related to these awards that is expected to be recognized over a weighted average period of 2.8 years. The total grant date fair value of RSUs awarded during the three months ended December 31, 2023 was $22.9 million.
Performance Stock Units
Performance stock unit awards (“PSUs”) granted to certain employees will vest upon achievement of operational milestones related to the Wilsonville facility, and to Company executives will vest upon achievement of revenue, gross profit and cash balance metrics as determined by the board of directors, and to certain non-employee consultants will vest upon achievement of operational milestones. Stock compensation expense for PSUs is recorded over the vesting period based on the grant date fair value of the awards and probability of the achievement of specified performance targets. The grant date fair value is equal to the closing share price of the Company’s common stock on the date of grant. For employees, PSUs generally vest over a one to three-year service period following the grant date, provided that the recipient is a Company employee at the time of vesting and the performance targets applicable to each award are achieved. For non-employees, PSUs generally vest over a one to three-year service period following the grant date, provided that the performance targets applicable to each award are achieved. The percentage of PSUs that vest will depend on the achievement of specified performance targets at the end of the performance period and can range from 0% to 150% of the number of units granted. Any PSUs that are unvested at the end of the performance period are forfeited. Forfeitures of PSUs are recognized as they occur.
Activity under the PSUs during the three months ended December 31, 2023 is summarized below:

(in thousands, except per share data)	Shares	Weighted average grant date fair value per share
Nonvested shares at September 30, 2023	932	$36.82
Granted	570	17.31
Vested/Issued	(82)	80.27
Forfeited	(15)	48.37
Nonvested shares at December 31, 2023	1,405	$26.23

As of December 31, 2023, the unrecognized compensation costs related to these awards was $27.2 million based on the maximum achievement of the performance targets. The Company expects to recognize those costs over a weighted average period of 1.6 years. The total grant date fair value of PSUs awarded during the three months ended December 31, 2023 was $9.9 million.

Options
Options are generally granted to employees and were granted to non-employee directors until FY 2020. Stock options entitle the holder to purchase, at the end of the vesting term, a specified number of shares of Company common stock at an exercise price per share equal to the closing market price of the common stock on the date of grant. Stock options have a contractual life from the date of the grant and a vesting schedule as established by the board of directors. The maximum term of stock options granted under the 2018 Plan is 10 years and the awards generally vest over a four-year period. Forfeitures of options are recognized as they occur. The fair value of each service based stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company historically had been a private company and lacked company-specific historical and implied volatility information for its stock. Therefore, it estimated its expected stock price volatility based on the historical volatility of publicly traded peer companies through the period ended December 31, 2023 and utilized the “simplified” method for awards that qualify as “plain-vanilla” options. As determined under the simplified method, the expected term of stock options granted is calculated based on contractual and vesting terms of the option award, the risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award, and the expected dividend yield is zero based on the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future.

Options activity during the three months ended December 31, 2023 is summarized below:

(in thousands, except per share data)	Shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at September 30, 2023	2,119	$24.18	5.25	$6,715
Forfeited	(85)	34.45	—	—
Exercised	(58)	16.42	—	483
Outstanding at December 31, 2023	1,976	$23.97	1.86	$29,951
Nonvested at December 31, 2023	19	77.89	5.48	5
Exercisable at December 31, 2023	1,958	$23.46	1.82	$29,946
As of December 31, 2023, the unrecognized compensation costs related to these awards was $0.8 million. The Company expects to recognize those costs over a weighted average period of 1.0 year. The Company did not grant any options during the year ended December 31, 2023.
Performance Stock Options
On September 1, 2020, the board of directors approved the implementation of a revised annual equity award program for executive officers, senior level employees and consultants to be granted as performance-based stock options ("PSOs") under the 2018 Plan. The PSOs issued to executive officers and senior level employees vested in prior years. The number of PSOs ultimately earned under the awards to a consultant is calculated based on the achievement of certain operational milestones. The maximum term of performance stock options granted under the 2018 Plan is 10 years for both employees and non-employees. The awards generally vest over a two-year period for executive officers and senior level employees. Awards to non-employees generally vest over a five-year period.

The provisions of the PSOs are considered a performance condition, and the effects of that performance condition are not reflected in the grant date fair value of the awards. The Company used the Black-Scholes method to calculate the fair value at the grant date without regard to the vesting condition and will recognize compensation cost for the options that are expected to vest. Forfeitures of PSOs are recognized as they occur. The Company reassesses the probability of the performance condition at each reporting period and adjusts the compensation cost based on the probability assessment. As of December 31, 2023, the Company determined that 30,000 shares are expected to vest based on the probability of the performance condition that will be achieved under this equity award program.

Activity under the PSOs during the three months ended December 31, 2023 is summarized below:

(in thousands, except per share data)	Shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at September 30, 2023	289	$60.82	7.37	$—
Nonvested at September 30, 2023	30	$31.29	8.57	$—
Exercisable at September 30, 2023	259	64.24	7.23	—
Forfeited	(12)	$67.85	—	$—
Exercisable at December 31, 2023	247	$64.07	6.99	$251
Nonvested at December 31, 2023	30	31.29	8.32	167
Outstanding at December 31, 2023	277	$60.53	7.13	$418

As of December 31, 2023, the unrecognized compensation costs related to these awards was $0.3 million. The Company expects to recognize those costs over a weighted average period of 1.3 years.

Total stock-based compensation expense/(credit) recognized was as follows:

	Three months ended December 31,
(in thousands)	2023	2022
Cost of revenues	$924	$1,142
Research and development	2,838	4,418
Selling, general and administrative	7,258	(7,885)
Total stock-based compensation	$11,020	$(2,325)

During the three months ended December 31, 2022, stock-based compensation was a credit of $2.3 million primarily as a result of departing employee share forfeitures, and a stock-based credit related to a business combination due to non-achievement of a performance condition. An immaterial amount of stock-based compensation was capitalized to inventories attributable to employees who support the manufacturing of the Company's products for the three months ended December 31, 2023. The balance sheet as of December 31, 2023 includes $1.3 million of stock-based compensation primarily related to the implementation of the Company’s lab production software system and order management system, which was capitalized in property and equipment.

2018 Employee Stock Purchase Plan
On September 26, 2018, the board of directors adopted the 2018 Employee Stock Purchase Plan (the "2018 ESPP"). The number of shares reserved for issuance under the 2018 ESPP upon approval was 275,225 shares of the Company’s common stock, and it increases automatically on the first day of each fiscal year, following the fiscal year in which the 2018 ESPP became effective, by a number equal to the least of 249,470 shares, 1% of the shares of common stock outstanding at that time, or such number of shares determined by the Company’s board of directors. The number of shares reserved for issuance at December 31, 2023 was as follows:

(In thousands)	Shares available
Outstanding at September 30, 2023	539
Additional shares authorized	249
Shares issued during the period	—
Outstanding at December 31, 2023	788

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
Unless otherwise determined by the board of directors, the Company’s common stock will be purchased for the accounts of employees participating in the 2018 ESPP at a price per share that is the lesser of 85% of the fair market value of the Company’s common stock on the first trading day of the offering period or 85% of the fair market value of the Company’s common stock on the last trading day of the offering period. During the three months ended December 31, 2023 and 2022, activity under the 2018 ESPP was immaterial.

401(k) Savings Plan

During 2018, the Company adopted a 401(k) savings plan for the benefit of its employees. In January 2022, the Company modified its plan to include an employer matching contribution. The Company is required to make matching contributions to the 401(k) plan equal to 50% of the first 6% of wages deferred by each participating employee. The Company incurred expenses for employer matching contributions of $0.7 million and $0.7 million for the three months ended December 31, 2023 and 2022, respectively.

Abveris Acquisition
At September 30, 2022, management determined that the achievement of the performance condition relating to the equity awards granted in connection with the Abveris acquisition awards was probable, and cumulative stock-based compensation expense of $9.9 million was recognized during the year ended September 30, 2022. At December 31, 2022, management determined that the performance condition was not achieved, and therefore the cumulative stock-based compensation expense recognized to date was reversed, resulting in a reduction of stock compensation expense of $9.9 million in the three months ended December 31, 2022.

11. Net loss per share attributable to common stockholders
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders:

	Three months ended December 31,
(in thousands, except per share data)	2023	2022
Numerator:
Net loss attributable to common stockholders	$(43,008)	$(41,824)
Denominator:
Weighted average shares used in computing net loss per share, basic and diluted	57,497	56,444
Net loss per share attributable to common stockholders, basic and diluted	$(0.75)	$(0.74)

The potentially dilutive common shares that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive for the periods presented are as follows:

	Three months ended
	December 31,
(in thousands)	2023	2022
Shares subject to options (including performance options) to purchase common stock	2,253	2,693
Unvested restricted stock units and performance stock units	3,824	2,577
Shares subject to employee stock purchase plan	124	137
Total	6,201	5,407

12. Geographic, product and industry information
The table below sets forth revenues by geographic region, based on ship-to destinations. Americas consists of the United States of America, Canada, Mexico and South America; EMEA consists of Europe, the Middle East, and Africa; and APAC consists of Japan, China, South Korea, India, Singapore, Malaysia, and Australia.

	Three months ended December 31,
(in thousands)	2023	2022
Americas	$43,959	$33,646
EMEA	21,220	16,331
APAC	6,319	4,266
Total	$71,498	$54,243

The table below sets forth revenues by products.

	Three months ended December 31,
(in thousands)	2023	2022
Synthetic genes	$19,726	$16,175
Oligo pools	4,189	3,699
DNA libraries	2,939	1,836
Antibody discovery	5,226	8,171
NGS tools	39,418	24,362
Total	$71,498	$54,243

The table below sets forth revenues by industry.

	Three months ended December 31,
(in thousands)	2023	2022
Industrial chemicals/materials	$16,277	$13,575
Academic research	13,773	10,015
Healthcare	40,881	30,013
Food/agricultural	567	640
Total	$71,498	$54,243

13. 2023 Restructuring and other costs
On May 3, 2023, the Company’s Board of Directors approved a strategic restructuring plan to reduce costs, build a leaner organization and increase operating efficiencies. The restructuring plan included a reduction in force which affected approximately 270 employees worldwide, representing approximately 25% of the Company’s total workforce. The majority of these employees separated from the Company by September 30, 2023. The reduction in force is subject to local regulatory requirements. Furthermore, as part of the plan the Company removed the duplication of synthetic biology production across its South San Francisco, California and Wilsonville, Oregon facilities. The plan was implemented beginning in May 2023 and was substantially completed by the end of fiscal year 2023. Total restructuring and other costs of $16.2 million was incurred by the Company during the year ended September 30, 2023 and included employee severance and related benefit costs of $8.5 million, restructuring and non-restructuring related impairment of property and equipment of $6.8 million, and other costs associated with restructuring of $0.9 million.
As of December 31, 2023 and September 30, 2023, the severance and related benefit costs included in accrued compensation in the consolidated balance sheets were $0.1 million and $0.5 million, respectively.

* * * * *

Item 2. Management’s discussion and analysis of financial condition and results of operations
You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 filed with the U.S. Securities and Exchange Commission, or the SEC, on November 21, 2023, or our Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those discussed in the section entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. In preparing this MD&A, we presume that readers have access to and have read the MD&A in our Annual Report on Form 10-K, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K.
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
Additionally, we believe our platform will enable new value-added opportunities, such as discovery partnerships for biologic drugs, and will enable new applications for synthetic DNA, such as digital data storage. We sell our synthetic DNA and synthetic DNA-based products to a customer base of approximately 3,450 customers annually across a broad range of industries.
We launched the first application of our platform, synthetic genes and oligo pools, in April 2016 to disrupt the gene synthesis market and make legacy DNA synthesis methods obsolete.
We have grown rapidly and generated revenues of $71.5 million and $54.2 million in the three months ended December 31, 2023 and 2022, respectively, while incurring net losses of $43.0 million and $41.8 million for the three months ended December 31, 2023 and 2022, respectively. Since our inception, we have incurred significant operating losses and have accumulated net deficit of $1,076.2 million. To support our growth, we have resized our number of employees and increased investment in our manufacturing capabilities. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the success of our existing products and the development and commercialization of additional products in the synthetic biology, biologic drug and data storage industries, including our Express Genes product which we launched in the fall of 2023, as well as leveraging our investment in our manufacturing facility near Portland, Oregon.

For the three months ended December 31, 2023 and 2022, we served approximately 2,140 and 2,060 customers, respectively.
Highlights from three months ended December 31, 2023 compared with three months ended December 31, 2022 include:
•Revenue growth of 32% to $71.5 million from $54.2 million, primarily due to order growth in NGS tools, synthetic genes and DNA libraries; and
•the number of our genes shipped increasing from 134,000 in 2022 to 171,000.

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

Financial overview

The following table summarizes certain selected historical financial results:

	Three months ended
	December 31,
(in thousands)	2023	2022
Revenues	$71,498	$54,243
Loss from operations	(46,977)	(44,630)
Net loss attributable to common stockholders	(43,008)	(41,824)

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

	Three months ended December 31,
(in thousands, except percentages)	2023	%	2022	%
Americas	$43,959	61%	$33,646	62%
EMEA	21,220	30%	16,331	30%
APAC	6,319	9%	4,266	8%
Total revenues	$71,498	100%	$54,243	100%

Revenues by product
The table below sets forth revenues by product:

	Three months ended December 31,
(in thousands, except percentages)	2023	%	2022	%
Synthetic genes	$19,726	28%	$16,175	30%
Oligo pools	4,189	6%	3,699	7%
DNA libraries	2,939	4%	1,836	3%
Antibody discovery	5,226	7%	8,171	15%
NGS tools	39,418	55%	24,362	45%
Total revenues	$71,498	100%	$54,243	100%

Revenues by industry
The table below sets forth revenues by industry:

	Three months ended December 31,
(in thousands, except percentages)	2023	%	2022	%
Industrial chemicals/materials	$16,277	25%	$13,575	25%
Academic research	13,773	19%	10,015	19%
Healthcare	40,881	55%	30,013	55%
Food/agriculture	567	1%	640	1%
Total revenues	$71,498	100%	$54,243	100%

Product shipments including synthetic genes
Shipments of all products and number of genes shipped in the three months ended December 31, 2023, September 30, 2023, June 30, 2023, March 31, 2023, December 31, 2022, September 30, 2022, June 30, 2022, and March 31, 2022 were as follows:

	Three months ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
(in thousands)	2023	2023	2023	2023	2022	2022	2022	2022
Number of genes shipped	171	177	171	152	134	146	163	124
Number of shipments	18	17	17	15	14(1)	20	15	14
(1) Previously reported number of shipments have been updated to conform to the current period presentation.

Comparison of the three months ended December 31, 2023 and 2022
Revenues

	Three months ended December 31,
(in thousands, except percentages)	2023	2022	Change	%
Revenues	$71,498	$54,243	$17,255	32%

In the three months ended December 31, 2023, revenues increased to $71.5 million from $54.2 million in the three months ended December 31, 2022. The increase in revenue reflects growth in NGS tools revenue of $15.1 million, growth in synthetic genes revenue of $3.6 million and growth in DNA libraries revenue of $1.1 million, partially offset by a decrease in revenue from antibody discovery of $2.9 million. The growth in NGS tools revenue is primarily attributable to an increase in revenue from our top customers and the adoption of our products by a larger customer base within industrial chemicals/materials, healthcare and academic research industries. Our synthetic genes revenue grew mainly from our top customers and growth in the industrial chemicals/material, healthcare and academic research industries, as well as an improved turnaround time. In the three months ended December 31, 2023, we shipped approximately 171,000 genes compared to approximately 134,000 genes in the three months ended December 31, 2022, an increase of 28%. Changes in our synthetic gene pricing, while favorable, had a minimal impact on our results of operations period-over-period. Our DNA libraries revenue grew mainly due to an increase in customers in the academic research and healthcare industries. Our antibody discovery revenue decreased primarily due to a reduction in orders as we rebuilt our commercial team in late 2023 as a result of internal integration challenges.

Cost of revenues

	Three months ended December 31,
(in thousands, except percentages)	2023	2022	Change	%
Cost of revenues	$42,536	$29,442	$13,094	44%

In the three months ended December 31, 2023, cost of revenues increased to $42.5 million from $29.4 million in the three months ended December 31, 2022. The increase was attributable to an increase in material costs of $7.4 million due to higher volume and increase in depreciation and amortization expense of $2.6 million primarily due to the capital investment to an increase capacity by building out our new manufacturing facility located in Wilsonville, Oregon. The remaining increase was attributable to increase in personnel costs, including stock-based compensation of $2.2 million, which included savings related to the 2023 restructuring plan and increase in facilities costs of $0.3 million and increase in outside services of $0.6 million.
Research and development expenses

	Three months ended December 31,
(in thousands, except percentages)	2023	2022	Change	%
Research and development	$23,099	$31,242	$(8,143)	(26)%

In the three months ended December 31, 2023, research and development expenses decreased to $23.1 million from $31.2 million in the three months ended December 31, 2022. The decrease is primarily due to decreases in personnel costs of $4.0 million, stock-based compensation of $1.6 million as a result of reduction of personnel, lab supplies of $2.2 million, facilities costs of $0.3 million, and depreciation of $0.2 million.
Selling, general and administrative

	Three months ended December 31,
(in thousands, except percentages)	2023	2022	Change	%
Selling, general and administrative	$52,840	$42,324	$10,516	25%

In the three months ended December 31, 2023, selling, general and administrative expenses increased to $52.8 million from $42.3 million in the three months ended December 31, 2022. The increase is primarily attributable to higher stock-based compensation of $15.2 million due to the reversal of stock-based compensation in the first quarter of 2023 because of employee stock forfeitures related to an acquisition performance condition not being met. Further, the increase was attributable to an increase in personnel costs of $2.7 million, outside services of $1.2 million and IT-related service costs of $1.0 million. These increases were partially offset by a decrease in pre-commercialization costs for the Wilsonville manufacturing facility of $11.8 million.

Change in fair value of contingent consideration and holdbacks

	Three months ended December 31,
(in thousands, except percentages)	2023	2022	Change	%
Change in fair value of contingent consideration and holdbacks	$—	$(4,135)	$4,135	(100)%

In the three months ended December 31, 2022, we recognized a change in fair value of the contingent consideration and holdbacks of $3.7 million and $0.4 million related to the acquisitions of Abveris and iGenomX, primarily as a result of not achieving Abveris revenue target of calendar year 2022 and a change in fair value of our stock price as of December 31, 2022.
Interest and other income (expense), net

	Three months ended December 31,
(in thousands, except percentages)	2023	2022	Change	%
Interest income	$4,120	$3,040	$1,080	36%
Interest expense	—	(1)	1	(100)%
Other expense	(31)	(157)	126	(80)%
Total interest and other income (expense), net	$4,089	$2,882	$1,207	42%

In the three months ended December 31, 2023, interest income was $4.1 million compared to $3.0 million in the three months ended December 31, 2022, resulting from increased interest rates on our short-term investments.

Income tax (provision) / benefit

	Three months ended December 31,
(in thousands, except percentages)	2023	2022	Change	%
Income tax (provision) / benefit	$(120)	$(76)	$(44)	58%

We recorded an income tax provision of $0.1 million and $0.1 million in the three months ended December 31, 2023 and December 31, 2022, respectively.

Liquidity and capital resources
Sources of liquidity
To date, we have financed our operations principally through public equity raises, private placements of our convertible preferred stock, borrowings from credit facilities and revenue from our commercial operations.
Since our inception on February 4, 2013 and through December 31, 2023, we have received an aggregate of $1,333.7 million in net proceeds from the issuance of equity securities in public offerings and an aggregate of $13.8 million from debt issuances. At December 31, 2023, we had a balance of $266.3 million of cash and cash equivalents and $44.9 million in short-term investments.

Operating capital requirements
Our primary uses of capital are, and we expect will continue to be for the near future, compensation and related expenses, manufacturing costs, laboratory and related supplies, legal and other regulatory expenses and general overhead costs and the capital expenditures for our facility expansion including our manufacturing facility located in Wilsonville, Oregon. We had $1.5 million in commitments for capital expenditures as of December 31, 2023.

Cash flows
The following table summarizes our sources and uses of cash and cash equivalents:

	Three months ended December 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(22,973)	$(54,070)
Net cash provided by (used in) investing activities	4,165	(6,971)
Net cash used in financing activities	(1,473)	(395)

Operating activities
Net cash used in operating activities was $23.0 million in the three months ended December 31, 2023 and consisted primarily of a net loss of $43.0 million adjusted for non-cash items including depreciation and amortization expenses of $8.2 million, stock-based compensation expense of $11.0 million, non-cash lease expense of $0.2 million and a net change in operating assets and liabilities of $0.5 million. The change in operating assets and liabilities was mainly due to a decrease in accounts receivable of $8.1 million, inventories of $1.2 million, other non-current assets of $0.3 million and accrued expenses of $2.9 million, offset by an increase in prepaid expenses of $1.1 million, accounts payable of $4.2 million, accrued compensation of $5.1 million and other liabilities of $1.5 million.
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
Investing activities
In the three months ended December 31, 2023, our investing activities provided net cash of $4.2 million, which was comprised of the proceeds from the net impact of purchases and maturity of investments of $5.7 million, offset by the purchases of laboratory property, equipment and computers of $1.5 million.
In the three months ended December 31, 2022, our investing activities used net cash of $7.0 million. The use of net cash resulted primarily from the net impact of purchases, sale and maturity of investments of $4.9 million and purchases of laboratory property, equipment and computers of $11.8 million.
Financing activities
Net cash used in financing activities was $1.5 million in the three months ended December 31, 2023, which consisted of $2.4 million in repurchases of common stock for income tax withholdings, offset by $1.0 million from the exercise of stock options.
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

Critical accounting policies and significant management estimates
The preparation of our Condensed Consolidated Financial Statements in accordance with generally accepted accounting principles in the United States of America requires management to make estimates and judgments that affect the reported amounts in the financial statements and related disclosures. On an ongoing basis, we evaluate our significant accounting policies and estimates. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates are assessed each period and updated to reflect current information. Actual results may differ significantly from these estimates. A summary of our critical accounting policies and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2023. There were no material changes to our critical accounting policies and estimates during the three months ended December 31, 2023.

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
We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents, and marketable securities of $311.1 million and $336.4 million as of December 31, 2023 and September 30, 2023, respectively, which consisted primarily of money market funds and marketable securities, largely composed of investment grade, short to intermediate term fixed income securities.

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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2023, which is the end of the period covered by this Quarterly Report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures were not effective as of December 31, 2023 due to the material weakness in internal control over financial reporting described in Part II, Item 9A of the Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

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

Refer to the management report on internal control over financial reporting in Part II, Item 9A of our Annual Report on Form 10-K for a discussion of the material weakness existing as of September 30, 2023, which continued to exist as of December 31, 2023.

Remediation Plan of Material Weaknesses
As previously described in Part II, Item 9A of our Annual Report on Form 10-K, we are continuing to enhance our overall control environment and are devoting substantial effort by enhancing our manual and automated controls to remediate the identified material weakness. For a more comprehensive discussion of the remedial measures which are being undertaken to address these material weaknesses, or the Remediation Plan, refer to Part II, Item 9A, “Remediation of Material Weaknesses,” of our Annual Report on Form 10-K.

Additional changes and improvements may be identified and adopted as we continue to evaluate and implement our Remediation Plan. These material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that the enhanced control is operating effectively.

Changes in Internal Control over Financial Reporting
Except for actions taken under the Remediation Plan described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our Annual Report on Form 10-K filed with the SEC on November 21, 2023 and this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K, other than the updates to the risk factors set forth below. We may disclose changes to risk factors or additional risk factors from time to time in our future filings with the SEC.
Risks related to our business
Our manufacturing operations in the United States currently depend primarily on our Wilsonville facility. If this facility is destroyed or we experience any manufacturing difficulties, disruptions, or delays, this could limit supply of our product or adversely affect our ability to sell products or conduct our clinical trials, and our business would be adversely impacted.
Although a portion of our manufacturing still takes place at our headquarters in South San Francisco, California, we depend primarily on our manufacturing facility in Wilsonville, Oregon. For example, we have consolidated synthetic biology production in Wilsonville, and our Express Genes product is manufactured solely in Wilsonville. Any manufacturing difficulties at our Wilsonville facility could result in turnaround time delays. If regulatory, manufacturing, or other problems require us to discontinue production at our Wilsonville facility, we will not be able to manufacture our synthetic genes, oligo pools or selected NGS products or create our DNA libraries, which would adversely impact our business. If this facility or the equipment in it is significantly damaged, destroyed, or affected by fire, flood, power loss, or similar events, or is shut down for health and safety reasons, including public health emergencies, severe weather, or other reasons, we may not be able to quickly or inexpensively replace our manufacturing capacity or replace the facility at all. In the event of a temporary or protracted loss of this facility or equipment, we might not be able to transfer manufacturing to another third party. Even if we could transfer manufacturing from one facility to another, the shift would likely be expensive and time-consuming, particularly if we were to maintain the current manufacturing standards procedures at such alternative facility.
Natural disasters, public health crises, political crises, severe weather events, and other catastrophic events or other events outside of our control may damage our facilities or the facilities of third parties on which we depend and could impact our ability to sell products.
Our headquarters in South San Francisco, California is located near known earthquake fault zones and is vulnerable to damage from earthquakes. Our primary manufacturing facility in Wilsonville, Oregon is vulnerable to extreme heat, wildfires, and severe weather events, all of which may be further exacerbated by the effects of climate change, as well as damage from earthquakes. An earthquake or other natural disaster or power shortages or outages could disrupt operations or impair critical systems at our headquarters or at any of our other facilities throughout the world. We, our suppliers, third-party service providers and customers are vulnerable to damage from natural disasters, including fire, floods or monsoons, power loss, communications failures, public health crises, such as pandemics and epidemics, political crises, such as terrorism, war, political instability or other conflict and similar events. If any disaster were to occur, our ability to operate our business at any of our facilities could be seriously, or potentially completely, impaired. In addition, the nature of our activities could cause significant delays in our research programs and commercial activities and make it difficult for us to recover from a disaster. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions. Accordingly, an earthquake or other disaster could materially and adversely harm our ability to conduct business. Furthermore, our in vivo antibody discovery services involve mice. In the past, vivarium sites have been shut down by animal activists, and any disturbance or shut down at the site where our in vivo antibody discovery work is being conducted could disrupt our business operations or harm our reputation.

Delivery of our products could be delayed or disrupted by factors beyond our control, and we could lose customers as a result.
We rely on third-party carriers for the timely delivery of our products. As a result, we are subject to carrier disruptions and increased costs that are beyond our control, including travel restrictions, employee strikes, inclement weather, delays due to public health emergencies, and increased fuel costs. For example, in the past we have experienced shipment delays due to flight cancellations caused by inclement weather. Any failure to deliver products to our customers in a timely and accurate manner may damage our reputation and brand and could cause us to lose customers. If our relationship with any of these third-party carriers is terminated or impaired or if any of these third parties are unable to deliver our products, the delivery and acceptance of our products by our customers may be delayed which could harm our business and financial results. The failure to deliver our products in a timely manner may harm our relationship with our customers, increase our costs and otherwise disrupt our operations.
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
Several patent applications covering our technologies have been filed recently. We cannot offer any assurances about which, if any, patents will issue, the breadth of any such patent, or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. Any successful opposition to these patents or any other patents owned by or, if applicable in the future, licensed to us could deprive us of rights necessary for the practice of our technologies or the successful commercialization of products that we may develop. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to our technologies or products. Furthermore, an interference proceeding can be provoked by a third party or instituted by the U.S. Patent and Trademark Office ("USPTO"), or the European Patent Office ("EPO"), to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. For example, on March 3, 2021, our European Patent No. 3030682 which relates to polynucleotide synthesis was opposed by an anonymous third party. An initial decision to revoke the patent was issued on November 29, 2022, which will not become final until all appeals are exhausted. We believe the EPO's decision relating to the original claims is erroneous and we appealed the EPO’s decision on January 27, 2023. The opponent filed a reply to the appeal on August 2, 2023, and the appeal remains pending. We continue to prosecute related pending European applications.
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
None.

Item 3. Defaults upon senior securities
None.

Item 4. Mine safety disclosures
Not applicable.

Item 5. Other information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (both as defined in Item 408(a) of Regulation S-K).

›Item 6. Exhibits

Exhibit Number	Description	Filed / Furnished / Incorporated from Form

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by Chief Executive Officer.	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by Chief Financial Officer.	Filed herewith

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.	Furnished herewith

32.2†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.	Furnished herewith

10.1*	Employment Agreement dated December 18, 2023 between Twist Bioscience Corporation and Adam Laponis.	Filed herewith

101
The following materials from Twist Bioscience Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.
Filed herewith

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, formatted in Inline XBRL (included in Exhibit 101).	Filed herewith

*	Management contract or compensatory plan or arrangement.
†	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Twist Bioscience Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, regardless of any general incorporation language contained in any filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 2, 2024	Twist Bioscience Corporation

	By:	/s/ Adam Laponis
Adam Laponis
Chief Financial Officer
(Authorized officer)