Form 10-Q
period 2024-03-31
Twist Bioscience Corp
filed 2024-05-02
CIK 1581280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024
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

The number of shares of the Registrant’s common stock outstanding as of April 29, 2024, was 58,225,999.

TWIST BIOSCIENCE CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2024

Forward-looking statements
This Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, or Form 10-Q, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements relate to, among other matters, plans for product development and licensing to third parties, plans and timeframe for the commercial development of DNA data storage capabilities, expectations regarding market penetration, anticipated customer conversions to our products, plans to expand in the international markets, and identification and development of potential antibody candidates. Forward-looking statements are also identified by the words “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” and variations of such words and similar expressions. You should not rely upon forward-looking statements as predictions of future events. Such statements are based on management’s expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results, events or circumstances to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include:
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
•our ability to develop and commercialize additional products in the synthetic biology, biologic drug and data storage industries, including our Express Genes product;

•our ability to leverage our investment in our manufacturing facility in Wilsonville, Oregon;

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
•the effects of natural or man-made catastrophic events or public health emergencies;
•the effectiveness of our internal controls;
•changes in government regulation affecting our business;
•uncertainty as to economic and market conditions and the impact of adverse economic conditions; and
•other risk factors included under the section titled “Risk factors” contained in Item 1A of our Annual Report on Form 10-K filed with the SEC on November 21, 2023, our Quarterly Report on Form 10-Q filed with the SEC on February 2, 2024 and this Quarterly Report on Form 10-Q.

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

PART I. Financial information

Item 1. Financial statements

Twist Bioscience Corporation
Condensed Consolidated Balance Sheets (unaudited)

(In thousands except per share data)	March 31, 2024	September 30, 2023
Assets
Current assets:
Cash and cash equivalents	$243,348	$286,470
Short-term investments	49,994	49,943
Accounts receivable, net	35,993	44,064
Inventories	30,376	32,063
Prepaid expenses and other current assets	12,158	11,716
Total current assets	$371,869	$424,256
Property and equipment, net	121,339	131,830
Operating lease right-of-use assets	63,666	71,531
Goodwill	85,811	85,811
Intangible assets, net	51,898	54,483
Restricted cash, non-current	2,868	2,811
Other non-current assets	5,395	5,681
Total assets	$702,846	$776,403
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,703	$14,052
Accrued expenses	14,513	10,754
Accrued compensation	25,214	25,818
Current portion of operating lease liability	14,621	14,896
Other current liabilities	5,439	7,803
Total current liabilities	$67,490	$73,323
Operating lease liability, net of current portion	74,804	79,173
Other non-current liabilities	421	475
Total liabilities	$142,715	$152,971
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.00001 par value —100,000 and 100,000 shares authorized at March 31, 2024 and September 30, 2023, respectively; 58,162 and 57,557 shares issued and outstanding at March 31, 2024 and September 30, 2023, respectively	$—	$—
Additional paid-in capital	1,682,473	1,657,222
Accumulated other comprehensive income	(660)	(756)
Accumulated deficit	(1,121,682)	(1,033,034)
Total stockholders’ equity	$560,131	$623,432
Total liabilities and stockholders’ equity	$702,846	$776,403

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three months ended March 31,		Six months ended March 31,
(In thousands, except per share data)	2024	2023	2024	2023
Revenues [1]	$75,302	$60,180	$146,800	$114,423
Operating expenses:
Cost of revenues	$44,420	$41,669	$86,955	$71,111
Research and development	24,149	27,379	47,249	58,621
Selling, general and administrative	55,622	53,965	108,462	96,289
Change in fair value of contingent considerations and holdbacks	—	(1,196)	—	(5,331)
Total operating expenses	$124,191	$121,817	$242,666	$220,690
Loss from operations	$(48,889)	$(61,637)	$(95,866)	$(106,267)
Interest income	3,941	3,464	8,061	6,504
Interest expense	—	(2)	—	(3)
Other income (expense), net	(199)	(305)	(230)	(462)
Loss before income taxes	$(45,147)	$(58,480)	$(88,035)	$(100,228)
Income tax provision	(345)	(676)	(465)	(752)
Net loss attributable to common stockholders	$(45,492)	$(59,156)	$(88,500)	$(100,980)
Other comprehensive loss:
Change in unrealized gain (loss) on investments	(57)	647	77	1,516
Foreign currency translation adjustment	(38)	73	19	438
Comprehensive loss	(45,587)	(58,436)	(88,404)	(99,026)
Net loss per share attributable to common stockholders—basic and diluted	$(0.79)	$(1.04)	$(1.54)	$(1.78)
Weighted average shares used in computing net loss per share attributable to common stockholders—basic and diluted	57,779	56,777	57,637	56,608

[1] During the three and six months ended March 31, 2024, the Company generated revenues from related parties totaling of $3.2 million and $5.6 million, respectively. During the three and six months ended March 31, 2023, the Company generated revenues from related parties totaling $2.2 million and $2.6 million, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

	Three months ended March 31, 2024
	Common stock		Additional paid-in capital	Accumulated Other comprehensive loss	Accumulated deficit	Total stockholders' equity
(In thousands)	Shares	Amount
Balances as of December 31, 2023	57,779	$—	$1,666,797	$(565)	$(1,076,190)	$590,042
Vesting of restricted stock units	229	$—	$—	$—	$—	$—
Exercise of stock options	69	—	1,317	—	—	1,317
Issuance of shares under the employee stock purchase program	124	—	2,047	—	—	2,047
Repurchases of common stock for income tax withholding	(39)	—	(1,535)	—	—	(1,535)
Stock-based compensation	—	—	13,847	—	—	13,847
Other comprehensive income	—	—	—	(95)	—	(95)
Net loss	—	—	—	—	(45,492)	(45,492)
Balances as of March 31, 2024	58,162	$—	$1,682,473	$(660)	$(1,121,682)	$560,131

	Three months ended March 31, 2023
	Common stock		Additional paid-in capital	Accumulated Other comprehensive income	Accumulated deficit	Total stockholders' equity
(In thousands)	Shares	Amount
Balances as of December 31, 2022	56,645	$—	$1,617,174	$(609)	$(870,240)	$746,325
Vesting of restricted stock units	198	$—	$—	$—	$—	$—
Exercise of stock options	22	—	250	—	—	250
Issuance of shares under the employee stock purchase program	132	—	2,537	—	—	2,537
Repurchases of common stock for income tax withholding	(64)	—	(1,262)	—	—	(1,262)
Issuance of shares from business acquisition	172	—	4,092	—	—	4,092
Stock-based compensation	—	—	10,426	—	—	10,426
Other comprehensive income	—	—	—	720	—	720
Net loss	—	—	—	—	(59,156)	(59,156)
Balances as of March 31, 2023	57,105	$—	$1,633,217	$111	$(929,396)	$703,932

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Six months ended March 31, 2024
	Common stock		Additional paid-in capital	Accumulated Other comprehensive loss	Accumulated deficit	Total stockholders' equity
(In thousands)	Shares	Amount
Balances as of September 30, 2023	57,557	$—	$1,657,222	$(756)	$(1,033,034)	$623,432
Impact of ASU 2016-13 adoption (Note 2)	—	$—	$—	$—	$(148)	$(148)
Vesting of restricted stock units	489	—	—	—	—	—
Exercise of stock options	127	—	2,268	—	—	2,268
Issuance of shares under the employee stock purchase program	124	—	2,047	—	—	2,047
Repurchases of common stock for income tax withholding	(135)	—	(3,960)	—	—	(3,960)
Stock-based compensation	—	—	24,896	—	—	24,896
Other comprehensive income	—	—	—	96	—	96
Net loss	—	—	—	—	(88,500)	(88,500)
Balances as of March 31, 2024	58,162	$—	$1,682,473	$(660)	$(1,121,682)	$560,131

	Six months ended March 31, 2023
	Common stock		Additional paid-in capital	Accumulated Other comprehensive income	Accumulated deficit	Total stockholders' equity
(In thousands)	Shares	Amount
Balances as of September 30, 2022	56,523	$—	$1,619,644	$(1,843)	$(828,416)	$789,385
Vesting of restricted stock units	322	$—	$—	$—	$—	$—
Exercise of stock options	58	—	853	—	—	853
Issuance of shares under the employee stock purchase plan	132	—	2,537	—	—	2,537
Repurchases of common stock for income tax withholding	(102)	—	(2,261)	—	—	(2,261)
Issuance of shares from business acquisition	172		4,092			4,092
Stock-based compensation	—	—	8,352	—	—	8,352
Other comprehensive income	—	—	—	1,954	—	1,954
Net loss	—	—	—	—	(100,980)	(100,980)
Balances as of March 31, 2023	57,105	$—	$1,633,217	$111	$(929,396)	$703,932

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six months ended March 31,
(in thousands)	2024	2023
Cash flows from operating activities
Net loss	$(88,500)	$(100,980)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	16,475	12,320
Non-cash lease expense	503	586
Stock-based compensation	24,844	7,934
Change in fair value of acquisition consideration	—	(5,331)
Other non-cash adjustments	293	578
Changes in assets and liabilities:
Accounts receivable, net	7,401	(8,050)
Inventories	1,687	(606)
Prepaid expenses and other current assets	(420)	(1,591)
Other non-current assets	309	1,206
Accounts payable	(5,725)	(4,211)
Accrued expenses	3,859	2,893
Accrued compensation	(539)	(2,702)
Other liabilities	(2,583)	(404)
Net cash used in operating activities	$(42,396)	$(98,358)
Cash flows from investing activities
Purchases of property and equipment	$(2,109)	$(20,877)
Purchases of investments	(28,966)	(50,434)
Proceeds from maturity of investments	30,000	105,500
Net cash (used in) provided by investing activities	$(1,075)	$34,189
Cash flows from financing activities
Proceeds from exercise of stock options	$2,268	$855
Proceeds from issuance of common stock under employee stock purchase plan	2,047	2,536
Repurchases of common stock for income tax withholding	(3,960)	(2,261)
Net cash provided by financing activities	$355	$1,130
Effect of exchange rates on cash, cash equivalents and restricted cash	$51	$341
Net decrease in cash, cash equivalents, and restricted cash	(43,065)	(62,698)
Cash, cash equivalents, and restricted cash at beginning of period	289,281	380,259
Cash, cash equivalents, and restricted cash at end of period	$246,216	$317,561
Supplemental disclosure of cash flow information
Income taxes paid, net of refunds	339	137
Non-cash investing and financing activities
Property and equipment additions included in accounts payable and accrued expenses	$49	$1,747
Issuance of common stock in connection with the business acquisition	$—	$4,092
Tenant improvement allowance capitalized in property and equipment	$2,719	$—

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
The Company has generated net losses in all periods since its inception. As of March 31, 2024, the Company had an accumulated deficit of $1,121.7 million and has not generated positive cash flows from operations since inception. Losses are expected to continue as the Company continues to invest in product development, manufacturing, and sales and marketing.
As of March 31, 2024, the Company had cash and cash equivalents and short-term investments of $293.3 million, which the management believes will be sufficient to fund operations for at least one year from the issuance of these consolidated financial statements. However, if the Company needs to obtain additional financing to fund operations beyond this period, there can be no assurance that it will be successful in raising additional financing on terms which are acceptable to the Company.
If the Company requires but is unable to obtain additional funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.

2. Summary of significant accounting policies
Basis of presentation and use of estimates
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2023 (the Annual Report on Form 10-K) filed with the Securities and Exchange Commission on November 21, 2023. The condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements. The condensed consolidated balance sheet at September 30, 2023 is derived from audited consolidated financial statements but does not include all disclosures required by GAAP. The operating results for the three and six months ended March 31, 2024 are not necessarily indicative of the results expected for the full year ending September 30, 2024 or any interim period.
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
The following table provides a reconciliation of the Company’s cash and cash equivalents and non-current portion of restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash shown in the Company’s condensed consolidated statements of cash flows:

(in thousands)	March 31, 2024	September 30, 2023
Cash and cash equivalents	$243,348	$286,470
Restricted cash, non-current	2,868	2,811
Total cash, cash equivalents and restricted cash	$246,216	$289,281

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
Allowance for Credit Losses
The Company maintains an allowance for credit losses for expected uncollectible accounts receivable and contract assets, which is recorded as an offset to accounts receivable or contract assets and provisions for credit losses are recorded in general and administrative expense in the consolidated statements of income. Under the application of Accounting Standards Codification (“ASC”) Topic 326-20, Financial Instruments—Credit Losses (“ASC 326”), the allowance for current expected credit losses is based on a review of customer accounts and considers historical credit loss information that is adjusted for current economic and business conditions and anticipated future economic events that may impact collectability. In developing its expected credit loss estimate, the Company evaluated the appropriate grouping of accounts receivable and contract assets based upon its evaluation of risk characteristics, including consideration of region and industries of the customers. The allowance for credit losses is reviewed on a quarterly basis to assess the adequacy of the allowance. Allowance for credit losses was $0.7 million as of March 31, 2024.

Short-term investments
The Company invests in various types of securities, including United States government, commercial paper, and corporate debt securities. The Company classifies its investments as available-for-sale and records them at fair value based upon market prices at period end. For available-for-sale debt securities in an unrealized loss position, the Company evaluates whether a current expected credit loss exists based on available information relevant to the credit rating of the security, current economic conditions and reasonable and supportable forecasts. The allowance for credit loss is recorded in other income (expense), net, on the consolidated statements of income, not to exceed the amount of the unrealized loss. Any excess unrealized loss other than the credit loss is recognized in accumulated other comprehensive income or loss in the stockholders' equity section of the consolidated balance sheets. The cost of securities sold is based on the specific identification method and realized gains and losses are included in other income (expense), net. Dividend and interest income are recognized when earned. The Company may sell these securities at any time for use in current operations. There was no allowance for credit losses relating to the short-term investments recognized as of March 31, 2024.

Revenue
The Company had contract assets of $2.7 million and contract liabilities of $2.5 million as of March 31, 2024. The Company had contract assets of $2.8 million and contract liabilities of $3.0 million as of September 30, 2023. For the three and six months ended March 31, 2024, the Company recognized revenue of $0.9 million and $2.2 million, respectively, from the amount that was included in the contract liability balance at the beginning of each period. For the three and six months ended March 31, 2023, the Company recognized revenue of $1.4 million and $2.7 million, respectively, from the amount that was included in the contract liability balance at the beginning of each period. In addition, for all periods presented, there was no revenue recognized in a reporting period from performance obligations satisfied in previous periods. The aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of March 31, 2024 was $5.9 million. The Company expects to recognize revenue over the next twelve months relating to performance obligations unsatisfied as of March 31, 2024.

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
The following table sets forth the cash and cash equivalents, short-term investments and equity securities as of March 31, 2024:

(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$243,348	$—	$—	$243,348
Short-term investments:
U.S. government treasury bills	50,002	11	(19)	49,994
Non-current assets - investment in equity securities	3,711	—	—	3,711
Total	$297,061	$11	$(19)	$297,053
The following table sets forth the cash and cash equivalents, short-term investments and equity securities as of September 30, 2023:

(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$286,470	$—	$—	$286,470
Short-term investments:
Corporate bonds	14,918	—	(29)	14,889
U.S. government treasury bills	35,111	—	(57)	35,054
Non-current assets - investment in equity securities	3,711	—	—	3,711
Total	$340,210	$—	$(86)	$340,124

As of March 31, 2024, financial assets and liabilities measured and recognized at fair value are as follows:

(in thousands)	Level 1	Level 2	Level 3	Fair value
Assets
Money market funds	$213,232	$—	$—	$213,232
U.S. government treasury bills	49,994	—	—	49,994
Non-current assets - investment in equity securities	—	—	3,711	3,711
Total	$263,226	$—	$3,711	$266,937

Total financial liabilities	$—	$—	$—	$—

As of September 30, 2023, financial assets and liabilities measured and recognized at fair value are as follows:

(in thousands)	Level 1	Level 2	Level 3	Fair value
Assets
Money market funds	$245,654	$—	$—	$245,654
Corporate bonds	—	14,889	—	14,889
U.S. government treasury bills	35,054	—	—	35,054
Non-current assets - investment in equity securities	—	—	3,711	3,711
Total financial assets	$280,708	$14,889	$3,711	$299,308

Total financial liabilities	$—	$—	$—	$—

Contractual maturities of all the investments, as of March 31, 2024, were less than 12 months. The Company does not intend to sell the money market funds and short-term investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The Company's short-term investments have been in a continuous unrealized loss position for less than 12 months. Accrued interest receivable balances included in the prepaid expenses and other current assets within the condensed consolidated balance sheets were $1.1 million and $1.2 million as of March 31, 2024 and September 30, 2023, respectively. As of March 31, 2024, the gross unrealized losses on short-term investments are related to market interest rate changes and not attributable to credit.

During 2021 and as amended in 2022, the Company entered into convertible promissory note agreements with a privately held company (“Borrower”) pursuant to which the Company agreed to loan to the Borrower $3.5 million in a series of loan installments, evidenced by a convertible promissory note having a maturity date of May 1, 2023 (“Convertible Note”). The Convertible Note included an option to convert the Convertible Note into the Borrower’s equity at the Borrower’s next round of equity financing, and accrued interest at a rate of 4% per annum. In April 2023, the Company exercised the option and the Borrower issued to the Company ordinary shares which represent a 15% equity interest. As of March 31, 2024, the Company’s equity investments were categorized as Level 3 within the fair value hierarchy.
The equity investment held by the Company is a VIE, but the Company is not the primary beneficiary. The Company does not have the power to direct the activities that most significantly impact the economic performance of the investee. The Company’s maximum exposure to loss from this VIE consist of an equity investment of $3.7 million. Equity investments held by the Company lack readily determinable fair values and therefore the securities are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar equity securities of the same issuer. The Company reviews the carrying value of its equity investments for impairment whenever events or changes in business circumstances indicate the carrying amount of such asset may not be fully recoverable. Impairments, if any, are based on the excess of the carrying amount over the recoverable amount of the asset. There were no such impairments during the three months ended March 31, 2024 and March 31, 2023.
As of March 31, 2024 and September 30, 2023, there were no financial liabilities categorized as level 3 within the fair value hierarchy. There were no transfers between Level 1, Level 2 and Level 3 in the periods presented.

The following table provides a reconciliation of beginning and ending balances of the Level 3 financial assets during the three months ended March 31, 2024:

(in thousands)	Equity investments	Total
Balance as of September 30, 2023	$3,711	$3,711
Change in fair value	—	—
Additions during the year	—	—
Balance as of March 31, 2024	$3,711	$3,711

4. Balance sheet components
Inventories consist of the following:

(in thousands)	March 31, 2024	September 30, 2023
Raw materials	$21,788	$27,024
Work-in-process	2,814	1,113
Finished goods	5,774	3,926
	$30,376	$32,063
There is no consigned inventory balance as of March 31, 2024 and September 30, 2023.
Property and Equipment, net consists of the following:

(in thousands)	March 31, 2024	September 30, 2023
Laboratory equipment	$106,791	$104,508
Furniture, fixtures and other equipment	3,468	3,484
Vehicles	129	85
Computer equipment	3,120	3,103
Computer software	8,903	5,507
Leasehold improvements	60,023	57,271
Construction in progress	3,436	8,528
	$185,870	$182,486
Less: Accumulated depreciation	(64,531)	(50,656)
	$121,339	$131,830
As of March 31, 2024, the construction in progress mainly represents equipment costs and software development costs. For the three and six months ended March 31, 2024, the total depreciation expense was $7.0 million and $13.9 million, respectively. For the three and six months ended March 31, 2023 the total depreciation expense was $5.7 million and $9.9 million, respectively.

The other current liabilities consist of the following:

(in thousands)	March 31, 2024	September 30, 2023
Income and other taxes payable	$2,105	$4,374
Contract liabilities	2,542	2,999
Other current liabilities	792	430
	$5,439	$7,803
5. Goodwill and intangible assets
There were no changes to the carrying value of goodwill during the six months ended March 31, 2024.
The goodwill balance is presented below:

(in thousands)	March 31, 2024	September 30, 2023
Balance at beginning of period/year	$85,811	$85,811
Balance at end of period/year	$85,811	$85,811

The intangible assets balances are presented below:

	March 31, 2024
(in thousands, except for years)	Weighted average Amortization period in years	Gross carrying amount	Accumulated amortization	Net book value
Developed Technology	15	$50,020	$(9,266)	$40,754
Customer Relationships	11	15,210	(4,267)	10,943
Tradenames & Trademarks	3	900	(699)	201
Total finite-lived intangible assets		$66,130	$(14,232)	$51,898

	September 30, 2023
(in thousands, except for years)	Weighted average Amortization period in years	Gross carrying amount	Accumulated amortization	Net book value
Developed Technology	15	$50,020	$(7,636)	$42,384
Customer Relationships	11	15,210	(3,461)	11,749
Tradenames & Trademarks	3	$900	$(550)	$350
Total finite-lived intangible assets		$66,130	$(11,647)	$54,483

Total amortization expense related to finite-lived intangible assets was $1.3 million for the three months ended March 31, 2024 and $1.3 million for the three months ended March 31, 2023. Total amortization expense related to finite-lived intangible assets was $2.6 million for the six months ended March 31, 2024 and $2.7 million for the six months ended March 31, 2023.
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
This case remains in the preliminary stage. Given the inherent uncertainty of litigation and the legal standards that must be met, including class certification and success on the merits, the Company cannot express an opinion on the likelihood of an unfavorable outcome or on the amount or range of any potential loss. The Company and the other defendants intend to vigorously defend themselves against the claims asserted against them, and filed a motion to dismiss the amended complaint on December 6, 2023, which the Court has taken under submission.

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
Supplemental balance sheet information related to the Company’s operating leases as of March 31, 2024 is as follows:

(in thousands)	March 31, 2024
Assets:
Operating lease right-of-use asset	$63,666
Current liabilities:
Current portion of operating lease liabilities	$14,621
Noncurrent liabilities:
Operating lease liabilities, net of current portion	$74,804

Future minimum lease payments under all non-cancelable operating leases that have commenced as of March 31, 2024 are as follows:

(in thousands)	Operating leases
Years ending September 30:
Remainder of 2024	$7,336
2025	14,814
2026	13,885
2027	8,371
2028	8,471
Thereafter	88,014
Total minimum lease payments	$140,891
Less: imputed interest	(51,466)
Total operating lease liabilities	$89,425
Less: current portion	(14,621)
Operating lease liabilities, net of current portion	$74,804

The statement of cash flows for the six months ended March 31, 2024 include changes in right-of-use assets and operating lease liabilities of $7.9 million and $4.6 million, respectively. For the six months ended March 31, 2023, changes in right-of-use assets and operating lease liabilities were $4.3 million and $3.7 million, respectively.
During the three and six months ended March 31, 2024, operating lease expense was $3.9 million and $7.9 million, respectively. Cash payments for amounts included in the measurement of operating lease liabilities were $3.6 million and $7.3 million for the three and six months ended March 31, 2024, respectively. During the three and six months ended March 31, 2023, operating lease expense was $4.1 million and $8.2 million, respectively. Cash payments for amounts included in the measurement of operating lease liabilities were $4.0 million and $7.6 million for the three and six months ended March 31, 2023, respectively. As of March 31, 2024, the weighted-average remaining lease term was 15.3 years and the weighted-average discount rate was 6.5%.
7. Related party transactions
During the three months ended March 31, 2024 and 2023, the Company purchased raw materials from a related party in the amount of $1.5 million and $1.5 million, respectively. During the six months ended March 31, 2024 and 2023, the purchases of raw materials from a related party were $2.8 million and $3.5 million, respectively. During the three and six months ended March 31, 2024, the Company had revenues from the related party in the amount of $3.2 million and $5.6 million, respectively. During the three and six months ended March 31, 2023, the Company generated revenues from the related party totaling $2.2 million and $2.6 million, respectively. As of March 31, 2024, payable balances and receivable balances with the related party were $0.3 million and $1.0 million, respectively. Receivable balances with the related party were $1.7 million as of September 30, 2023. Payable balances with the related parties were immaterial as of September 30, 2023.

8. Income taxes
In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that quarter. For the three and six months ended March 31, 2024, the Company recorded provisions for income taxes of $0.3 million and $0.5 million, respectively. For the three and six months ended March 31, 2023, the Company recorded provisions for income taxes of $0.7 million and $0.8 million, respectively.

9. Common stock
As of March 31, 2024, the Company had reserved sufficient shares of common stock, with a par value of $0.00001 per share, for issuance upon exercise of outstanding stock options. Each share of common stock is entitled to one vote. The holders of shares of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors.

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

Activity with respect to the Company’s restricted stock units during the six months ended March 31, 2024 was as follows:

(in thousands, except per share data)	Shares	Weighted average grant date fair value per share
Nonvested shares at September 30, 2023	1,620	$40.73
Granted	1,281	24.49
Vested/Issued	(382)	40.37
Forfeited	(148)	44.98
Nonvested shares at March 31, 2024	2,371	$31.78

As of March 31, 2024, there was $69.6 million of total unrecognized compensation cost related to these awards that is expected to be recognized over a weighted average period of 2.7 years. The total grant date fair value of RSUs awarded during the six months ended March 31, 2024 was $31.4 million.
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

Activity under the PSUs during the six months ended March 31, 2024 is summarized below:

(in thousands, except per share data)	Shares	Weighted average grant date fair value per share
Nonvested shares at September 30, 2023	932	$36.82
Granted	615	18.60
Vested/Issued	(84)	80.67
Forfeited	(33)	35.40
Nonvested shares at March 31, 2024	1,430	$26.44

As of March 31, 2024, the unrecognized compensation costs related to these awards was $23.2 million based on the maximum achievement of the performance targets. The Company expects to recognize those costs over a weighted average period of 1.5 years. The total grant date fair value of PSUs awarded during the six months ended March 31, 2024 was $11.4 million.

Options
Options are generally granted to employees and were granted to non-employee directors until FY 2020. Stock options entitle the holder to purchase, at the end of the vesting term, a specified number of shares of Company common stock at an exercise price per share equal to the closing market price of the common stock on the date of grant. Stock options have a contractual life from the date of the grant and a vesting schedule as established by the board of directors. The maximum term of stock options granted under the 2018 Plan is 10 years and the awards generally vest over a four-year period. Forfeitures of options are recognized as they occur. The fair value of each service based stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company has not granted any stock options during the three and six months ended March 31, 2024 or 2023.

Options activity during the six months ended March 31, 2024 is summarized below:

(in thousands, except per share data)	Shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at September 30, 2023	2,119	$24.18	5.25	$6,715
Forfeited	(107)	37.22	—	—
Exercised	(127)	17.88	—	1,661
Outstanding at March 31, 2024	1,885	$23.87	4.68	$24,249
Nonvested at March 31, 2024	9	95.36	7.03	—
Exercisable at March 31, 2024	1,876	$23.52	4.66	$24,249
As of March 31, 2024, the unrecognized compensation costs related to these awards was $0.5 million. The Company expects to recognize those costs over a weighted average period of 1.2 years. The Company did not grant any options during the six months ended March 31, 2024.
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

The provisions of the PSOs are considered a performance condition, and the effects of that performance condition are not reflected in the grant date fair value of the awards. The Company used the Black-Scholes method to calculate the fair value at the grant date without regard to the vesting condition and will recognize compensation cost for the options that are expected to vest. Forfeitures of PSOs are recognized as they occur. The Company reassesses the probability of the performance condition at each reporting period and adjusts the compensation cost based on the probability assessment. As of March 31, 2024, the Company determined that 30,000 shares are expected to vest based on the probability of the performance condition that will be achieved under this equity award program.

Activity under the PSOs during the six months ended March 31, 2024 is summarized below:

(in thousands, except per share data)	Shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at September 30, 2023	289	$60.82	7.37	$—
Nonvested at September 30, 2023	30	$31.29	8.57	$—
Exercisable at September 30, 2023	259	64.24	7.23	—
Forfeited	(12)	$67.85	—	$—
Exercisable at March 31, 2024	247	$64.07	6.74	$136
Nonvested at March 31, 2024	30	31.29	8.07	91
Outstanding at March 31, 2024	277	$60.53	6.88	$227

As of March 31, 2024, the unrecognized compensation costs related to these awards was $0.2 million. The Company expects to recognize those costs over a weighted average period of 1.1 years.

Total stock-based compensation expense/(credit) recognized was as follows:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2024	2023	2024	2023
Cost of revenues	$1,049	$1,469	$1,973	$2,612
Research and development	3,376	3,090	6,214	7,508
Selling, general and administrative	9,399	5,700	16,657	(2,186)
Total stock-based compensation	$13,824	$10,259	$24,844	$7,934

During the three and six months ended March 31, 2023, stock-based compensation decreased primarily as a result of departing employee share forfeitures, and a stock-based credit related to a business combination due to non-achievement of a performance condition. An immaterial amount of stock-based compensation was capitalized to inventories attributable to employees who support the manufacturing of the Company's products for the three and six months ended March 31, 2024 and 2023. An immaterial amount of stock-based compensation was capitalized to property and equipment related to capitalized software development costs for the three and six months ended March 31, 2024. The stock-based compensation of $0.2 million and $0.4 million was capitalized to property and equipment related to the capitalized software development costs for the three and six months ended March 31, 2023.

2018 Employee Stock Purchase Plan
On September 26, 2018, the board of directors adopted the 2018 Employee Stock Purchase Plan (the "2018 ESPP"). The number of shares reserved for issuance under the 2018 ESPP upon approval was 275,225 shares of the Company’s common stock, and it increases automatically on the first day of each fiscal year, following the fiscal year in which the 2018 ESPP became effective, by a number equal to the least of 249,470 shares, 1% of the shares of common stock outstanding at that time, or such number of shares determined by the Company’s board of directors. The number of shares reserved for issuance at March 31, 2024 was as follows:

(In thousands)	Shares available
Outstanding at September 30, 2023	539
Additional shares authorized	249
Shares issued during the period	(124)
Outstanding at March 31, 2024	664

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
Unless otherwise determined by the board of directors, the Company’s common stock will be purchased for the accounts of employees participating in the 2018 ESPP at a price per share that is the lesser of 85% of the fair market value of the Company’s common stock on the first trading day of the offering period or 85% of the fair market value of the Company’s common stock on the last trading day of the offering period. During the three and six months ended March 31, 2024 ESPP expenses of $0.5 million and $0.8 million, respectively was recognized. During the three and six months ended March 31, 2023, activity under the 2018 ESPP was immaterial.

401(k) Savings Plan

During 2018, the Company adopted a 401(k) savings plan for the benefit of its employees. In January 2022, the Company modified its plan to include an employer matching contribution. The Company is required to make matching contributions to the 401(k) plan equal to 50% of the first 6% of wages deferred by each participating employee. The Company incurred expenses for employer matching contributions of $0.7 million and $1.4 million for the three and six months ended March 31, 2024, respectively. The Company incurred expenses for employer matching contributions of $0.7 million and $1.4 million for the three and six months ended March 31, 2023, respectively.

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
11. Net loss per share attributable to common stockholders
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders:

	Three months ended March 31,		Six months ended March 31,
(in thousands, except per share data)	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(45,492)	$(59,156)	$(88,500)	$(100,980)
Denominator:
Weighted average shares used in computing net loss per share, basic and diluted	57,779	56,777	57,637	56,608
Net loss per share attributable to common stockholders, basic and diluted	$(0.79)	$(1.04)	$(1.54)	$(1.78)

The potentially dilutive common shares that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive for the periods presented are as follows:

	Three and six months ended
	March 31,
(in thousands)	2024	2023
Shares subject to options (including performance options) to purchase common stock	2,162	2,636
Unvested restricted stock units and performance stock units	3,801	2,632
Shares subject to employee stock purchase plan	77	135
Total	6,040	5,403

12. Geographic, product and industry information
The table below sets forth revenues by geographic region, based on ship-to destinations. Americas consists of the United States of America, Canada, Mexico and South America; EMEA consists of Europe, the Middle East, and Africa; and APAC consists of Japan, China, South Korea, India, Singapore, Malaysia, Australia New Zealand, Thailand and Taiwan.

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2024	2023	2024	2023
Americas	$45,873	$34,925	$89,832	$68,571
EMEA	22,263	18,780	43,483	35,111
APAC	7,166	6,475	13,485	10,741
Total	$75,302	$60,180	$146,800	$114,423

The table below sets forth revenues by products.

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2024	2023	2024	2023
Synthetic genes	$22,356	$18,011	$42,083	$34,186
Oligo pools	3,940	3,315	8,129	7,015
DNA libraries	3,531	2,826	6,470	4,662
Antibody discovery	4,701	7,034	9,927	15,205
NGS tools	40,774	28,994	80,191	53,355
Total	$75,302	$60,180	$146,800	$114,423

The table below sets forth revenues by industry.

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2024	2023	2024	2023
Industrial chemicals/materials	$20,264	$14,410	$36,542	$27,985
Academic research	13,722	11,120	27,495	21,135
Healthcare	40,934	33,764	81,815	63,777
Food/agricultural	382	886	948	1526
Total	$75,302	$60,180	$146,800	$114,423

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
We have grown rapidly and generated revenues of $75.3 million and $60.2 million in the three months ended March 31, 2024 and 2023, respectively, while incurring net losses of $45.5 million and $59.2 million for the three months ended March 31, 2024 and 2023, respectively. Since our inception, we have incurred significant operating losses and have accumulated net deficit of $1,121.7 million. To support our growth, we have resized our number of employees and increased investment in our manufacturing capabilities. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the success of our existing products and the development and commercialization of additional products in the synthetic biology, biologic drug and data storage industries, including our Express Genes which we launched in the fall of 2023, as well as leveraging our investment in our manufacturing facility in Wilsonville, Oregon.

For the three months ended March 31, 2024 and 2023, the number of customers who purchased products from us were approximately 2,253 and 2,100 customers, respectively.
Highlights from three months ended March 31, 2024 compared with three months ended March 31, 2023 include:
•Revenue growth of 25% to $75.3 million from $60.2 million, primarily due to order growth in NGS tools and synthetic genes;
•The number of our genes shipped increased to 193,000 from 152,000; and
•The gross profit as a percentage of revenue (gross margin) increased to 41% from 31%.

For the six months ended March 31, 2024, the net cash used in operating activities decreased to $42.4 million from $98.4 million for the six months ended March 31, 2023.
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

Financial overview
The following table summarizes certain selected historical financial results:

	Three months ended		Six months ended
	March 31,		March 31,
(in thousands)	2024	2023	2024	2023
Revenues	$75,302	$60,180	$146,800	$114,423
Loss from operations	(48,889)	(61,637)	(95,866)	(106,267)
Net loss attributable to common stockholders	(45,492)	(59,156)	(88,500)	(100,980)

Revenues
We generate revenue from sales of synthetic genes, oligo pools, NGS tools, DNA libraries and antibody discovery services. Our ability to increase our revenues will depend on our ability to further penetrate the domestic and international markets, generate sales through our direct sales force, distributors and over time from our e-commerce digital platform and launch new products.
Revenues by geography
We have one reportable segment from the manufacturing of synthetic DNA products. The following table shows our revenues by geography, based on our customers’ shipping addresses. Americas consists of United States, Canada, Mexico and South America; EMEA consists of Europe, Middle East and Africa; and APAC consists of Japan, China, South Korea, India, Singapore, Malaysia, Australia, New Zealand, Thailand and Taiwan.

	Three months ended March 31,				Six months ended March 31,
(in thousands, except percentages)	2024	%	2023	%	2024	%	2023	%
Americas	$45,873	61%	$34,925	58%	$89,832	61%	$68,571	60%
EMEA	22,263	30%	18,780	31%	43,483	30%	35,111	31%
APAC	7,166	9%	6,475	11%	13,485	9%	10,741	9%
Total revenues	$75,302	100%	$60,180	100%	$146,800	100%	$114,423	100%

Revenues by product
The table below sets forth revenues by product:

	Three months ended March 31,				Six months ended March 31,
(in thousands, except percentages)	2024	%	2023	%	2024	%	2023	%
Synthetic genes	$22,356	29%	$18,011	30%	$42,083	28%	$34,186	30%
Oligo pools	3,940	6%	3,315	5%	8,129	6%	7,015	6%
DNA libraries	3,531	5%	2,826	5%	6,470	4%	4,662	4%
Antibody discovery	4,701	6%	7,034	12%	9,927	7%	15,205	13%
NGS tools	40,774	54%	28,994	48%	80,191	55%	53,355	47%
Total revenues	$75,302	100%	$60,180	100%	$146,800	100%	$114,423	100%

Revenues by industry

The table below sets forth revenues by industry:

	Three months ended March 31,				Six months ended March 31,
(in thousands, except percentages)	2024	%	2023	%	2024	%	2023	%
Industrial chemicals/materials	$20,264	27%	$14,410	24%	$36,542	25%	$27,985	24%
Academic research	13,722	18%	11,120	19%	27,495	18%	21,135	19%
Healthcare	40,934	54%	33,764	56%	81,815	56%	63,777	56%
Food/agriculture	382	1%	886	1%	948	1%	1,526	1%
Total revenues	$75,302	100%	$60,180	100%	$146,800	100%	$114,423	100%

Product shipments including synthetic genes
Shipments of all products and number of genes shipped in the three months ended March 31, 2024, December 31, 2023, September 30, 2023, June 30, 2023, March 31, 2023, December 31, 2022, September 30, 2022, and June 30, 2022 were as follows:

	Three months ended
	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,
(in thousands)	2024	2023	2023	2023	2023	2022	2022	2022
Number of genes shipped	193	171	177	171	152	134	146	163
Number of shipments	20	18	17	17	15	14(1)	20	15
(1) Previously reported number of shipments have been updated to conform to the current period presentation.

Comparison of the three months ended March 31, 2024 and 2023
Revenues

	Three months ended March 31,
(in thousands, except percentages)	2024	2023	Change	%
Revenues	$75,302	$60,180	$15,122	25%

In the three months ended March 31, 2024, revenues increased to $75.3 million from $60.2 million in the three months ended March 31, 2023. The increase in revenue reflects growth in NGS tools revenue of $11.8 million, growth in synthetic genes revenue of $4.3 million, growth in oligo pools of $0.6 million and growth in DNA libraries revenue of $0.7 million. This increase was partially offset by a decrease in revenue from antibody discovery of $2.3 million. The growth in NGS tools revenue is primarily attributable to an increase in revenue from our top customers in the healthcare,industrial chemicals/materials and academic research industries. Our synthetic genes revenue grew mainly due to an increase in revenue from our top customers and an increase in customers in the industrial chemicals/materials, academic research and healthcare industrie~~s~~ as well as an improved turnaround time inclusive of the full launch of Express Genes. In the three months ended March 31, 2024, we shipped approximately 193,000 genes compared to approximately 152,000 genes in the three months ended March 31, 2023, an increase of 27%. Our oligo pools revenue grew mainly due to an increase in revenue from our top customers in the industrial chemicals/materials industries. Our DNA libraries revenue grew mainly due to an increase in revenue from our top customers in the healthcare and academic research industries.

Cost of revenues

	Three months ended March 31,
(in thousands, except percentages)	2024	2023	Change	%
Cost of revenues	$44,420	$41,669	$2,751	7%

In the three months ended March 31, 2024, cost of revenues increased to $44.4 million from $41.7 million in the three months ended March 31, 2023. The increase is attributable to an increase in material costs of $2.4 million due to higher sales volume, and an increase in depreciation and amortization expense of $1.4 million, primarily due to the ongoing capital investment to increase capacity. This was partially offset by a decrease in personnel costs, including stock-based compensation of $1.2 million due to the reduction of headcount related to the 2023 restructuring plan.
Research and development expenses

	Three months ended March 31,
(in thousands, except percentages)	2024	2023	Change	%
Research and development	$24,149	$27,379	$(3,230)	(12)%

In the three months ended March 31, 2024, research and development expenses decreased to $24.1 million from $27.4 million in the three months ended March 31, 2023. The decrease is primarily due to decreases in personnel costs of $1.7 million due to the reduction of headcount related to the 2023 restructuring plan and lab supplies of $2.8 million. The decrease was partially offset by a lack of grant reimbursement in 2024 where we received $1.4 million in 2023, which are netted against the research and development expenses.
Selling, general and administrative

	Three months ended March 31,
(in thousands, except percentages)	2024	2023	Change	%
Selling, general and administrative	$55,622	$53,965	$1,657	3%

In the three months ended March 31, 2024, selling, general and administrative expenses increased to $55.6 million from $54.0 million in the three months ended March 31, 2023. The increase is primarily due to increases in personnel costs of $6.1 million, including stock-based compensation of $3.8 million, IT services costs of $1.5 million, facilities costs of $1.1 million and marketing expenses of $1.7 million. These increases were partially offset by the decrease in the Wilsonville manufacturing facility pre-commercialization costs of $6.2 million, which was completed when the Wilsonville facility began shipping product in the three months ended March 31, 2023, and a decrease in outside services costs of $2.7 million.

Change in fair value of contingent consideration and holdbacks

	Three months ended March 31,
(in thousands, except percentages)	2024	2023	Change	%
Change in fair value of contingent consideration and holdbacks	$—	$(1,196)	$1,196	(100)%

There was no change in fair value of contingent consideration and holdbacks for the three months ended March 31, 2024 as the contingent consideration and holdbacks liabilities were settled in the prior year. In the three months ended March 31, 2023, we recognized a change in fair value of holdbacks of $1.2 million related to the acquisition of Abveris primarily as a result of the change in fair value of our stock price as of March 31, 2023.
Interest and other income (expense), net

	Three months ended March 31,
(in thousands, except percentages)	2024	2023	Change	%
Interest income	$3,941	$3,464	$477	14%
Interest expense	—	(2)	2	(100)%
Other expense	(199)	(305)	106	(35)%
Total interest and other income (expense), net	$3,742	$3,157	$585	19%

In the three months ended March 31, 2024, interest income was $3.9 million compared to $3.5 million in the three months ended March 31, 2023, resulting from increased interest rates on our short-term investments.
Income tax provision

	Three months ended March 31,
(in thousands, except percentages)	2024	2023	Change	%
Income tax provision	$(345)	$(676)	$331	(49)%

We recorded an income tax provision of $0.3 million and $0.7 million in the three months ended March 31, 2024 and March 31, 2023, respectively.

Comparison of the six months ended March 31, 2024 and 2023
Revenues

	Six months ended March 31,
(in thousands, except percentages)	2024	2023	Change	%
Revenues	$146,800	$114,423	$32,377	28%

In the six months ended March 31, 2024, revenues increased to $146.8 million from $114.4 million in the six months ended March 31, 2023. The increase in revenue reflects growth in NGS tools revenue of $26.8 million, growth in synthetic genes revenue of $7.9 million, growth in oligo pools revenue of $ $1.1 million and growth in DNA libraries revenue of $1.8 million. The increase was partially offset by a decrease in revenue from antibody discovery of $5.3 million. The growth in NGS tools revenue is primarily attributable to an increase in revenue from our top customers in the healthcare, industrial chemicals/materials and academic research industries. Our synthetic genes revenue grew mainly due to an increase in revenue from our top customers and an increase in customers in the industrial chemicals/materials, healthcare and academic research industries, as well as an improved turnaround time inclusive of the full launch of Express Genes. In the six months ended March 31, 2024, we shipped approximately 364,000 genes, compared to approximately 286,000 genes in the six months ended March 31, 2023, an increase of 27%. Our oligo pools revenue grew mainly due to an increase in revenue from our top customers in the industrial chemicals/materials and academic research industries. Our DNA libraries revenue grew mainly due to an increase in revenue from our top customers in the healthcare and academic research industries.

Cost of revenues

	Six months ended March 31,
(in thousands, except percentages)	2024	2023	Change	%
Cost of revenues	$86,955	$71,111	$15,844	22%

In the six months ended March 31, 2024, cost of revenues increased to $87.0 million from $71.1 million in the six months ended March 31, 2023. The increase is primarily attributable to an increase in material costs of $9.8 million, due to higher sales volume, and an increase in depreciation and amortization expense of $4.1 million primarily due to the ongoing capital investment to increase capacity. The remaining increase is attributable to an increase in personnel costs, including stock-based compensation of $0.9 million and an increase in outside services of $0.8 million.

Research and development expenses

	Six months ended March 31,
(in thousands, except percentages)	2024	2023	Change	%
Research and development	$47,249	$58,621	$(11,372)	(19)%

In the six months ended March 31, 2024, research and development expenses decreased to $47.2 million from $58.6 million in the six months ended March 31, 2023. The decrease is primarily due to decreases in personnel costs of $7.0 million, including stock-based compensation of $1.3 million, due to the reduction of headcount related to the 2023 restructuring plan, lab supplies of $4.9 million, depreciation expense of $0.4 million, facilities costs of $0.2 million and traveling expenses of $0.2 million. The decrease was partially offset by a lack of grant reimbursement in 2024 where we received $1.9 million in 2023, which are netted against the research and development expenses.
Selling, general and administrative

	Six months ended March 31,
(in thousands, except percentages)	2024	2023	Change	%
Selling, general and administrative	$108,462	$96,289	$12,173	13%

In the six months ended March 31, 2024, selling, general and administrative expenses increased to $108.5 million from $96.3 million in the six months ended March 31, 2023. The increase is attributable to higher stock-based compensation of $19.2 million, primarily due to the reversal of stock-based compensation expense of $15.9 million in the first quarter of 2023 because of employee stock forfeitures related to an acquisition performance condition not being met and the remaining increase due to stock base awards to existing and new employees . Further, the increase is attributable to an increase in personnel costs of $4.4 million, facilities costs of $2.8 million, IT-related service costs of $2.5 million, marketing costs of $1.9 million and depreciation of $0.8 million. These increases were partially offset by the decrease in the Wilsonville manufacturing facility pre-commercialization costs of $17.4 million, which was completed when the Wilsonville facility began shipping product in the three months ended March 31, 2023, and a decrease in outside services costs of $1.9 million.

Change in fair value of contingent consideration and holdbacks

	Six months ended March 31,
(in thousands, except percentages)	2024	2023	Change	%
Change in fair value of contingent consideration and holdbacks	$—	$(5,331)	$5,331	(100)%

There was no change in fair value of contingent consideration and holdbacks for the six months ended March 31, 2024 as the contingent consideration and holdbacks liabilities were settled in the prior year. In the six months ended March 31, 2023, we recognized a change in fair value of the contingent consideration and holdbacks of $4.9 million and $0.4 million related to the acquisitions of Abveris and iGenomX, as a result of not achieving the Abveris revenue target for calendar year 2022 and a change in fair value of our stock price as of March 31, 2023.
Interest and other income (expense), net

	Six months ended March 31,
(in thousands, except percentages)	2024	2023	Change	%
Interest income	$8,061	$6,504	$1,557	24%
Interest expense	—	(3)	3	(100)%
Other expense	(230)	(462)	232	(50)%
Total interest and other income (expense), net	$7,831	$6,039	$1,792	30%

In the six months ended March 31, 2024, interest income was $8.1 million compared to $6.5 million in the six months ended March 31, 2023, resulting from increased interest rates on our short-term investments.
Income tax provision

	Six months ended March 31,
(in thousands, except percentages)	2024	2023	Change	%
Income tax provision	$(465)	$(752)	$287	(38)%

We recorded an income tax provision of $0.5 million and $0.8 million in the six months ended March 31, 2024 and March 31, 2023, respectively.

Liquidity and capital resources
Sources of liquidity
To date, we have financed our operations principally through public equity raises, private placements of our convertible preferred stock, borrowings from credit facilities and revenue from our commercial operations.
Since our inception on February 4, 2013 and through March 31, 2024, we have received an aggregate of $1,333.7 million in net proceeds from the issuance of equity securities in public offerings and an aggregate of $13.8 million from debt issuances. At March 31, 2024, we had a balance of $243.3 million of cash and cash equivalents and $50.0 million in short-term investments.

Operating capital requirements
Our primary uses of capital are, and we expect will continue to be for the near future, compensation and related expenses, manufacturing costs, laboratory and related supplies, legal and other regulatory expenses and general overhead costs and the capital expenditures for our facility expansion including our manufacturing facility located in Wilsonville, Oregon. We had $1.0 million million in commitments for capital expenditures as of March 31, 2024.

Cash flows
The following table summarizes our sources and uses of cash and cash equivalents:

	Six months ended March 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(42,396)	$(98,358)
Net cash provided by (used in) investing activities	(1,075)	34,189
Net cash provided by financing activities	355	1,130

Operating activities
Net cash used in operating activities was $42.4 million in the six months ended March 31, 2024 and consisted primarily of a net loss of $88.5 million adjusted for non-cash items including depreciation and amortization expenses of $16.5 million, stock-based compensation expense of $24.8 million, non-cash lease expense of $0.5 million and a net change in operating assets and liabilities of $4.0 million. The change in operating assets and liabilities was mainly due to decreases in accounts receivable of $7.4 million, inventories of $1.7 million, other non-current assets of $0.3 million, accounts payable of $5.7 million, accrued compensation of $0.5 million and other liabilities of $2.6 million offset by an increase in prepaid expenses of $0.4 million and accrued expenses of $3.9 million.
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
Investing activities
In the six months ended March 31, 2024, our investing activities used net cash of $1.1 million, which was comprised of the purchases of laboratory property, equipment and computers of $2.1 million offset by the proceeds from the net impact of purchases and maturity of investments of $1.0 million.
In the six months ended March 31, 2023, our investing activities generated net cash of $34.2 million. The net cash was generated primarily from the net impact of purchases, sale and maturity of investments of $55.1 million and purchases of laboratory property, equipment and computers of $20.9 million.
Financing activities
Net cash provided by financing activities was $0.4 million in the six months ended March 31, 2024, which consisted of $2.3 million from the exercise of stock options and $2.0 million proceeds from issuance of shares under the 2018 ESPP offset by $4.0 million in repurchases of common stock for income tax withholdings.
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

Critical accounting policies and significant management estimates
The preparation of our Condensed Consolidated Financial Statements in accordance with generally accepted accounting principles in the United States of America requires management to make estimates and judgments that affect the reported amounts in the financial statements and related disclosures. On an ongoing basis, we evaluate our significant accounting policies and estimates. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates are assessed each period and updated to reflect current information. Actual results may differ significantly from these estimates. A summary of our critical accounting policies and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2023. There were no material changes to our critical accounting policies and estimates during the six months ended March 31, 2024.

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
We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents, and marketable securities of $293.3 million and $336.4 million as of March 31, 2024 and September 30, 2023, respectively, which consisted primarily of money market funds and marketable securities, largely composed of investment grade, short to intermediate term fixed income securities.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024, which is the end of the period covered by this Quarterly Report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures were not effective as of March 31, 2024 due to the material weakness in internal control over financial reporting described in Part II, Item 9A of the Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

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

Refer to the management report on internal control over financial reporting in Part II, Item 9A of our Annual Report on Form 10-K for a discussion of the material weakness existing as of September 30, 2023, which continued to exist as of March 31, 2024.

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

Changes in Internal Control over Financial Reporting
Except for actions taken under the Remediation Plan described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our Annual Report on Form 10-K filed with the SEC on November 21, 2023, as updated and supplemented in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q filed with the SEC on February 2, 2024, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K, and our Quarterly Report on Form 10-Q filed with the SEC on February 2, 2024. We may disclose changes to risk factors or additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered sales of equity securities and use of proceeds
Sales of unregistered securities
None.

Item 3. Defaults upon senior securities
None.

Item 4. Mine safety disclosures
Not applicable.

Item 5. Other information
Rule 10b5-1 Trading Plans
On February 26, 2024, William Banyai, the Company's Senior Vice President of Advanced Development and General Manager of Data Storage, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “10b5-1 Plan”). Dr. Banyai's 10b5-1 Plan provides for the potential sale of up to 279,027 shares of the Company’s common stock and will expire on the earlier of May 30, 2025 and the date when all shares under the 10b5-1 Plan are sold.

›Item 6. Exhibits

Exhibit Number	Description	Filed / Furnished / Incorporated from Form

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by Chief Executive Officer.	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by Chief Financial Officer.	Filed herewith

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.	Furnished herewith

32.2†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.	Furnished herewith

10.1*	Amendment to Employment Agreement dated March 20, 2024 between Twist Bioscience Corporation and James Thorburn.	Filed herewith

101
The following materials from Twist Bioscience Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.
Filed herewith

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included in Exhibit 101).	Filed herewith

*	Management contract or compensatory plan or arrangement.
†	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Twist Bioscience Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, regardless of any general incorporation language contained in any filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 2, 2024	Twist Bioscience Corporation

	By:	/s/ Adam Laponis
Adam Laponis
Chief Financial Officer
(Authorized officer)