Form 10-K
period 2024-09-30
Twist Bioscience Corp
filed 2024-11-18
CIK 1581280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of March 31, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of common stock held by non-affiliates of the registrant was approximately $1.92 billion based upon the closing sale price on the Nasdaq Global Select Market reported for such date.
The number of shares of the Registrant’s common stock outstanding as of November 13, 2024, was 59,356,440.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement to be filed in connection with its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

TWIST BIOSCIENCE CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2024

Forward-looking statements
This Annual Report on Form 10-K for the fiscal year ended September 30, 2024, or Form 10-K, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements relate to, among other matters, plans for product development and licensing to third parties, plans and timeframe for the commercial development of DNA data storage capabilities, expectations regarding market penetration, anticipated customer conversions to our products, plans to expand in the international markets, and identification and development of potential antibody candidates. Forward-looking statements are also identified by the words “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” and variations of such words and similar expressions. You should not rely upon forward-looking statements as predictions of future events. Such statements are based on management’s expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results, events or circumstances to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include:
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
•uncertainty as to economic and market conditions and the impact of adverse economic conditions; and
•other risk factors included under the section titled “Risk factors”.

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

We have developed a disruptive DNA synthesis platform to industrialize the engineering of biology that provides DNA for a wide range of uses and markets. The core of our platform is a proprietary technology that pioneers a new method of manufacturing synthetic DNA by “writing” DNA on a silicon chip. We have miniaturized traditional chemical DNA synthesis reactions to write over 1,000,000 pieces of DNA (oligonucleotides) up to 500 bases through direct synthesis on each silicon chip, approximately the size of a large mobile phone, reducing by 99.8% the amount of chemicals we estimate would be used per gene as compared to plate-based synthesis. We have combined our silicon-based DNA writing technology with proprietary software, scalable commercial infrastructure and an e-commerce platform to create an integrated technology platform that enables us to achieve high levels of quality, precision, automation, and manufacturing throughput at a significantly lower cost and quicker than our competitors.

We have applied our unique technology to manufacture a broad range of synthetic DNA-based products, including synthetic genes, tools for next generation sequencing, or NGS, sample preparation, and antibody libraries for drug discovery and development, all designed to enable our customers to conduct research more efficiently and effectively. Leveraging our same platform, we have expanded our footprint beyond DNA synthesis to manufacture synthetic RNA as well as antibody proteins to disrupt and innovate within larger market opportunities, in addition to discovery partnerships for biologic drugs and developing completely new applications for synthetic DNA, such as digital data storage. We sell our products to a global customer base of approximately 3,562 customers across a broad range of industries.

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

In fiscal year 2024, we served approximately 3,562 customers and reported $313.0 million in revenue, including $169.0 million in revenue from the healthcare sector, $83.5 million in revenue from the chemicals/materials sector, $58.5 million in revenue from the academic research sector and $2.1 million in revenue from the food/agriculture sector.

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

Synthetic DNA is the fundamental building block that allows researchers to engineer biology. Synthetic DNA is a foundational product enabling the entire bioeconomy, with synthetic biology alone expected to have a $2-4 trillion global impact by 2030-2040. The National Security Commission on Emerging Biotechnology recognized synthetic DNA as a critical choke point in many supply chains, making broad access important for many industries. Researchers at a wide range of institutions design synthetic DNA to regulate the production of proteins and other molecules to achieve a specific functional purpose. While synthetic DNA has been produced for more than 40 years, the complexities of biology and the production constraints inherent in legacy processes have historically limited the applications and market opportunities for DNA synthesis.

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
Historically, a significant constraint in many NGS applications has been the high cost and long turnaround time of oligonucleotide production. Highly accurate and reproducible oligonucleotide production is required to produce high quality target enrichment data. Traditionally, the lack of options for oligonucleotide production forced researchers to choose between using less precise methods or reducing the number of samples in their study. Twist’s silicon-based platform synthesizes millions of oligonucleotides simultaneously with high uniformity and accuracy. Using highly uniform oligonucleotides ensures that the amount of oversampling needed to represent a dataset is kept to a minimum, meaning researchers can screen with confidence while reducing the down-stream sequencing costs.
The ability of the Twist DNA synthesis platform to precisely manufacture target enrichment probes at large scale has dramatically increased the types of projects that can now be addressed using NGS technologies. In addition to target enrichment, we have expanded our offerings to include innovative library preparation with Twist-developed enzymes, buffers, beads, unique dual indexes (UDIs), unique molecular identifiers (UMIs), adapters and more. Our platform has unlocked new applications, improved data quality, and dramatically expanded the types of scientific questions that can be answered using NGS. In addition, the speed of our DNA synthesis platform enables customers to quickly deploy NGS technologies to applications where the time to answer is critical.
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

Currently, we manufacture genes of up to 5,000 base pairs in length, yielding a clonally perfect piece of DNA that our customers can immediately use for their research. We offer non-clonal genes of up to 5,000 base pairs in length, which we believe addresses the vast majority of demand for non-clonal genes. We also offer larger quantities of DNA for customers who require it for their development efforts. Our error rate for gene fragments is 1:7500 nucleotides.

In November 2023, we introduced Express Genes, a product line that offers customers the same perfect-quality clonal genes at a turnaround time of 5 business days. We charge a premium for this fast turnaround time. We make all genes and gene fragments on our Express timeline.

In fiscal year 2024, we expanded our Express product portfolio to include many other products offered including Multiplexed Gene Fragments on a fast turnaround timeline. Our ability to provide this rapid turnaround for products at scale differentiates us from our competitors.

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
We sell a diverse, customizable set of oligo pools, ranging from a few hundred oligos to over one million, and offer oligonucleotides of up to 500 nucleotides in length, with an error rate of 1:3000 nucleotides. In fiscal year 2024 we added an offering of cloned oligo pools to further enable researchers.
IgG proteins
Pairing the automation in our synthetic biology platform along with our expertise in antibody discovery, we introduced an immunoglobulin G (IgG) protein offering for our customers focused on the pursuit of drug discovery and development. In the process of antibody discovery, antibody fragments (Fab, small chain fragment variable (scFv) or VHH) must be reformatted to full IgGs. Leveraging our silicon-based synthesis platform, we provide customers with a high throughput IgG capability, removing this bottleneck from the antibody discovery process. We offer standard and Express turnaround times in both CHO and HEK293 cell lines.

NGS tools

Building from our DNA synthesis platform, we have developed products to enable next-generation sequencing. Our products work on multiple sequencing platforms as we are sequencer agnostic. In particular, we are focused on addressing the demand for better sample preparation products that improve sequencing workflow, increase sequencing accuracy, and reduce downstream sequencing costs. Using our silicon-based DNA synthesis platform, we are able to synthesize exact sequences of interest. In the target enrichment process, our synthetic DNA probes bind to the sequence of interest within the sample, acting like a magnet to isolate and physically extract the targeted segment of DNA.

Our NGS products are primarily used within diagnostic tests for various indications including rare disease, SARS-CoV-2 and cancer through liquid biopsy and minimal residual disease (MRD). In addition, customers use our NGS tools for population genetics research and biomarker discovery, translational research, microbiology and applied markets research. Our customers are primarily diagnostic companies and hospitals, research institutions, agricultural biotechnology companies, and consumer genetics companies conducting diagnostic tests for a wide range of applications.
In fiscal year 2024, we added several innovative library preparation products for specific applications, leveraging our unique ability to develop proprietary enzymes for use within the workflows.
We offer a wide variety of NGS tools for our customers including library preparation kits, human exome kits, fixed and custom panels as well as Alliance panels. Alliance panels are customer-curated content sold through Twist. In addition, we offer specific workflow solutions including a methylation detection kit for cancer, rare and inherited disease study, as well as a fast hybridization solution (FastHyb), which allows researchers to go from sample to sequencer in a single day. In addition to NGS tools for DNA workflows, we offer full RNA sequencing workflows.

Synthetic controls

Leveraging our DNA synthesis platform, we offer positive synthetic controls that provide quality control measures for a wide range of applications from assay development to routine testing of samples with both next-generation sequencing (NGS) and reverse transcription polymerase chain reaction (RT-PCR) assays.

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
Biopharma Services
Modern therapeutic targets are increasing in complexity and traditional, single modality platforms are no longer sufficient on their own. Our biopharma services group offers the “discovery trifecta” – in vivo, in vitro and in silico antibody discovery all under one roof. We provide comprehensive discovery services for our partners that results in improved diversity, improved screening, ultra fast lead selection and engineering, which can mean a faster path in the race to the clinic.

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

As of September 30, 2024, we had signed 365 revenue-generating partnerships. Through these partnerships, we had 955 completed programs and 89 active programs with 73 of the programs including milestones and/or royalties as of

September 30, 2024. Some of our partners include Bayer, Boehringer Ingelheim GmbH, Takeda Pharmaceutical Company Limited, Adicet Bio, Ono Pharmaceutical Ltd., Kyowa Kirin, Invetx, Inc., Astellas Pharma Inc. and Neogene Therapeutics, Inc.

In October 2024, we entered into an agreement with XOMA Royalty under which they paid Twist $15 million cash in exchange for 50% of future milestone and royalty payments from our existing collaborations as of the date of signing. We retain all upfront, service and other revenue earned under antibody discovery and biopharma solutions agreements as well as half of future milestones and royalties.

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
•conduct biopharma services for our current customers and future partners;
•continue to develop commercial solution for storing digital data in DNA; and
•expand our global presence.

Beyond these opportunities, we are working with industry partners to create new markets for our products by leveraging our platform.
Sales and marketing
We have built a versatile and scalable commercial platform that enables us to reach a diverse customer base that we estimate consists of over 100,000 synthetic DNA users, potential customers of our NGS tools products and partners who may use our services for antibody discovery. In order to address this diverse customer base, we employ a multi-channel strategy comprised of a direct sales force targeting synthetic DNA customers, a direct sales force focusing on the NGS market and an e-commerce platform that serves both commercial channels. We employ business development and sales representatives for our biopharma solutions as well. Our sales force is focused on customer acquisition, support, and management across industries, and is highly trained on both the technical aspects of our platform and how our product and services can be used in a wide range of industries. Our easy-to-use e-commerce platform allows customers to design, validate, and place on-demand orders of customized DNA online, and enables them to receive real-time customized quotes for their products and track their order status through the manufacturing and delivery process. This is a critical part of our strategy to address our large markets and diverse customer base, as well as drive commercial productivity, enhance the customer experience, and promote loyalty.

We sell our products through a worldwide commercial organization that includes direct sales personnel, commercial consultants in Europe and Asia, an e-commerce platform and distributors. As of September 30, 2024, we employed 236 employees and dedicated commercial consultants in sales, marketing and customer support.

Research and development
We are engaged in ongoing research and development efforts focused on enhancements to existing products and the development of new products. Currently, we are pursuing research and development projects with respect to the following:
•process development for highest quality oligos;
•develop proprietary enzymes to optimize SynBio and NGS products and workflows;
•silicon process and enzymatic chemistry development for our data storage initiative;
•evaluate and implement AI applications to potentially optimize services for our customers;

•expansion of our product offerings for oligo, gene, synthetic controls, NGS library preparation and target enrichment, and DNA Libraries products;
•continuous process improvements across the business to facilitate speed, efficiency and automation; and,
•develop new products including mRNA and proteins.
Research and development activities are conducted in collaboration with manufacturing activities to help expedite new products from the development phase to manufacturing and to more quickly implement new process technologies. From time to time, our research and development efforts have included participation in technology collaborations with universities and research institutions.
As of September 30, 2024, we employed 182 people in our research and development team.
Patents and other intellectual property rights
Worldwide, we own or exclusively in-license over 150 issued or allowed patents and more than 250 pending patent applications as of September 30, 2024. In addition to these owned and exclusively licensed patents and pending patent applications, we also license patents on a non-exclusive and/or territory restricted basis. Our intellectual property portfolio includes important patents and patent applications directed to DNA synthesis, next generation sequencing, antibody libraries, and DNA data storage. Our policy is to file patent applications to protect technology, inventions and add improvements that are important to our business. Individual patent terms extend for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance, and the legal term of patents in the countries in which they are obtained.

Manufacturing and facilities
The production of our products is a highly complex and precise process. We currently manufacture all of our products and multiple sub-assemblies at our manufacturing facilities in South San Francisco, California and Wilsonville, Oregon. We consider our long-lived assets to be ready for their intended use when they are first capable of producing a unit of product that is saleable at which point depreciation of the asset commences. We also outsource some of our sub-assemblies to third party manufacturers. All of our products originate from synthetic DNA obtained from nanostructured clusters fabricated on our proprietary silicon technology platform. Due to its on-demand nature, the gene synthesis business requires manufacturing operations to be in operation 24 hours a day, seven days a week, 365 days per year. For synthetic genes, we have built a highly scalable gene production process with what we believe is industry-leading capacity to address the growing demand of scalable, high-quality, affordable synthetic genes. As of September 30, 2024, we employed 357 people in our manufacturing and operations team.

In addition to synthetic genes, we manufacture oligo pools. The pooling process has been fully automated through a mixture of custom proprietary and over-the-counter liquid handling equipment. We have the capacity to make many millions of high-quality oligos per day that can be used to make genes and gene fragments of various lengths, oligo pools of various sizes, DNA libraries and NGS tools products. We intend to increase our shipments to leverage our production capacity through our e-commerce platform, and express offerings, which we believe will expand both our market opportunity and our customer base.

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
•throughput and scale; and
•technical support and service.
We face competition from a broad range of providers of synthetic biology products such as GenScript Biotech Corporation, DNA Script, Inc., GENEWIZ (owned by Azenta), Integrated DNA Technologies, Inc. (owned by Danaher Corporation), DNA 2.0 Inc. d/b/a/ ATUM, GeneArt (owned by Thermo Fisher Scientific Inc.), Eurofins Genomics LLC, Promega Corporation, OriGene Technologies, Inc., Blue Heron Biotech, LLC, Elegen and others. Additionally, we compete with both large and emerging providers in the life sciences tools and diagnostics industries focused on sample preparation for NGS such as Thermo Fisher Scientific Inc., Illumina, Inc., Integrated DNA Technologies, Inc., Roche, New England Biolabs and Agilent. In the antibody discovery market, we compete with contract research organizations including Curia, GenScript, and Genovac (formerly part of Aldevron, LLC), and antibody discovery biotechnology companies, such as Fair Journey/Iontas, Adimab, Distributed Bio (owned by Charles River), Ablexis, Specifica, OmniAb and AbCellera Biologics Inc. In the emerging field of DNA digital data storage, we compete with Biomemory, Catalog Technologies, Inc., GenScript, various academic institutions, and other emerging competitors.

Corporate Responsibility

We are at the forefront of the bioeconomy revolution, and our products are increasingly being used to empower our customers, which consist of diagnostic, therapeutic and healthcare companies, agricultural biotech companies, chemical companies, academic institutions and government entities, around the world to address large societal challenges. All of our work supports our mission to provide synthetic DNA and DNA products to improve health and sustainability.

Full results from our Corporate Responsibility efforts, including our 2024 Corporate Responsibility Report can be found here: https://www.twistbioscience.com/company/corporate-responsibility. The information on our website, including, without limitation, in the 2024 Corporate Responsibility Report, should not be deemed incorporated by reference into this annual report or otherwise “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section.

Human Capital

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

Employee population
As of September 30, 2024, we had 923 employees. Of these employees, 182 were primarily engaged in research and development activities; 236 were primarily engaged in marketing, sales and customer support; 148 were primarily engaged in general and administrative activities; and 357 were primarily engaged in operations and manufacturing, dedicated to manufacturing our synthetic genes, oligo pools, NGS tools and DNA libraries. None of our employees is represented by a labor union, and we consider our employee relations to be good.
Recruiting, Development and Retention
Recruiting
We believe that our employees are our most important asset. Beginning with the pre-recruitment process, we provide internship opportunities in both scientific and non-scientific fields for students interested in biotechnology and the science, technology, engineering and mathematics (STEM) careers. We engage with local communities to provide expert speakers sharing nontraditional career pathways for the biotechnology field. We partner with community colleges and Hispanic Serving Institutions to build our brand within diverse communities as a source of diverse, high-quality candidates for every role with the goal of identifying the best possible candidate to fill open positions within the Company.
We actively engage with future scientists through organizations including the International Genetically Engineered Machine (iGEM), a non-profit organization dedicated to furthering the field of synthetic biology. In addition, we have provided internships through the Gloucester Biotechnology Academy, a hands-on training program that prepares students for careers as entry-level technicians in cutting-edge laboratories; and Eastside Preparatory Academy, a high school dedicated to serving students historically underrepresented in higher education. We have engaged with several organizations in the Portland area including Portland Community College, Partnerships in Diversity, Oregon State University, Oregon Bioscience Association and others. Twist Bioscience is a committed partner with the Oregon Bioscience Association in the implementation of a successful bio apprenticeship program in Oregon that provides access and support for Oregon’s priority populations, builds equity into economic strategies for the bioscience industry, and addresses the critical talent needs of our industry.

With an active program in place for our employees, we are striving to further support our female and underrepresented employees in advancing their careers while continuing to focus on hiring diverse talent, particularly at more senior positions.
Growth and development
We invest significant financial and support resources to develop the talent we need to remain at the cutting edge of innovation to ensure Twist Bioscience is an employer of choice. Our performance management system is aimed at supporting our culture, maintaining consistency with our guiding principles and to focusing on continuous learning and development. Our success in the market depends on employees understanding and embracing how their job contributes to the Company’s overall strategy. We encourage cross team communication as well as integrated departmental communication. We believe this broadens our employee’s skill set and provides opportunity for growth and advancement. We invest in our next generation of leaders through a six-month leadership program and individualized coaching for mid-level managers. In addition, we offer tuition reimbursement aimed at growth and career development.
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
Compensation and benefits, health and wellness

We strive to provide pay, comprehensive benefits and services that help meet the varying needs of our employees. Our generous total rewards package includes above-market pay; fully covered healthcare benefits for employees, with family member healthcare benefits covered at 90%; a health savings account for individuals and their families; approximately four weeks of paid vacation; a minimum of sixteen weeks of parental leave for all employees globally; flexible work schedules; and onsite services including gym and one meal daily. In addition, we offer full-time employees, both exempt and non-exempt, the benefit of equity ownership in the Company through restricted stock units (RSU) grants and/or our employee stock purchase plan.

We have an expert-built educational platform to assist employee’s fertility & family building needs with information about treatment, fostering or adopting, plus dedicated resources for egg freezers, egg donation, LGBTQIA+ families, and solo parents.
We have increased our well-being benefits, by offering programs that help workers monitor and reduce their stress levels, providing apps to support sleep and relaxation. We have further addressed employees’ emotional health and well-being by providing meditation sessions and using telehealth programs to offer mental health counseling.
Diversity, equity, inclusion and belonging
Diversity is in our DNA all the way from the top of the organization down to the individual employee. Our board adopted a Board Diversity Statement in January 2022 to provide informed decisions on diversity, equity and inclusion. Our employees come from numerous countries and bring diversity to our workplace across many critical categories. We believe our Company is stronger because of the variety of experiences and backgrounds our employees bring to their work every day. Among our employees, 55% identify as people of color.

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

Conduct and ethics

Our Board of Directors adopted and regularly reviews the Code of Business Conduct and Ethics Policy (the “Code of Ethics”), which applies to all of our employees, directors and officers. We believe it is imperative that the board of directors and senior management strongly support a no-tolerance stance for workplace harassment, biases and unethical behavior. All employees are required to abide by, review and confirm compliance to the Company’s Code of Ethics, our Anti-Money Laundering Policy, our Anti-Corruption Policy. We also maintain a Modern Slavery Act Statement and our Supplier Code of Conduct. We have established a reporting hotline and email address that enables employees to anonymously report any suspected violations of the Code of Ethics.

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

Employee communications and engagement
We employ a variety of tools to facilitate open and direct communication including open forums with executives, employee surveys and engagement through focus groups, forums and committees. We endeavor to further refine our employee programs through our employee engagement survey as well as follow up quarterly pulse surveys. Based on a recent survey conducted in February 2024 where 91% of our employees responded:

•89% of employees understand Twist’s mission
•86% understand how they contribute to the mission of the Company
•88% understand how their goals contribute to Twist

We hold All Employee meetings twice per month as well as a monthly managers meeting for all people managers.
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

Government regulation
Twist Bioscience is a leading provider of synthetic DNA products, serving customers across research, development, and commercial applications. We offer a wide range of products intended for "Research Use Only" (RUO) as well as a limited catalog of NGS tools that have been CE-marked pursuant to, and regulated by, the In Vitro Diagnostic Device Regulation (EU) 2017/746, or IVDR, and sold as in-vitro diagnostic medical devices (IVDs) in the European market. Our RUO products are sold and promoted for non-diagnostic and non-clinical purposes to academic institutions, life sciences and research laboratories, and biopharmaceutical and biotechnology companies who then integrate our products into their workflows for further commercialization. These products serve as vital research tools, enabling our customers to develop a diverse spectrum of commercial products. However, if we expand our portfolio of IVDs , we may be subject to a variety of specialized regulatory requirements, including those set forth by the U.S. Food and Drug Administration, or the FDA in the United States and the IVDR in the European Union.

Aside from certain labeling requirements, we believe that most of our products, as currently marketed, are largely unregulated by governmental bodies, including the FDA. Even so, we recognize that the applications of synthetic biology are rapidly evolving and we are actively involved in supporting our customers who are developing regulated products, including through contract manufacturing and specialized packaging solutions. As such, we may be subject to certain regulatory requirements, directly or indirectly, and maintain a robust quality management system to ensure compliance. Furthermore, if we expand our own portfolio of IVDs, we anticipate further engagement with regulatory bodies such as the FDA. We are committed to navigating this evolving landscape and ensuring that our products and services meet the highest quality and regulatory standards. For example, we have been recently evaluated by an external third party who has determined that we have processes in place to support compliance with current Good Manufacturing Practices (cGMP) and to support the required regulatory requirements as future regulations are updated by the FDA. Currently, our quality management system adheres to ISO 13485:2016 to ensure the quality and reliability of our products.

RUO is a term applicable to our target enrichment products for the next-generation sequencing (NGS) market and is applied to kits sold to this market segment. It is intended to restrict use of the kits to non-in vitro diagnostic purposes. Our NGS target enrichment and library preparation products are used in a more comprehensive workflow for next generation sequencing for research purposes only. In the future, we may develop this larger workflow as an in vitro diagnostic, for which we will obtain prior authorization from FDA or other applicable regulatory authorities before commercialization. For example, we launched a limited line of IVDs that are CE-marked and IVDR compliant to support our European customers who are in the in vitro diagnostic medical device market.

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
Medical device regulation in general
The FDC Act classifies medical devices into one of three categories based on the risks associated with the device and the level of control necessary to provide reasonable assurance of safety and effectiveness. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to previously 510(k) cleared devices are generally categorized as Class III. These devices typically require submission and approval of a Premarket Approval Application, or PMA. However, FDA can reclassify or use “de novo classification” for a device that meets the FDC Act standards for a class II or III device, which still requires PMA approval. Devices deemed to pose lower risk are categorized as either Class I or II. Class II classification usually requires the manufacturer to submit to the FDA a premarket notification submission requesting clearance of the device for commercial distribution in the United States pursuant to Section 510(k) of the FDC Act, referred to as 510(k) clearance. Most Class I devices are exempt from this requirement, as are some lower risk Class II devices with no established special controls. For devices requiring special controls, and when a 510(k) is required, the manufacturer must submit to the FDA a premarket notification submission demonstrating that the device is “substantially equivalent” to: (i) a device that was legally marketed prior to May 28, 1976, for which PMA approval is not required, (ii) a legally marketed device that has been reclassified from Class III to Class II or Class I, (iii) another legally marketed, similar device that has been cleared through the 510(k) process, or (iv) a device that was granted marketing authorization via the De Novo classification process under section 513(f)(2) of the FDC Act that is not exempt from premarket notification requirements.

Both Class II and III devices may require clinical studies. All clinical studies of investigational medical devices to determine safety and effectiveness must be conducted in accordance with FDA’s investigational device exemption (IDE) regulations, including the requirement for the study sponsor to submit an IDE application to FDA, unless exempt, which must become effective prior to commencing human clinical studies. PMA reviews generally last between three months and two years, although they can take longer. The PMA and 510(k) review processes can be expensive and lengthy and may not result in clearance (for Class I and II devices) or approval (for Class III devices). If we are required to submit our products for pre-market review by the FDA, we may be required to delay marketing and commercialization while we obtain premarket clearance or approval from the FDA. There would be no assurance that we could ever obtain such clearance or approval.

All medical devices, including in vitro diagnostics, or IVDs, that are regulated by the FDA are also subject to the Quality System Regulation. Obtaining the requisite regulatory approvals, including the FDA quality system inspections that are required for PMA approval, can be expensive, may involve delay, and could conclude without products being approved by the FDA. Changes to the current regulatory framework, including the imposition of additional or new regulations, could arise at any time during the development or marketing of our products. This may negatively affect our ability to obtain or maintain FDA or comparable regulatory clearance or approval of our products in the future.

IVDs are a category of medical devices that include reagents, instruments, and systems intended for use in diagnosis of disease or other conditions, including a determination of the state of health, in order to cure, mitigate, treat, or prevent disease or its sequelae. IVDs are intended for use in the collection, preparation, and examination of specimens taken from the human body. An RUO IVD product is an IVD product that is in the laboratory research phase of development or is intended for use in the conduct of nonclinical laboratory research and not intended to produce results for clinical use. As such, an RUO IVD is not intended for use in clinical investigations or in clinical practice. Such RUO products do not require premarket clearance or approval from the FDA, provided that they be labeled “For Research Use Only. Not For Use In Diagnostic Procedures” pursuant to FDA regulations or they may be considered to be adulterated and misbranded.

As noted above, although our products are currently intended for research purposes only, the regulatory requirements related to marketing, selling, and supporting such products could be uncertain and depend on the totality of circumstances. This uncertainty exists even if a use by our customers occurs without our consent. If the FDA or other regulatory authorities assert that any of our RUO products are subject to regulatory clearance or approval, our business, financial condition, or results of operations could be adversely affected.

According to the FDA, including the RUO labeling statement will not necessarily render the device exempt from FDA premarket clearance, approval, or other regulatory requirements if the totality of circumstances surrounding the distribution of the product indicate that the manufacturer intended its IVDs for diagnostic use. Such circumstances may include, but are not limited to, the product’s advertising, labeling, or promotion, or the manufacturer’s assistance of a clinical laboratory in validating or verifying a test that incorporates products labeled RUO. This uncertainty exists even if such use by our customers occurs without our consent. If the FDA or other regulatory authorities assert that any of our RUO products are subject to regulatory clearance or approval, our business, financial condition, or results of operations could be adversely affected.

Some of our customers may use our products in their own laboratory-developed tests, or LDTs. The FDA has historically taken the position that LDTs are considered to be IVDs, but has generally exercised enforcement discretion. On May 6, 2024, the FDA published a final rule that (1) makes explicit that IVDs are devices under the Federal Food, Drug, and Cosmetic Act (FD&C Act), including when the manufacturer of the IVD is a laboratory, and (2) finalizes a policy under which the FDA will provide greater oversight of IVDs offered as LDTs through a phaseout of its general enforcement discretion approach for LDTs over the course of four years (the “LDT Final Rule”). This increase of regulatory requirements pursuant to the LDT Final Rule may influence the sales of our products and how customers employ our products, and we could be subject to additional regulatory controls, including enforcement action, administrative and judicial sanctions, all of which could adversely affect our business, financial condition, or results of operations. Whether the LDT Final Rule and the phaseout of FDA’s enforcement discretion will be fully implemented, however, is in question. The LDT Final Rule is receiving Congressional scrutiny, and there are currently two consolidated cases pending in the United States District Court for the Eastern District of Texas brought by, inter alia, the American Clinical Laboratories Association and the Association for Molecular Pathology against FDA, et al., alleging that the LDT Final Rule violates the Administrative Procedure Act.

EU Regulation
In the European Union (EU), the new In Vitro Diagnostic Device Regulation (EU) 2017/746, or IVDR, imposes stricter requirements for the marketing and sale of applicable medical devices, including in the area of clinical evaluation requirements, quality systems and post-market surveillance. Some of the IVDR requirements such as general safety and performance requirements became effective in May 2022 while the complete enforcement of the entirety of IVDR will not happen until May 2028. We likely will be impacted by this new regulation, either directly as a manufacturer of IVDs, or indirectly as a supplier to customers who are placing IVDs in the EU market for clinical or diagnostic use. In February 2024, we introduced IVDR-compliant Precision Dx products for whole exome sequencing to meet the needs of our European customers and demonstrate our commitment to providing compliant solutions for clinical and diagnostic use in the EU.

FSAP

The Centers for Disease Control and Prevention (CDC) and the Animal and Plant Health Inspection Service (APHIS) administer requirements of the Federal Select Agent Program, or FSAP. FSAP requirements govern possession, use, and transfer of select agents and toxins consisting of biological materials that have the potential to pose a severe threat to public, animal or plant health or to animal or plant products. The FSAP currently lists approximately 68 select agents and toxins. The registered entities primarily consist of academic, federal and non-federal government, commercial, and private facilities that conduct research studies or diagnostic activities. We are not a registered entity under FSAP and it is our policy generally not to produce or otherwise work with any biological material that is subject to FSAP license requirements. To the extent that we may possess, use, or transfer any material considered a select agent or toxin under FSAP prospectively, we would seek to register with FSAP and obtain all necessary permits for possession, transfer, importation, or any other regulated activity.

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
OSTP framework for nucleic acid synthesis screening
The Office of Science and Technology Policy in 2024 published the Framework for Nucleic Acid Synthesis Screening. The Framework requires that U.S.-funded researchers and institutions limit the purchase of synthetic nucleic acids only to companies that publicly attest to adherence to the screening requirements of the Framework. Twist's biosecurity practices satisfy or exceed the requirements of the Framework and, as such, Twist has publicly attested to our adherence. We have also agreed, as required by the Framework, to amend our attestation within 72 hours should the status of our adherence to the Framework change.
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
We have incurred net losses each year since inception and have generated limited revenue from product sales to date. We expect to incur increasing costs as we grow our business. We cannot be certain if or when we will produce sufficient revenue from our operations to support our costs. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the success of our existing products and the development and commercialization of additional products in the synthetic biology, biologic drug and data storage industries as well as leveraging our investment in our manufacturing facility in Wilsonville, Oregon. Even if profitability is achieved, we may not be able to sustain profitability. We incurred net losses of $208.7 million, $204.6 million and $217.9 million for the years ended September 30, 2024, 2023 and 2022, respectively. As of September 30, 2024, we had an accumulated deficit of $1,241.9 million. We expect to incur substantial losses and negative cash flow for the foreseeable future. We may incur significant losses in the future for a number of reasons, many of which are beyond our control, including the other risks described in this Form 10-K, market acceptance of our products, future product development, and our market penetration and margins. In addition, inflationary pressure could adversely impact our financial results by increasing operating costs. We may not fully offset these cost increases by raising prices for our products and services, which could result in downward pressure on our margins. Further, our clients may choose to reduce their business with us if we increase our pricing.

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
Our continued growth could require significant capital expenditures and might divert financial resources from other projects such as the development of new products and services, including the development and commercialization of additional products in the synthetic biology, biologic drug and data storage industries. As additional products are developed and commercialized, we may need to incorporate new equipment, implement new technology systems, or hire new personnel with different qualifications. Failure to manage this growth or transition could result in delays in launching new products, turnaround time delays, higher manufacturing costs, declining product quality, deteriorating customer service, and slower responses to competitive challenges. A failure in any one of these areas could make it difficult for us to meet market expectations for our products, and could damage our reputation and the prospects for our business.
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
In order to grow our business, we must continue to attract new customers and retain and grow sales from our existing customers on a cost-effective basis. To do this, we aim to attract new and existing buyers of synthetic DNA and NGS tool kits, convert makers of synthetic DNA into buyers of synthetic DNA, monetize our antibody discovery platform by entering into partnerships and achieve widespread market acceptance by delivering both our current product offerings and new products and technologies at low cost, with high-quality, reliable turnaround times and throughput, superior e-commerce services and effective technical support. We cannot guarantee that our efforts to provide these key requirements will be consistently acceptable to, and meet the performance expectations of, our customers and potential customers. Furthermore, the commercialization of certain of the applications for which our customers use our products may be subject to clinical studies and/or coverage and reimbursement determinations by government and private payors, and if they are proven to have less clinical value than anticipated and/or fail to receive adequate coverage and reimbursement determinations it could have a negative impact on our sales and revenues. For example, we currently generate a significant amount of our NGS tool revenues from sales related to liquid biopsy applications that are undergoing clinical studies and/or subject to coverage and reimbursement determinations by government and private payors. If these liquid biopsy applications are proven to have less clinical value than anticipated and/or fail to receive adequate coverage and reimbursement determinations, it could have a material negative impact on our sales and revenues. If we are unable to successfully attract new customers and retain and grow sales from our existing customers, our business, financial position and results of operations would be negatively impacted.
If we, or our partners or suppliers, experience a significant disruption in, or breach in security of, information technology systems, or fail to implement new systems and software successfully, our business could be adversely affected. Cyberattacks and security vulnerabilities could lead to reduced revenue, increased costs, liability claims, or harm to our reputation or competitive position.
We rely on several centralized information technology systems throughout our Company to provide products, keep financial records, process orders, manage inventory, process shipments to customers and operate other critical functions. In addition, we currently generate a growing portion of our revenue through sales on our e-commerce platform. We manage our website and e-commerce platform internally and as a result any compromise of our security or misappropriation of proprietary information could have a material adverse effect on our business, financial condition and results of operations. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure Internet transmission of confidential information, such as credit and other proprietary information. In 2024, we received ISO 27001:2022 certification, the most advanced information security standard published by the International Organization for Standardization (ISO), the world’s largest developer of voluntary international standards, and the International Electrotechnical Commission. Even though our information security management system received ISO 27001:2022 certification, our, and our partners’ or suppliers’, information technology systems have been and may still be susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, computer viruses, cyberattacks such as phishing, social engineering, ransomware, denial-of-service and other malware attacks, telecommunication failures, user errors, catastrophes or other unforeseen events. Additionally, some actors are using artificial intelligence (“AI”) technology to launch more automated, targeted and coordinated attacks. Our, or our partners’ or suppliers’ information technology systems also may experience interruptions, delays or cessations of service or produce errors in connection with system integration, software upgrades or system migration work that takes place from time to time. If we were to experience a prolonged system disruption in the information technology systems that involve our interactions with customers or suppliers, including negatively impacting our order fulfillment and order entry on our e-commerce platform, it could result in the loss of sales and customers and significant incremental costs, which could adversely affect our business.

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

Threats involving the misuse of access to our network, systems, and information by our current or former employees, contractors, vendors, or partners, whether intentional or unintentional, also pose a risk to the security of our network, systems, and information and data. For example, we are subject to the risk that employees may inadvertently share confidential information with unintended third parties, or that departing employees may take, or create their own information based on, our confidential information upon leaving the Company. In addition, any such insiders may be the victims of social engineering attacks that enable third parties to access our network, systems, and information using an authorized person’s credentials. We and our network, systems, and information are also vulnerable to malicious acts by insiders, including leaking, modifying, or deleting confidential information, or performing other acts that could materially interfere with our operations and business. While we provide regular training to our employees regarding cybersecurity threats and best practices, we cannot ensure that such training or other efforts will prevent unauthorized access to or sabotage of our network, systems, and information.

In addition, we and our third-party providers are at heightened risk of theft or cyber attack of technology, data, and intellectual property through direct intrusion by private parties or foreign actors, including those affiliated with or controlled by nation-state actors. This includes attacks which could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our products and services. If any theft affects or attack our technology, data, or intellectual property, our efforts to protect and enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from our intellectual property, and we may be at heightened risk of losing our proprietary intellectual property rights around the world, including outside of such countries, to the extent such theft, attack or intrusion destroys the proprietary nature of our intellectual property. While we implement security measures designed to reduce these risks, there is no guarantee these measures will be adequate to safeguard all systems and networks. Any failure to maintain performance, reliability, security and availability of our systems and networks may result in accidental or unlawful destruction, damage, loss, unavailability, alteration, impairment, misuse, unauthorized disclosure of, or unauthorized access to our data, including personal or proprietary information.

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
Issues relating to the use of artificial intelligence and machine learning could adversely affect our business and operating results.

In our ongoing efforts to innovate and optimize operational efficiency, we have integrated AI and machine learning into various aspects of our workplace. While AI and machine learning presents opportunities for enhanced productivity and innovation, it also introduces inherent risks, including legal and regulatory, that could adversely impact our business and reputation. Proper use of AI and machine learning can lead to improved decision-making, cost reduction, and competitive advantage. However, improper use, including algorithmic biases, ethical considerations, data privacy issues, and potential regulatory non-compliance, could result in reputational damage, legal liabilities, and financial losses. The rapidly evolving regulatory landscape surrounding AI also poses a risk, as new laws and regulations could impose additional compliance burdens, resulting in increased operational costs. We are committed to implementing robust governance and control mechanisms to mitigate these risks, but there can be no assurance that such measures will adequately prevent or mitigate the adverse effects that the integration and use of AI may have on our business, financial condition, and results of operations.

If we are unable to expand into adjacent addressable markets, our business may be materially and adversely affected.
Our future revenue growth and market potential may depend on our ability to leverage our DNA synthesis platform together with our custom libraries and other proprietary tools, such as our antibody discovery and optimization platform, in adjacent businesses such as pharmaceutical biologics drug discovery and digital data storage in DNA. There can be no assurance that we can continue to utilize our biopharma services offerings to accelerate the lead identification and lead optimization steps of antibody discovery or to discover more effective antibody drugs. In addition, our technology may not develop in a way that allows data storage in DNA to become cost competitive with traditional data storage media or in a way that otherwise enables us to address the markets opportunities that we believe exist. If we are unable to expand into adjacent addressable markets, our business, financial position and results of operations could be negatively impacted.
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
•political climate or macroeconomic conditions, including economic downturns or market uncertainty or reduced spending in response to emergency public health situations;

•inability to raise sufficient funds in the capital markets;

•changes in the regulatory environment;
•healthcare legislative reform measures,

•differences in budgetary cycles;
•inflationary pressures; and
•market acceptance of relatively new technologies, such as ours.
Any decrease in spending or change in spending priorities of our customers and potential customers could significantly reduce the demand for our products. As we expand into new geographic markets, our revenue may be impacted by seasonal trends in the different regions, the seasonality of customer budgets in those regions and the mix of domestic versus international sales. In addition, access to capital markets is critical to many of our customers’ ability to fund their operations, including purchasing our products and services. Traditionally, biotechnology and life sciences companies have funded their research and development expenditures by raising capital in the equity markets. Declines and uncertainties in these markets have severely restricted raising new capital and have affected companies’ ability to fund existing research and development efforts which may lead them to delay project starts, reduce or cancel orders and or cancel projects. In the past, we experienced some cancellations of customer orders that we believe were due to customers' funding concerns. Moreover, we have no control over the timing and volume of purchases by these customers and potential customers, and as a result, revenue from these sources may vary significantly due to factors that can be difficult to forecast. Any delay or reduction in purchases by customers and potential customers or our inability to forecast fluctuations in demand could harm our future operating results.

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
Substantially all of our revenue generated to date is from our synthetic DNA products. Our financial results are dependent on strengthening our synthetic biology and NGS product groups while diversifying into other developing sectors such as pharmaceutical biologics drug discovery, creating useful DNA libraries and data storage.
Our near-term prospects, including our ability to finance our research and development activities and initiatives and enter into strategic collaborations, will depend heavily on the successful development and commercialization of our synthetic DNA products. These initiatives will be substantially dependent on our ability to generate revenue from our synthetic DNA products and obtain other funding necessary to support these initiatives. Our inability to continue these initiatives and initiate new research and development efforts could result in a failure to develop or delay in developing new products, improve upon existing products such that sectors such as pharmaceutical biologics drug discovery, DNA library creation and data storage may never be fully developed, and expand our addressable market, which could have a material and adverse impact on our sales, business, financial position and results of operations.
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

While we have experienced increased operating costs in recent periods, which we believe were due in part to a rise in inflation, we do not believe that inflation has had a material effect on our business, financial condition or results of operations. In the event of significant price increases for raw materials, we may have to pass the increased raw materials costs to our customers. However, we cannot assure you that we will be able to raise the prices of our products sufficiently to cover increased costs resulting from increases in the cost of our raw materials or overcome the interruption of a sufficient supply of qualified raw materials for our products. As a result, a price increase for our raw materials may negatively impact our business, financial position and results of operations.

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
We have derived, and believe we may continue to derive, a significant portion of our revenues from a limited number of large customers. Our customers may buy less of our products depending on their own technological developments, the clinical efficacy and commercial success of the applications for which they use our products, end-user demand for our products and internal budget cycles. In addition, existing customers may choose to produce some or all of their synthetic DNA requirements internally by using or developing manufacturing capabilities organically or by using capabilities from acquisitions of assets or entities from third parties with such capabilities. The loss of any significant customer or a significant reduction in the amount of product ordered by any significant customer would adversely affect our revenue, results of operations, cash flows and reputation in the marketplace.

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

We may enter into transactions to acquire other businesses, products or technologies and our ability to do so successfully cannot be ensured. While historically we have not completed many acquisitions, we closed a business acquisition in the first quarter of 2022 and we are continuing to pursue opportunities in the life sciences industry that complement and expand our synthetic DNA product offering and our other products in both local and international markets. If we identify suitable opportunities, we may not be able to make such acquisitions on favorable terms or at all. Any acquisitions we make may not strengthen our competitive position, and these transactions may be viewed negatively by customers or investors. We may decide to incur debt in connection with an acquisition or issue our common stock or other equity securities to the stockholders of the acquired company, as we did for the business acquisitions, which would reduce the percentage ownership of our existing stockholders. We could incur losses resulting from undiscovered liabilities of the acquired business that are not covered by any indemnification we may obtain from the seller. In addition, we may not be able to successfully integrate the acquired personnel, technologies and operations into our existing business in an effective, timely and non-disruptive manner. Acquisitions may also divert management attention from day-to-day responsibilities, increase our expenses and reduce our cash available for operations and other uses. In addition, we cannot guarantee that we will be able to fully recover the costs of such acquisitions or that we will be successful in leveraging any such strategic transactions into increased business, revenue or profitability. We also cannot predict the number, timing or size of any future acquisitions or the effect that any such transactions might have on our operating results.
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
We face competition from a broad range of providers of core synthetic biology products such as GenScript Biotech Corporation, DNA Script, Inc., GENEWIZ (owned by Azenta), Integrated DNA Technologies, Inc. (owned by Danaher Corporation), DNA 2.0 Inc. d/b/a/ ATUM, GeneArt (owned by Thermo Fisher Scientific Inc.), Eurofins Genomics LLC, Promega Corporation, OriGene Technologies, Inc., Blue Heron Biotech, LLC, Elegen and others. Additionally, we compete with both large and emerging providers in the life sciences tools and diagnostics industries focused on sample preparation for NGS such as Thermo Fisher Scientific Inc., Illumina, Inc., Integrated DNA Technologies, Inc., Roche, New England Bioloabs and Agilent. In the antibody discovery market, we compete with contract research organizations including Curia, GenScript, and Genovac (formerly part of Aldevron, LLC), and antibody discovery biotechnology companies, such as Fair Journey/Iontas, Adimab, Distributed Bio (owned by Charles River), Ablexis, Specifica, OmniAb and AbCellera Biologics Inc. In the emerging field of DNA digital data storage, we compete with Biomemory, Catalog Technologies, Inc., GenScript, various academic institutions, and other emerging competitors. We may not be successful in maintaining our competitive position for a number of reasons. Some of our current competitors, as well as many of our potential competitors, have significant name recognition, substantial intellectual property portfolios, longer operating histories, greater resources to invest in new technologies, substantial experience in new product development and manufacturing capabilities and more established distribution channels to deliver products to customers than we do. These competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. Our competitors may develop disruptive technologies or products that are comparable or superior to our technologies and products. In light of these advantages, even though we believe our technology is superior to the products offerings of our competitors, current or potential customers might accept competitive products in lieu of purchasing our products. Increased competition is likely to result in continued pricing pressures, which could harm our sales, profitability or market share. Our failure to continue competing effectively or winning additional business with our existing customers could materially and adversely affect our business, financial condition or results of operations.

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
The FDA regulates medical devices, including in vitro diagnostics, or IVDs. IVDs are a category of medical devices that include reagents, instruments, and systems intended for use in diagnosis of disease or other conditions, including a determination of the state of health, in order to cure, mitigate, treat, or prevent disease or its sequelae. IVDs are intended for use in the collection, preparation, and examination of specimens taken from the human body. An RUO IVD product is an IVD product that is in the laboratory research phase of development or is intended for use in the conduct of nonclinical laboratory research and not intended to produce results for clinical use. As such, an RUO IVD is not intended for use in clinical investigations or in clinical practice. Such RUO products do not require premarket clearance or approval from the FDA, provided that they are labeled “For Research Use Only. Not For Use In Diagnostic Procedures” pursuant to FDA regulations. Our IVD products are not intended for clinical or diagnostic use, and we market and label them as RUO. Our customers, however, may use our products in their own laboratory-developed tests, or LDTs. The FDA has historically taken the position that LDTs are considered to be IVDs, but has generally exercised enforcement discretion. On May 6, 2024, the FDA published a final rule that phases out over a period of four years the policy of enforcement discretion it has historically applied to most LDTs (the “LDT Final Rule”). While the LDT Final Rule is currently being challenged in Federal court and receiving Congressional scrutiny, if the increase of regulatory requirements under the LDT Final Rule remain in place, it may influence the sales of our products and how customers employ our products, and subject us to additional regulatory controls including enforcement action, administrative and judicial sanctions, all of which could adversely affect our business, financial condition, or results of operations. See "Business-Government regulation-FDA".

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
We currently manufacture all of our products and multiple sub-assemblies at our manufacturing facilities in Wilsonville, Oregon and South San Francisco, California, and if either of these facilities are destroyed or we experience at either of these facilities any manufacturing difficulties, disruptions, or delays, this could limit supply of our products or adversely affect our ability to sell products or conduct our clinical trials, and our business would be adversely impacted
We currently manufacture all of our products and multiple sub-assemblies at our manufacturing facilities in Wilsonville, Oregon and South San Francisco, California. Although a portion of our manufacturing still takes place at our South San Francisco facility, we depend primarily on our manufacturing facility in Wilsonville, Oregon. For example, we have recently consolidated all synthetic biology production in Wilsonville, and our Express Genes product is manufactured solely in Wilsonville. We still manufacture a significant portion of our NGS products at our South San Francisco facility. Any manufacturing difficulties at our two manufacturing could result in turnaround time delays. With respect to our Wilsonville facility, if regulatory, manufacturing, or other problems require us to discontinue production at the facility, we will not be able to manufacture our synthetic genes, oligo pools or selected NGS products or create our DNA libraries, which would adversely impact our business. In addition, if either of our facilities or the equipment therein is significantly damaged, destroyed, or affected by fire, flood, power loss, or similar events, or is shut down for health and safety reasons, including public health emergencies, severe weather, or other reasons, we may not be able to quickly or inexpensively replace our manufacturing capacity or replace the facility. In the event of a temporary or protracted loss of either of these facilities or the equipment therein, we might not be able to transfer manufacturing to another third party. Even if we could transfer manufacturing from one facility to another, the shift would likely be expensive and time-consuming, particularly if we were to maintain the current manufacturing standards procedures at such alternative facility.
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
During our fiscal years ended September 30, 2024, 2023 and 2022, 40%, 40% and 41%, respectively, of our revenue was generated from customers located outside of the United States. In connection with our growth strategy, we intend to further expand in international markets. Conducting and launching operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones and consumes significant management resources. If we fail to coordinate and manage these activities effectively, our business, financial condition or results of operations could be adversely affected. International sales entail a variety of risks, including longer payment cycles and difficulties in collecting accounts receivable outside of the United States, currency exchange fluctuations, challenges in staffing and managing foreign operations, tariffs and other trade barriers (including tariffs enacted and proposed by the U.S. government on various imports from China and by the Chinese government on certain U.S. goods), unexpected changes in legislative or regulatory requirements of foreign countries into which we sell our products, difficulties in obtaining export licenses or in overcoming other trade barriers, laws and business practices favoring local companies, political instability, including conflicts and tensions involving Russia and China and the Israel-Hamas war, economic instability, difficulties protecting or procuring intellectual property rights, and restrictions resulting in delivery delays and significant taxes or other burdens of complying with a variety of foreign laws.

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
We cannot be certain that we will be able to maintain adequate controls over our financial processes and reporting in the future. For example, as previously disclosed in our annual reports on Form 10-K for the fiscal years ended September 30, 2020, 2021, 2022 and 2023 we had at least one material weakness in our internal control over financial reporting as of the end of each of these fiscal years. Although management has since remediated these material weaknesses and concluded that our internal control over financial reporting was effective as of September 30, 2024, weaknesses in our internal control over financial reporting could again be discovered in the future. If we fail to maintain effective internal controls, investors may lose confidence in the accuracy and completeness or our financial reports, the market price of our securities may be negatively affected, and we could be subject to sanctions or investigation by regulatory authorities, such as the SEC or Nasdaq.
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
Worldwide, we own or exclusively in-license over 150 issued or allowed patents and more than 250 pending patent applications as of September 30, 2024. In addition to these owned and exclusively licensed patents and pending patent applications, we also license patents on a non-exclusive and/or territory restricted basis. Our intellectual property portfolio includes important patents and patent applications directed to DNA synthesis, Next Generation Sequencing, antibody libraries, and DNA data storage.
Several patent applications covering our technologies have been filed recently. We cannot offer any assurances about which, if any, patents will issue, the breadth of any such patent, or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. Any successful opposition to these patents or any other patents owned by or, if applicable in the future, licensed to us could deprive us of rights necessary for the practice of our technologies or the successful commercialization of products that we may develop. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to our technologies or products. Furthermore, an interference proceeding can be provoked by a third party or instituted by the U.S. Patent and Trademark Office ("USPTO"), or the European Patent Office ("EPO"), to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. For example, on March 3, 2021, our European Patent No. 3030682 which relates to polynucleotide synthesis was opposed by an anonymous third party. An initial decision to revoke the patent was issued on November 29, 2022, which will not become final until all appeals are exhausted. We believe the EPO's decision relating to the original claims is erroneous and we appealed the EPO’s decision on January 27, 2023. The opponent filed a reply to the appeal on August 2, 2023. On April 205, 2024, the EOP issued a summons for an oral hearing for May 6, 2025, and the appeal remains pending. We continue to prosecute related pending European applications.
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

Item 1B.Unresolved staff comments
None.

Item 1C.     Cybersecurity
Cybersecurity Risk Management and Strategy

Processes Used to Assess, Identify, and Manage Material Risks from Cybersecurity Threats

Risk Assessment and Management

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third-party hosted services, communications systems, hardware and software, and our critical data, including, among other things, intellectual property, trade secrets, confidential information that is proprietary, strategic or competitive in nature, and personal data.

Our Chief Information Officer (“CIO”) together with our Senior Director of IT Infrastructure, Security and Compliance and other members of the Information and Business Technology (“IBT”) Security team, are responsible for establishing and implementing cybersecurity policies and procedures, which includes developing and updating our Security Incident Response Policy (“IRP”), managing incident response, and overseeing any policy exceptions and potential compensating controls.

Our cybersecurity program is based on the International Organization for Standardization (“ISO”) 27001 security controls. We maintain an ISO 27001:2022 certification and we undergo routine audits by an independent, certified accreditation body to maintain this certification. We also provide annual, mandatory cybersecurity training for employees to equip our workforce with the knowledge to identify and respond to cybersecurity threats, such as phishing attempts.

Our process for assessing, identifying, and managing material risks from cybersecurity threats is integrated into our overall enterprise risk management process. As part of our overall enterprise risk management process, we have a cybersecurity risk management strategy based on National Institute of Standards and Technology (NIST) Special Publication. 800-30 “Guide for Conducting Risk Assessments” that provide guidelines and principles for information technology security risk management.

Incident Response

We have a dedicated Information Security team within the IBT team responsible for managing and coordinating incident response efforts. This team collaborates closely with other teams within the company, including Legal and Finance, in identifying, analyzing, and responding to cybersecurity incidents, which includes tracking cybersecurity incidents to help identify any related incidents. When cybersecurity incidents are identified, our practice is to respond to and address them utilizing incident classifications and escalation protocols, in accordance with applicable governmental regulations and other legal requirements.

We have an IRP to prepare for and respond to cybersecurity incidents. The process is tested in annual tabletop exercises to help identify strengths and areas for improvement.

Engagement of Third Party Advisors

We engage third party advisors, including assessors, cybersecurity consultants, and auditors to assess, validate, and enhance our cybersecurity program. We benefit from engaging third parties to provide specialized skills, knowledge, tools, and resources. These third parties also help reduce costs, increase efficiency, improve quality, mitigate risks, and review cybersecurity strategy, trends, and threat landscape. We refine and mature our cybersecurity roadmap and strategy based on findings and their risk standing.

Third-Party Service Provider Risk Management

We have a process in place to oversee and identify risks from cybersecurity threats associated with our use of key third-party service providers during the course of engagement. The company maintains a formal risk management program to identify, assess, monitor and mitigate risks associated with third-party relationships, including cybersecurity risks. Our vendor security assessment process evaluates key vendors and, where appropriate, assesses vendor’s controls for IT security, privacy, business continuity, and other third-party risks. Following an evaluation, the company determines and prioritizes risks based on their potential impact, which help inform the appropriate level of additional due diligence and ongoing compliance monitoring.

Material Risks from Cybersecurity Threats

We have not identified risks from known cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected us, including our business strategy, results of operations or financial condition, but we face certain ongoing cybersecurity risks threats that, if realized, are reasonably likely to materially affect us. For additional information regarding these risks, please refer to Item 1A, “Risk Factors,” “If we, or our partners or suppliers, experience a significant disruption in, or breach in security of, information technology systems, or fail to implement new systems and software successfully, our business could be adversely affected. Cyberattacks and security vulnerabilities could lead to reduced revenue, increased costs, liability claims, or harm to our reputation or competitive position” in this Annual Report on Form 10-K.

Cybersecurity Governance

Board Oversight of Risks from Cybersecurity Threats

The Board oversees management’s processes for identifying and mitigating risks, including cybersecurity risks, to help align our risk exposure with our strategic objectives. Our CIO regularly briefs the Board on cybersecurity matters. We have procedures led by our CIO which govern our assessment, response and notification of internal and external parties upon the occurrence of a cybersecurity incident. Depending on the nature and severity of an incident, this process provides for escalating notification to our executive team, to evaluate the overall impact and appropriate or required external notifications. Based on its nature and severity, the Board would be informed of an incident by our executive team.

Management’s Role in Assessing and Managing Materials Risks from Cybersecurity Threats

Under the IRP, cybersecurity incidents are escalated based on a defined incident severity to management as appropriate. Management, including the CIO, is involved in assessing and managing our cybersecurity risks. Our CIO has 13 years of experience managing information technology in complex environments. As noted above, the company’s IRP includes standard processes for escalating significant cybersecurity incidents to management, including the CIO, who then informs the Board based on the nature and severity of the incident. The company’s incident response team also coordinates with external legal advisors, cybersecurity forensic firms, communication specialists, and other outside advisors and experts, as appropriate.

Item 2.Properties
Our principal facilities are described below:

Principal Facilities	Approximate Square Footage	Lease Expiration	Use	Owned or Leased
Wilsonville, OR	211,995	2044	General & Administration and Manufacturing	Leased
South San Francisco, CA	91,791	2028	General & Administration, R&D and Manufacturing	Leased
Brisbane, CA	24,786	2026	Warehouse facility	Leased
Quincy, MA	38,853	2032	General & Administration, R&D and Manufacturing	Leased
Guangzhou, China	9,956	2026	General & Administration, Sales & Marketing and Supply Chain activities	Leased
Carlsbad, CA	8,772	2026	Sales & Marketing	Leased
Singapore	1,353	2025	Sales & Marketing	Leased
The Company believes its existing facilities are in good operating condition and are suitable for the conduct of its business.

Item 3.Legal proceedings
For a description of material pending legal proceedings, see Note 9 “Commitments and Contingencies - Legal Proceedings” of the Notes to Condensed Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference. In addition, we are subject to various legal proceedings and claims arising in the ordinary course of business. Although occasional adverse decisions or settlements may occur, management believes that the final disposition of such matters will not have a material adverse effect on our business, financial position, results of operations or cash flows.

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
The following graph compares the cumulative total shareholder return on our common stock to the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Biotechnology Index. An investment of $100 is assumed to have been made in our common stock and each index on September 30, 2019 and its performance is presented as of the end of each our fiscal years through September 30, 2024. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends; however, no dividends have been declared on our common stock to date. The returns shown on the graph below are based on historical results and are not necessarily indicative of future performance, and we do not make or endorse any predictions as to future returns.

*	$100.00 invested on October 1, 2019 in stock or index, including reinvestment of dividends.

	9/30/2019	9/30/2020	9/30/2021	9/30/2022	9/30/2023	9/30/2024
Twist Bioscience Corporation	$100.00	$318.13	$447.95	$147.57	$84.84	$189.20
Nasdaq Composite Index	$100.00	$140.96	$183.61	$135.41	$170.76	$236.74
Nasdaq Biotechnology Index	$100.00	$136.90	$164.57	$123.00	$130.12	$158.21

Holders of Record
As of November 13, 2024, there were approximately 50 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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

Sales of unregistered securities
None.
Issuer Purchases of Equity Securities
None.

Item 6.[Reserved]

Item 7.Management’s discussion and analysis of financial condition and results of operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to promote understanding of the results of operations and financial condition. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Form 10-K. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk factors” and elsewhere in this Form 10-K. The last day of our fiscal year is September 30, and we refer to our fiscal year ended September 30, 2022 as fiscal year 2022 or 2022, September 30, 2023 as fiscal year 2023 or 2023 and our fiscal year ended September 30, 2024 as fiscal year 2024 or 2024.

Overview
We are a leading, rapidly growing synthetic biology company that has developed a disruptive DNA synthesis platform to industrialize the engineering of biology. The core of our platform is a proprietary technology that pioneers a new method of manufacturing synthetic DNA by “writing” DNA on a silicon chip. We have combined our silicon-based DNA writing technology with proprietary software, scalable commercial infrastructure and an e-commerce platform to create an integrated technology platform that enables us to achieve high levels of quality, precision, automation, and manufacturing throughput at a significantly lower cost than our competitors We have applied our unique technology to manufacture a broad range of synthetic DNA-based products, including synthetic genes, tools for next generation sequencing, or NGS, sample preparation, and antibody libraries for drug discovery and development, all designed to enable our customers to conduct research more efficiently and effectively. Leveraging our same technology, we have expanded our footprint beyond DNA synthesis to manufacture synthetic RNA as well as antibody proteins to disrupt and innovate within larger market opportunities, in addition to discovery partnerships for biologic drugs and developing completely new applications for synthetic DNA, such as digital data storage.
We believe our products enable a broad range of applications that may ultimately improve health and the sustainability of the planet across multiple industries including healthcare, chemicals/materials, food/agriculture, academic research, and technology. We sell our synthetic DNA and synthetic DNA-based products to a customer base of approximately 3,562 customers annually across a broad range of industries. In order to address this diverse customer base, we employ a multi-channel strategy comprised of a direct sales force targeting synthetic DNA customers, a direct sales force focusing on the NGS market and an e-commerce platform that serves both commercial channels We employ business development and sales representatives for our biopharma solutions as well. Our easy-to-use e-commerce platform allows customers to design, validate, and place on-demand orders of customized DNA online, and enables them to receive real-time customized quotes for their products and track their order status through the manufacturing and delivery process. This is a critical part of our strategy to address our large markets and diverse customer base, as well as drive commercial productivity, enhance the customer experience, and promote loyalty.
We currently generate revenue through our synthetic biology and NGS tools product lines as well as biopharma services for antibody discovery, optimization and development. We generated revenues of $313.0 million in the year ended September 30, 2024, $245.1 million in the year ended September 30, 2023 and $203.6 million in the year ended September 30, 2022, while incurring net losses of $208.7 million, $204.6 million and $217.9 million in the years ended September 30, 2024, 2023 and 2022, respectively. Since our inception, we have incurred significant operating losses and have accumulated a net deficit of $1,241.9 million. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the success of our existing products and the development and commercialization of additional products in the synthetic biology, biologic drug and data storage industries as well as leveraging our investment in our manufacturing facility in Wilsonville, Oregon.
Highlights from fiscal year 2024 compared with fiscal year 2023 include:
•Revenue growth of 28% to $313.0 million from $245.1 million, primarily due to order growth in NGS tools and synthetic genes;
•Gross margin increased to 42.6% from 36.6%;
•Net cash used in operating activities for the year ended September 30, 2024 decreased to $64.1 million from $142.5 million for the year ended September 30, 2023.

Financial highlights
The following table summarizes certain selected historical financial results:

	Year ended September 30,
(in thousands)	2024	2023	2022
Revenues	$312,974	$245,109	$203,565
Gross margin	42.6%	36.6%	41.4%
Loss from operations	$(220,831)	$(217,159)	$(234,776)
Net loss attributable to common stockholders	$(208,726)	$(204,618)	$(217,863)
Net cash used in operating activities	$(64,094)	$(142,474)	$(124,385)
Net loss per share attributable to common stockholders—basic and diluted	$(3.60)	$(3.60)	$(4.04)
See “Results of Operations” below for discussion of our results for the periods presented.

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
Product shipments including synthetic genes
We believe that the number of genes shipped serves as a direct indicator of our operational efficiency and market demand. This metric is crucial for assessing our performance in meeting customer demand and generating revenues. Shipments of number of genes in years ended September 30, 2024, 2023 and 2022 were as follows:

	Year ended September 30,
(in thousands)	2024	2023	2022
Number of genes shipped	772	634	558

Number of customers
We believe that the number of customers who have purchased from us since inception is representative of our ability to drive adoption of our products. We define a customer as a unique "Bill To" account where a single customer may have many "Ship To" locations and may have many unique points of contact within a single "Bill To" customer. In 2024, 2023 and 2022 the number of customers who purchased products from us were approximately 3,562, 3,450 and 3,300 customers, respectively.
Percentage of revenue from repeat customers
We believe that the percentage of revenue that we generate from both new and repeat customers is an indicator of our ability to drive adoption of our products amongst existing customers while also generating a robust pipeline of new customers. We define a repeat customer as any customer who has purchased products or services from us more than once in the current fiscal year.

	Year ended September 30,
	2024	2023	2022
Number of customers	3,562	3,450	3,300
Revenue from repeat customers	99%	98%	98%
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
Orders may never convert into actual revenue and the timing of delivery of our orders and recognition of revenue, if any, may vary based on the nature of the order, and there can be no assurance that orders will result in recognized revenue. The following table lists the value of orders received during the periods indicated:

	Year ended September 30,
(in thousands)	2024	2023	2022
Order value	$344,200	$263,887	$226,435

Results of operations

Comparison of the years ended September 30, 2024, 2023 and 2022
Revenues

We generate revenue from sales of synthetic genes, oligo pools, NGS tools, DNA libraries and antibody discovery services. Our ability to increase our revenues will depend on our ability to further penetrate the domestic and international markets, generate sales through our direct sales force, distributors, and over time, from our e-commerce digital platform and the launch of new products.

	Year ended September 30,			Change
(in thousands, except percentages)	2024	2023	2022	2024-2023		2023-2022
Revenues	$312,974	$245,109	$203,565	$67,865	28%	$41,544	20%

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

	Year ended September 30,
(in thousands, except percentages)	2024	%	2023	%	2022	%
Americas	$193,884	62%	$151,263	62%	$122,473	61%
EMEA	92,567	30%	71,389	29%	62,078	30%
APAC	26,523	8%	22,457	9%	19,014	9%
Total revenues	$312,974	100%	$245,109	100%	$203,565	100%

Revenues by products
The table below sets forth revenues by products:

	Year ended September 30,
(in thousands, except percentages)	2024	%	2023	%	2022	%
Synthetic genes	$92,679	30%	$73,541	30%	$61,509	30%
Oligo pools	16,906	5%	14,489	6%	12,424	6%
DNA libraries	13,933	4%	10,201	4%	6,149	3%
Antibody discovery	20,328	7%	23,172	9%	24,171	12%
NGS tools	169,128	54%	123,706	51%	99,312	49%
Total revenues	$312,974	100%	$245,109	100%	$203,565	100%

Revenues by industry
The table below sets forth revenues by industry:

	Year ended September 30,
(in thousands, except percentages)	2024	%	2023	%	2022	%
Industrial chemicals/materials	$83,472	26%	$59,321	24%	$57,940	29%
Academic research	58,452	19%	45,847	19%	37,097	18%
Healthcare	168,959	54%	137,148	56%	106,363	52%
Food/agriculture	2,091	1%	2,793	1%	2,165	1%
Total revenues	$312,974	100%	$245,109	100%	$203,565	100%

Revenues increased 28% to $313.0 million in the year ended September 30, 2024, as compared to $245.1 million in the year ended September 30, 2023. The increase in revenue primarily reflects growth in NGS tools revenue of $45.4 million and growth in synthetic genes revenue of $19.1 million, including the Express Genes offering, which is primarily attributable to increase in revenues from our customers in the healthcare, industrial chemicals/materials and academic research industries and an increase in the number of customers. The number of our genes shipped in the year ended September 30, 2024, increased to approximately 772,000 genes, compared to approximately 634,000 genes in the year ended September 30, 2023, an increase of 22%.
Revenues increased from $203.6 million to $245.1 million in the year ended September 30, 2023, which was an increase of $41.5 million, or 20%, as compared to the same period in 2022. The increase in revenue was primarily due to the increase in revenue from NGS tools, which grew from $99.3 million in 2022 to $123.7 million in 2023, an increase in revenue from synthetic genes, which grew from $61.5 million in 2022 to $73.5 million and an increase in revenue from DNA libraries revenue, which grew from $6.1 million in 2022 to $10.2 million. The growth in NGS tools revenue is primarily attributable to an increase in revenue from our top customers and the adoption of our product by a larger customers base. Our synthetic genes revenue grew mainly from our top customers and growth in the healthcare and academic research industries as well as an improved turnaround time. In the year ended September 30, 2023, we shipped approximately 634,000 genes compared to approximately 558,000 genes in the year ended September 30, 2022, an increase of 14%. Changes in our synthetic gene pricing, while favorable, had a minimal impact on our results of operations period-over-period. Our DNA libraries revenue grew year over year as a result of increased customers, mainly in the healthcare and academic research industries.
A discussion of our revenues for the year ended September 30, 2022 as compared to the year ended September 30, 2021 can be found on page 54 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 filed with the SEC on November 21, 2023, or our 2023 Annual Report.
Cost of revenues
Cost of revenues reflects the aggregate cost incurred in the production and delivery of our products and consists of production materials, personnel costs, cost of expensed equipment and consumables, laboratory supplies, consulting costs, depreciation, production overhead costs, information technology (“IT”), maintenance and facility costs. Personnel costs consist of salaries, employee benefit costs, bonuses, and stock-based compensation expenses. In addition, cost of revenue includes royalty costs for licensed technologies included in the Company’s products and provisions for slow-moving and obsolete inventory. We expect that our cost of revenues will vary with changes in our revenues and our revenue mix.

	Year ended September 30,			Change
(in thousands, except percentages)	2024	2023	2022	2024-2023		2023-2022
Cost of revenues	$179,625	$155,380	$119,330	$24,245	16%	$36,050	30%
Gross profit	$133,349	$89,729	$84,235	$43,620	49%	$5,494	7%
Gross margin	42.6%	36.6%	41.4%	6%		(5)%

Cost of revenues increased 16% to $179.6 million in the year ended September 30, 2024, as compared to $155.4 million in the year ended September 30, 2023. The increase is primarily attributable to an increase in material costs of $19.0 million, due to higher sales volume, and an increase in depreciation and amortization expense of $3.2 million primarily due to the capital investment to increase manufacturing capacity in prior years. The remaining increase is attributable to an increase in lab supplies and facilities costs of $1.4 million. Gross margin increased 600 basis points to 42.6% for the year ended

September 30, 2024 as compared to 36.6% for the year ended September 30, 2023 mainly due to increase in revenue and the fixed costs being spread over larger revenue base resulting in an increase in gross margin.

Cost of revenues increased from $119.3 million in the prior year to $155.4 million in the year ended September 30, 2023, an increase of $36.1 million, or 30%. The material costs increase by $14.7 million due to higher volume. Payroll, including stock-based compensation, increased $9.9 million, which included $7.4 million of savings related to the 2023 restructuring plan. Depreciation and amortization increased by $11.9 million associated with the capital investment to increase capacity. The increase in payroll costs and depreciation expenses was primarily due to the build out of the second manufacturing facility located in Wilsonville, Oregon.
A discussion of our cost of revenues for the year ended September 30, 2022 as compared to the year ended September 30, 2021 can be found on page 54 of our 2023 Annual Report.
Research and development expenses
Research and development expenses consist primarily of costs incurred for the development of our products, which include personnel costs, laboratory equipment and supplies, consulting costs, depreciation, rent, IT, maintenance and facility costs. Personnel costs consist of salaries, employee benefit costs, bonuses, and stock-based compensation expenses. We expense our research and development expenses in the period in which they are incurred.

	Year ended September 30,			Change
(in thousands, except percentages)	2024	2023	2022	2024-2023		2023-2022
Research and development	$90,852	$106,894	$120,307	$(16,042)	(15)%	$(13,413)	(11)%

Research and development expenses decreased 15% to $90.9 million for the year ended September 30, 2024, as compared to the $106.9 million for the year ended September 30, 2023. The decrease is primarily due to a decrease in personnel costs of $9.3 million, including stock-based compensation expense of $2.7 million due to the reduction of headcount related to the 2023 restructuring plan. The remaining decrease is attributable to decreases in outside services costs of $2.2 million, depreciation expenses of $1.0 million and lab supplies costs of $6.1 million. These decreases are partially offset by a lack of grant reimbursement in 2024 where we received $2.7 million in 2023, which are netted against the research and development expenses.

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
A discussion of our research and development expenses for the year ended September 30, 2022 as compared to the year ended September 30, 2021 can be found on page 55 of our 2023 Annual Report.
Selling, general and administrative expenses
Selling expenses consist of personnel costs, customer service expenses, direct marketing expenses, educational and promotional expense, market research and analysis. General and administrative expenses are incurred for executive, finance and accounting, legal and human resources functions and consist of personnel costs, audit and legal expenses, consulting costs, depreciation, insurance costs, travel expenses, rent, IT, maintenance and facility costs. Personnel costs consist of salaries, employee benefit costs, bonuses, commissions and stock-based compensation expenses. We expense all selling, general and administrative expenses as incurred. We expect our selling costs will continue to increase in absolute dollars, primarily driven by our efforts to expand our commercial capability, with an increased presence both within and outside the United States, and to expand our brand awareness and customer base through targeted marketing initiatives.

	Year ended September 30,			Change
(in thousands, except percentages)	2024	2023	2022	2024-2023		2023-2022
Selling, general and administrative	$218,398	$189,738	$212,949	$28,660	15%	$(23,211)	(11)%

Total selling, general and administrative expenses increased 15% to $218.4 million for the year ended September 30, 2024, as compared to $189.7 million for the year ended September 30, 2023. The increase is primarily due to an increase in personnel costs of $37.7 million, including an increase in stock-based compensation expense of $24.2 million. The increase in stock-based compensation expense is primarily due to a reversal of $15.9 million in the first quarter 2023 because of employee stock forfeitures related to an acquisition performance condition not being met and the remaining increase is due to stock-based awards granted to existing and new employees during fiscal year 2024. Further, the increase is attributable to increases in outside service costs of $1.1 million, facilities costs of $2.3 million, marketing costs of $3.4 million, IT services costs of $2.9 million and depreciation and amortization expense of $0.9 million. These increases are partially offset by the decrease in the Wilsonville manufacturing facility pre-commercialization costs of $19.3 million, which was completed when the Wilsonville manufacturing facility began shipping product in January 2023.

For the year ended September 30, 2023, selling, general and administrative expenses decreased by $23.2 million to $189.7 million, compared to the same period for 2022. The decrease is primarily attributable to a decrease in stock-based compensation of $43.0 million due to employee stock forfeitures related to an acquisition performance condition not being met and changes to the probability of achieving future performance conditions. The decrease was partially offset by increases in pre-commercialization Factory of the Future costs of $4.4 million, facility costs of $6.5 million, payroll costs of $5.3 million and IT-related services costs of $5.1 million.

A discussion of our selling, general and administrative expenses for the year ended September 30, 2022 as compared to the year ended September 30, 2021 can be found on page 55 of our 2023 Annual Report.
Restructuring and other costs

	Year ended September 30,			Change
(in thousands, except percentages)	2024	2023	2022	2024-2023		2023-2022
Restructuring and other costs	$—	$9,384	$—	$(9,384)	(100)%	$9,384	—%
We recognized restructuring and other costs of $9.4 million resulting from the 2023 restructuring plan during the year ended September 30, 2023. Refer to Note 16 to the consolidated financial statements for further details.

Change in fair value of contingent considerations and holdbacks

	Year ended September 30,			Change
(in thousands, except percentages)	2024	2023	2022	2024-2023		2023-2022
Change in fair value of contingent considerations and holdbacks	$—	$(5,913)	$(14,245)	$5,913	(100)%	$8,332	(58)%

There was no change in fair value of contingent consideration and holdbacks for the year ended September 30, 2024, as the contingent consideration and holdbacks liabilities were settled in the prior year. During the year ended September 30, 2023, we recognized a change in the fair value of contingent consideration and holdbacks of $5.5 million and $0.4 million related to the acquisitions of Abveris and iGenomX, respectively. The changes were the result of not achieving the Abveris revenue target for calendar year 2022 and a change in fair value of our stock price.
A discussion of our change in fair value of contingent considerations and holdbacks for the year ended September 30, 2022 as compared to the year ended September 30, 2021, can be found on page 56 of our 2023 Annual Report.
Impairment of long-lived assets

	Year ended September 30,			Change
(in thousands, except percentages)	2024	2023	2022	2024-2023		2023-2022
Impairment of long-lived assets	$44,930	$6,785	$—	$38,145	562%	$6,785	100%

We recognized impairment of intangible assets and property and equipment of $44.9 million related to the Biopharma asset group during the year ended September 30, 2024 (see discussion in critical accounting policies and estimates — impairment of long-lived assets below), as compared to impairment of property and equipment of $6.8 million during the year ended September 30, 2023, related to write-off of lab equipment and leasehold improvements for decommissioned labs and computer software.

Interest and other income (expense), net

Other income (expense), net consists of realized foreign exchange gains and losses, loss on disposal of property and equipment and impairment of equity investments.

	Year ended September 30,			Change
(in thousands, except percentages)	2024	2023	2022	2024-2023		2023-2022
Interest income	$15,344	$14,365	$3,062	$979	7%	$11,303	369%
Interest expense	(29)	(5)	(80)	(24)	480%	75	(94)%
Other income (expense)	(2,650)	(667)	(1,087)	(1,983)	297%	420	(39)%
Total interest, and other income (expense), net	$12,665	$13,693	$1,895	$(1,028)	784%	$11,798	237%

Interest income increased 7%, to $15.3 million in the year ended September 30, 2024, as compared to $14.4 million for the year ended September 30, 2023, resulting from our cash and cash equivalents and short-term investments balance. Other income (expense) was $2.7 million in fiscal year 2024, as compared to $0.7 million in fiscal year 2023, mainly due to fiscal year 2024 impairment losses on an equity investment.
A discussion of our interest and other income (expense), net for the year ended September 30, 2022 as compared to the year ended September 30, 2021, can be found on page 56 of our 2023 Annual Report.
Gain on deconsolidation of a subsidiary

	Year ended September 30,			Change
(in thousands, except percentages)	2024	2023	2022	2024-2023		2023-2022
Gain on deconsolidation of a subsidiary	$—	$—	$4,607	$—	—%	$(4,607)	(100)%

Gain on deconsolidation of a subsidiary represents the gain associated with the deconsolidation of a variable interest entity, Revelar, on September 30, 2022.

Income tax expense

	Year ended September 30,			Change
(in thousands, except percentages)	2024	2023	2022	2024-2023		2023-2022
Income tax expense	$(560)	$(1,152)	$10,411	$592	(51)%	$(11,563)	(111)%

We recorded income tax provision of $0.6 million and $1.2 million for the year ended September 30, 2024 and 2023, respectively. We recorded income tax benefit of $10.4 million in 2022 mainly as a result of the business acquisition of Abveris.

Liquidity and capital resources
Sources of liquidity
To date, we have financed our operations principally through public equity raises, private placements of our convertible preferred stock, borrowings from credit facilities and revenue from our commercial operations. As of September 30, 2024, we had a balance of $226.3 million of cash and cash equivalents and $50.1 million in short-term investments.
Capital resources
Our primary cash needs are for operating expenses, working capital and capital expenditures to support the growth in our business. As of September 30, 2024, we had cash, cash equivalents and short-term investments of $276.4 million.
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

Operating capital requirements

Our primary uses of capital are, and we expect will continue to be for the near future, compensation and related expenses, manufacturing costs, laboratory and related supplies, legal and other regulatory expenses, and general overhead costs and the capital expenditures. We had $1.6 million in commitments for capital expenditures as of September 30, 2024.
Cash flows
The following table summarizes our sources and uses of cash and cash equivalents:

	Year ended
	September 30,
(in thousands)	2024	2023	2022
Net cash used in operating activities	$(64,094)	$(142,474)	$(124,385)
Net cash provided by (used in) investing activities	(3,071)	50,612	(232,930)
Net cash provided by financing activities	6,890	911	270,534

Operating activities
Net cash used in operating activities was $64.1 million in fiscal year 2024 and consisted primarily of a net loss of $208.7 million adjusted for non-cash items including depreciation and amortization expenses of $31.4 million, stock-based compensation expense of $50.9 million, impairment of long-lived assets of $44.9 million, non-cash lease expense of $0.9 million, and a change in operating assets and liabilities of $15.4 million. The change in operating assets and liabilities was mainly due to decreases in accounts receivable of $8.4 million, inventory of $8.0 million, prepaid and other current assets of $0.4 million, other non-current assets of $0.4 million, accounts payable of $11.8 million and other liabilities $2.3 million, offset by increases in accrued expenses of $4.4 million and accrued compensation of $7.9 million.

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
A discussion of net cash used in operating activities for the fiscal year 2022 can be found on page 58 of our 2023 Annual Report.
Investing activities
In fiscal year 2024, our net cash used in the investing activities was $3.1 million primarily as a result of the net result of purchases and maturity of investments of $2.0 million and purchases of laboratory property, equipment and computers of $5.1 million.
In fiscal year 2023, our net cash used in the investing activities was $50.6 million primarily as a result of the net result of purchases and maturity of investments of $78.4 million and purchases of laboratory property, equipment and computers of $27.8 million.
A discussion of net cash used in investing activities for the fiscal year 2022 can be found on page 59 of our 2023 Annual Report.
Financing activities
Net cash provided by financing activities was $6.9 million in fiscal year 2024, which consisted of $3.8 million from proceeds from issuance of shares under the 2018 ESPP and $7.1 million from the exercise of stock options, offset by $4.0 million in repurchases of common stock for income tax withholdings.
Net cash provided by financing activities was $0.9 million in fiscal year 2023, which consisted of $3.9 million from proceeds from issuance of shares under the 2018 ESPP and $1.4 million from the exercise of stock options, offset by $4.4 million in repurchases of common stock for income tax withholdings.
A discussion of net cash provided by financing activities for the fiscal year 2022 can be found on page 59 of our 2023 Annual Report.
Off-balance sheet arrangements
We do not have any off-balance sheet arrangements other than our indemnification agreements as described in Note 9 of the consolidated financial statements included elsewhere in this Form 10-K.
Contractual obligations and other commitments
As of September 30, 2024, our operating lease obligation was $85.0 million related to various operating lease arrangements for facilities. See Note 8, Leases, of the Notes to the Consolidated Financial Statements for further discussion relating to these lease obligations.

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

Revenue recognition
Our revenue is generated through the sale of synthetic biology tools, such as synthetic genes, or clonal genes and fragments, oligonucleotide pools, or oligo pools, NGS tools, DNA libraries, and biopharma services for antibody discovery, optimization and development ("Biopharma").
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

We recognize revenue for synthetic biology tools, NGS tools, and DNA libraries when control of the products is transferred to the customer and at a transaction price that is determined based on the agreed upon rates in the applicable order or master supply agreement applied to the quantity of synthetic DNA that was manufactured and shipped to the customer. The transaction price is determined based on the agreed upon rates in the purchase order or master supply agreements applied to the quantity of all the products that were manufactured and shipped to the customer. Our contracts may include one or more ordered products, and the shipment of these products comprises the performance obligation(s) under the contract. Accordingly, all of the transaction price, net of any discounts, is allocated to the performance obligation (s). Our sales are primarily subject to Ex Works (as defined in Incoterms 2010) delivery terms and revenue, other than Biopharma revenue, is recorded at the point in time when products are picked up by the customer’s freight forwarder, as we have determined that this is the point in time that product control transfers to the customer. Therefore, upon shipment of the product, there are no remaining performance obligations. Our shipping and handling activities are performed before the customer obtains control of the goods and therefore are considered a fulfillment cost. Shipping and handling fees charged to our customers are recognized as product revenue in the period shipped and the related costs for providing these services are recorded as a cost of revenue. We have elected to exclude all sales and value added taxes from the measurement of the transaction price. We have not adjusted the transaction price for significant financing since the time period between the transfer of goods and payment is less than one year. We have elected the practical expedient of not disclosing the consideration allocated to remaining performance obligations and an explanation of when those amounts are expected to be recognized as revenue since the duration of our contracts is less than one year.

Our Biopharma revenue primarily consists of research and development agreements with third parties that provide for up-front and milestone-based payments. We also enter into research and development agreements that do not include up-front or milestone-based payments and recognize revenue on these types of agreements based on the timing of development activities. Our research and development agreements may include more than one performance obligation. At the inception of the agreement, we assess whether each obligation represents a separate performance obligation or whether such obligations should be combined as a single performance obligation. The transaction price for each agreement is determined based on the amount of consideration we expect to be entitled to for satisfying all performance obligations within the agreement. We assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. In agreements where we satisfy performance obligation(s) over time, we recognize development revenue typically using an input method based on our costs incurred relative to the total expected cost which determines the extent of our progress toward completion. As part of the accounting for these arrangements, we must develop estimates and assumptions that require judgment to determine the transaction price and progress towards completion. We review our estimate of the transaction price and progress toward completion based on the best information available to recognize the cumulative progress toward completion as of the end of each reporting period and make revisions to such estimates as necessary. Also, these research and development agreements may include license payments. We recognize revenue from functional license agreements when the license is transferred to the customer and the customer is able to use and benefit from the license. A functional license has significant standalone functionality because it can be used “as is” for performing a specific task.

We had contract assets of $2.0 million and contract liabilities of $2.1 million as of September 30, 2024. We had contract assets of $2.8 million and contract liabilities of $3.0 million as of September 30, 2023. For the years ended September 30, 2024, 2023 and 2022 the Company recognized revenue of $1.7 million, $2.8 million and $1.1 million, respectively, from the amount that was included in the contract liability balance at the beginning of each year. In addition, for all periods presented, there was no revenue recognized in a reporting period from performance obligations satisfied in previous periods. The aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of September 30, 2024 was $8.6 million. We expect to recognize revenue over the next twelve months relating to performance obligations unsatisfied as of September 30, 2024.
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
Stock-based compensation
We have granted stock-based awards, consisting of restricted stock and stock options, to our employees, certain non-employee consultants and certain members of our board of directors. We measure stock-based compensation expense for restricted stock and stock options granted to our employees and directors on the date of grant and recognize the corresponding compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. We measure stock-based compensation expense for restricted stock and stock options granted to non-employee consultants on the date of grant and recognize the corresponding compensation expense of those awards over the period in which the related services are received. We adjust for actual forfeitures as they occur.
We have granted performance-based stock units (PSUs) and performance stock options (PSOs) to executive officers and senior level employees. We value PSUs using a grant date fair value equal to the closing share price of our common stock on the date of grant and the probability of the achievement of the performance condition.
We did not grant any options during the years ended September 30, 2024 and 2023.
Goodwill

Determining when to test for impairment, the reporting unit, the assets and liabilities of the reporting unit, and the fair value of the reporting unit requires significant judgment and involves the use of significant estimates and assumptions. We test goodwill for impairment in our fourth quarter each year, or more frequently if indicators of an impairment exist. Evaluating goodwill for impairment involves the determination of the fair value of our reporting unit in which goodwill is recorded using a qualitative or quantitative analysis. If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not impaired. If the carrying value of the reporting unit exceeds its fair value, we would record an impairment loss up to the difference between the carrying value and implied fair value.

We have an unconditional option to bypass the qualitative assessment in any period and proceed directly to performing the first step of the goodwill impairment test. For 2024, we elected to proceed directly to the step-one assessment which indicated that the fair value of our reporting unit substantially exceeded the carrying value.

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

Valuation of long-lived assets
We recorded impairment charges totaling $44.9 million related to property and equipment and finite-lived intangible assets which are included in “Impairment of long-lived assets” on our condensed consolidated statements of operations and comprehensive loss for the year ended September 30, 2024.
During the year ended September 30, 2024, we identified an impairment indicator with respect to an asset group associated with our antibody discovery services product line (“Biopharma asset group”) due to lower than forecasted revenues. Therefore, we performed a recoverability test of long-lived assets by comparing the net book value of the Biopharma asset group, to the future undiscounted net cash flows attributable to such assets. We concluded that the carrying value of the asset group was not recoverable as it exceeded the future undiscounted cash flows the assets are expected to generate from the use and eventual disposition of the asset group.
To measure the impairment loss, we estimated the fair value of the Biopharma asset group by applying a discounted cash flow method. Calculating the fair value of an asset group involves making certain estimates and assumptions. These estimates and assumptions include, among others, the level and timing of revenues, operating expenses, working capital and discount rates, we believe to be consistent with the inherent risks associated with the Biopharma asset group, which was approximately 14%. Changes in these factors and assumptions used can materially affect the amount of impairment loss recognized in the period the asset group was considered impaired.
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
After consideration of the impairment charge recorded in the current quarter, the remaining carrying amount of long-lived assets within the Biopharma asset group is approximately $11.6 million, which primarily comprises of operating lease right-of-use assets.
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
We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $276.4 million as of September 30, 2024, which consisted primarily of money market funds and marketable securities, largely composed of investment grade, short term fixed income securities.
The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in a variety of securities of high credit quality and short-term duration, according to our board-approved investment policy. Our investments are subject to interest rate risk and could fall in value if market interest rates increase. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations. For example, a hypothetical 10% relative change in interest rates during any of the periods presented would not have a material impact on future interest income, fair values of portfolio of investments and related cash flows.

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
We currently do not use derivative financial instruments for speculative trading purposes, nor do we hedge foreign currency exchange rate exposure in a manner that entirely offsets the effects of changes in foreign currency exchange rates. The counterparties to these forward foreign currency exchange contracts are creditworthy multinational commercial banks, which minimizes the risk of counterparty nonperformance. We regularly review our exposure and may, as part of this review, make changes to it.

Item 8.Consolidated financial statements and supplementary data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Twist Bioscience Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Twist Bioscience Corporation (the Company) as of September 30, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 18, 2024 expressed an unqualified opinion thereon.

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

Revenue recognition
Description of the Matter
As described in Note 3 to the consolidated financial statements, the Company’s revenue for certain products is generated through the sale of synthetic biology tools, such as synthetic genes, oligo pools, DNA libraries and next generation sequencing tools. Management recognizes revenue for these products when control of the product is transferred to the customer and at a transaction price that is determined based on the agreed upon rates in the applicable order. The Company’s revenue for products generated from synthetic genes, oligo pools, DNA libraries and next generation sequencing tools was $293 million for the year ended September 30, 2024. The accuracy and occurrence of revenues is dependent on customer orders being accurately recorded, shipped, and invoiced, and involves several applications and data sources needed for the initiation, processing, and recording of transactions.

Auditing the Company's accounting for this revenue from contracts with customers was challenging and complex primarily due to the high volume of transactions, as well as the multiple applications and data sources associated with the revenue recognition process.

How We Addressed the Matter in Our Audit	To test the Company’s accounting for revenue from contracts with customers for these products, we performed substantive audit procedures that included, among others, performing testing of sales transactions on a sample basis and tracing such transactions to supporting documentation, performing data analytics to test recorded revenue amounts, testing a sample of cash collections, and testing credit memo activity.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2022.
San Mateo, California
November 18, 2024

Twist Bioscience Corporation
Consolidated Balance Sheets

(In thousands except per share data)	September 30, 2024	September 30, 2023
Assets
Current assets:
Cash and cash equivalents	$226,316	$286,470
Short-term investments	50,083	49,943
Accounts receivable, net	34,903	44,064
Inventories	24,078	32,063
Prepaid expenses and other current assets	11,396	11,716
Total current assets	$346,776	$424,256
Property and equipment, net	102,520	131,830
Operating lease right-of-use assets	58,829	71,531
Goodwill	85,811	85,811
Intangible assets, net	14,478	54,483
Restricted cash, non-current	2,816	2,811
Other non-current assets	3,093	5,681
Total assets	$614,323	$776,403
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,630	$14,052
Accrued expenses	15,104	10,754
Accrued compensation	33,650	25,818
Current portion of operating lease liability	14,805	14,896
Other current liabilities	5,817	7,803
Total current liabilities	$71,006	$73,323
Operating lease liability, net of current portion	70,221	79,173
Other non-current liabilities	407	475
Total liabilities	$141,634	$152,971
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.00001 par value — 100,000 and 100,000 shares authorized at September 30, 2024 and 2023, respectively; 58,877 and 57,557 shares issued and outstanding at September 30, 2024 and 2023, respectively	$—	$—
Additional paid-in capital	1,715,119	1,657,222
Accumulated other comprehensive loss	(522)	(756)
Accumulated deficit	(1,241,908)	(1,033,034)
Total stockholders’ equity	$472,689	$623,432
Total liabilities and stockholders’ equity	$614,323	$776,403

The accompanying notes are an integral part of these consolidated financial statements.

Twist Bioscience Corporation
Consolidated Statements of Operations and Comprehensive Loss

	Year ended September 30,
(In thousands, except per share data)	2024	2023	2022
Revenues [1]	$312,974	$245,109	$203,565
Operating expenses:
Cost of revenues	$179,625	$155,380	$119,330
Research and development	90,852	106,894	120,307
Selling, general and administrative	218,398	189,738	212,949
Restructuring and other costs	—	9,384	—
Change in fair value of contingent considerations and holdbacks	—	(5,913)	(14,245)
Impairment of long-lived assets	44,930	6,785	—
Total operating expenses	$533,805	$462,268	$438,341
Loss from operations	$(220,831)	$(217,159)	$(234,776)
Interest income	15,344	14,365	3,062
Interest expense	(29)	(5)	(80)
Gain on deconsolidation of subsidiary	—	—	4,607
Other income (expense), net	(2,650)	(667)	(1,087)
Loss before income taxes	$(208,166)	$(203,466)	$(228,274)
Income tax (expense) benefit	(560)	(1,152)	10,411
Net loss attributable to common stockholders	$(208,726)	$(204,618)	$(217,863)
Other comprehensive income (loss):
Change in unrealized gain (loss) on investments	$203	$1,510	$(1,594)
Foreign currency translation adjustment	31	(423)	(795)
Comprehensive loss	$(208,492)	$(203,531)	$(220,252)
Net loss per share attributable to common stockholders—basic and diluted	$(3.60)	$(3.60)	$(4.04)
Weighted average shares used in computing net loss per share attributable to common stockholders—basic and diluted	58,016	56,885	53,885

[1] During the years ended September 30, 2024, 2023 and 2022, the Company had revenues from related parties in the amount of $12.1 million, $5.9 million and $3.5 million, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Twist Bioscience Corporation
Consolidated Statements of Stockholders’ Equity

	Common stock		Additional paid-in capital	Accumulated other comprehensive income / (loss)	Accumulated deficit	Total stockholders' equity
(In thousands)	Shares	Amount
Balances as of September 30, 2021	49,499	$—	$1,190,828	$546	$(610,553)	$580,821
Issuance of common stock in public offerings, net of underwriting discounts, commissions and offering expenses of $17,678	5,227	—	269,822	—	—	269,822
Vesting of restricted stock units	365	—	—	—	—	—
Issuance of shares under the employee stock purchase plan	97	—	4,010	—	—	4,010
Exercise of stock options	486	—	5,952	—	—	5,952
Repurchase of early exercised stock options	—	—	—	—	—	—
Business acquisition	988	—	77,122	—	—	77,122
Stock-based compensation	—	—	79,664	—	—	79,664
Net exercise of stock warrants	—	—	—	—	—	—
Other comprehensive income	—	—	—	(2,389)	—	(2,389)
Repurchase of common stock for income tax withholdings	(139)	—	(7,754)	—	—	(7,754)
Net loss	—	—	—	—	(217,863)	(217,863)
Balances as of September 30, 2022	56,523	—	1,619,644	(1,843)	(828,416)	789,385
Vesting of restricted stock units	648	—	—	—	—	—
Issuance of shares under the employee stock purchase plan	217	—	3,937	—	—	3,937
Exercise of stock options	118	—	1,379	—	—	1,379
Business acquisition	277	—	5,860	—	—	5,860
Stock-based compensation	—	—	30,821	—	—	30,821
Other comprehensive loss	—	—	—	1,087	—	1,087
Repurchase of common stock for income tax withholdings	(226)	—	(4,419)	—	—	(4,419)
Net loss	—	—	—	—	(204,618)	(204,618)
Balances as of September 30, 2023	57,557	—	1,657,222	(756)	(1,033,034)	623,432
Impact of ASU 2016-13 adoption (Note 2)	—	—	—	—	(148)	(148)
Vesting of restricted stock units	896	—	—	—	—	—
Issuance of shares under the employee stock purchase plan	177	—	3,765	—	—	3,765
Exercise of stock options	384	—	7,100	—	—	7,100
Stock-based compensation	—	—	51,007	—	—	51,007
Other comprehensive loss	—	—	—	234	—	234
Repurchase of common stock for income tax withholdings	(137)	—	(3,975)	—	—	(3,975)
Net loss	—	—	—	—	(208,726)	(208,726)
Balances as of September 30, 2024	58,877	$—	$1,715,119	$(522)	$(1,241,908)	$472,689

The accompanying notes are an integral part of these consolidated financial statements.

Twist Bioscience Corporation
Consolidated Statements of Cash Flows

	Year ended September 30,
(in thousands)	2024	2023	2022
Cash flows from operating activities
Net loss	$(208,726)	$(204,618)	$(217,863)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	31,432	29,310	16,514
Impairment of long-lived assets	44,930	6,785	—
Non-cash lease expense, net of tenant improvement allowance	940	2,573	20,127
Stock-based compensation	50,925	30,278	79,664
Change in fair value of contingent considerations and holdbacks	—	(5,913)	(14,245)
Gain on deconsolidation of Revelar	—	—	(4,607)
Other non-cash adjustments	994	120	1,381
Changes in assets and liabilities:
Accounts receivable, net	8,444	(4,320)	(9,622)
Inventories	7,986	7,238	(7,536)
Prepaid expenses and other current assets	382	(4,166)	(2,551)
Other non-current assets	431	1,376	7,273
Accounts payable	(11,805)	(2,508)	7,383
Accrued expenses	4,415	2,578	2,269
Accrued compensation	7,875	(1,099)	4,852
Other liabilities	(2,317)	(108)	(7,424)
Net cash used in operating activities	$(64,094)	$(142,474)	$(124,385)
Cash flows from investing activities
Purchases of property and equipment	$(5,076)	$(27,779)	$(101,857)
Business acquisition, net of cash acquired	—	—	(8,160)
Deconsolidation of cash and cash equivalent relating to Revelar	—	—	(5,755)
Purchases of investments	(51,905)	(76,345)	(217,639)
Proceeds from maturity of investments	53,910	154,736	100,481
Net cash provided by (used in) investing activities	(3,071)	50,612	(232,930)
Cash flows from financing activities
Proceeds from exercise of stock options	$7,100	$1,379	$6,014
Proceeds from public offerings, net of underwriting discounts, commissions and offering expenses	—	—	269,822
Proceeds from issuance under employee stock purchase plan	3,765	3,937	4,010
Repayments of long-term debt	—	—	(1,558)
Repurchases of common stock for income tax withholding	(3,975)	(4,405)	(7,754)
Net cash provided by financing activities	$6,890	$911	$270,534
Effect of exchange rates on cash, cash equivalents and restricted cash	$126	$(27)	$(319)
Net increase (decrease) in cash, cash equivalents and restricted cash	(60,149)	(90,978)	(87,100)
Cash, cash equivalents, and restricted cash at beginning of year	289,281	380,259	467,359
Cash, cash equivalents, and restricted cash at end of year	$229,132	$289,281	$380,259
Supplemental disclosure of cash flow information
Interest paid	$—	$—	$9
Income taxes paid, net of refunds	344	420	246
Non-cash investing and financing activities
Property and equipment additions included in accrued expenses and accounts payable	$92	$772	$6,297
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	—	6,676	21,367
Issuance of common stock in connection with the business acquisition	—	5,860	77,122
Tenant improvement allowance capitalized in property and equipment	2,719	—	—
Conversion of convertible notes	—	3,711	—

The accompanying notes are an integral part of these consolidated financial statements.

Twist Bioscience Corporation
Notes to Consolidated Financial Statements

1.Organization and description of business
Twist Bioscience Corporation (the "Company") was incorporated in the state of Delaware on February 4, 2013. The Company is a leading, rapidly growing synthetic biology company that has developed a disruptive DNA synthesis platform to industrialize the engineering of biology.
The core of the Company's platform is a proprietary technology that pioneers a new method of manufacturing synthetic DNA by “writing” DNA on a silicon chip. The Company has combined our silicon-based DNA writing technology with proprietary software, scalable commercial infrastructure and an e-commerce platform to create an integrated technology platform that enables us to achieve high levels of quality, precision, automation, and manufacturing throughput at a significantly lower cost than our competitors. The Company has applied its unique technology to manufacture a broad range of synthetic DNA-based products, including synthetic genes, tools for next generation sequencing, or NGS, sample preparation, and antibody libraries for drug discovery and development, all designed to enable its customers to conduct research more efficiently and effectively. The Company has leveraged the same technology to expand its footprint beyond DNA synthesis to manufacture synthetic RNA as well as antibody proteins to disrupt and innovate within larger market opportunities, in addition to discovery partnerships for biologic drugs and developing completely new applications for synthetic DNA, such as digital data storage.
The Company has recognized annual losses from operations since inception and has an accumulated deficit of $1,241.9 million as of September 30, 2024. The Company incurred net losses of $208.7 million, $204.6 million and $217.9 million for the years ended September 30, 2024, 2023, and 2022, respectively. As of September 30, 2024, the Company had cash and cash equivalents of $226.3 million and short-term investments of $50.1 million. The Company expects that its current cash, cash equivalents, and short-term investments will be sufficient to fund its operations for a period of at least one year from the date the Consolidated Financial Statements are issued.
2.Summary of significant accounting policies
Basis of presentation
The consolidated financial statements, which include the Company’s accounts and the accounts of its wholly-owned subsidiaries, are prepared in accordance with U.S. generally accepted accounting principles (or “GAAP”). The Company’s consolidated financial statements included its wholly-owned subsidiaries and Revelar, a variable interest entity ("VIE") for which the Company was the primary beneficiary through September 30, 2022. All intercompany balances and accounts are eliminated in consolidation.

To conform with current fiscal year 2024 presentation, we reclassified $6.8 million of impairment of property and equipment included within restructuring and other costs to impairment of long-lived assets in the consolidated statement of operations and comprehensive loss for the year ended September 30, 2023. This reclassification had no impact on our consolidated statement of operations and comprehensive loss for the year ended September 30, 2023.
Use of estimates
The presentation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include the valuation of deferred tax assets, stock-based compensation expense, transaction price and progress toward completion of performance obligation under the contracts with customers, determination of the net realizable value of inventory, valuation and useful life of developed technology and customer relationships, valuation assumptions used in the calculation of the impairment of long-lived assets, restructuring costs and incremental borrowing rate for operating leases. Actual results could differ from those estimates.
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
The Company’s accounts receivable is derived from customers located principally in the United States, Europe and Asia-Pacific region ("APAC"). The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses on customers’ accounts when deemed necessary. The Company does not typically require collateral from its customers. Credit losses historically have not been material. The Company continuously monitors customer payments and maintains an allowance for doubtful accounts based on its assessment of various factors including historical experience, age of the receivable balances, and other current economic conditions or other factors that may affect customers’ ability to pay.
Cash and cash equivalents and restricted cash
Cash equivalents that are readily convertible to cash are stated at cost, which approximates fair value. The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist of investments in money market funds as of September 30, 2024 and 2023.
Restricted cash represents cash held at financial institutions that are pledged as collateral for stand-by letters of credit for lease commitments. The lease related letters of credit will lapse at the end of the respective lease terms through 2044.

(in thousands)	September 30, 2024	September 30, 2023
Cash and cash equivalents	$226,316	$286,470
Restricted cash, non-current	2,816	2,811
Total cash, cash equivalents and restricted cash	$229,132	$289,281
Short-term investments
The Company invests in various types of securities, including United States government, commercial paper, and corporate debt securities. The Company classifies its investments as available-for-sale and records them at fair value based upon market prices at period end.
The Company regularly reviews its short-term investments to identify and evaluate investments that have indications of possible impairment from credit losses or other factors. For available-for-sale debt securities in an unrealized loss position, the Company evaluates whether a current expected credit loss exists based on available information relevant to the credit rating of the security, current economic conditions and reasonable and supportable forecasts. The allowance for credit loss is recorded in other income (expense), net, on the consolidated statements of operations and comprehensive loss, not to exceed the amount of the unrealized loss. Any excess unrealized loss other than the credit loss is recognized in accumulated other comprehensive income or loss in the stockholders' equity section of the consolidated balance sheets. There was no allowance for credit losses relating to the short-term investments recognized as of September 30, 2024.
The cost of securities sold is based on the specific identification method and realized gains and losses are included in other income (expense), net. Dividend and interest income are recognized when earned. The Company may sell these securities at any time for use in current operations.
Accounts receivable and allowance for credit losses
Accounts receivables include amounts billed and currently due from customers, recorded at the net invoice value and are not interest bearing. The Company has a short order-to-invoice lifecycle, as most products can be manufactured within one month. Upon delivery of the products to the customer, the Company invoices the customer. The typical timing of payment is net 30 days. If the right to payment for services performed was conditional on something other than the passage of time, the unbilled amount would be recorded as a separate contract asset.
The Company is exposed to credit losses primarily through accounts receivable from sales of its products and services. The Company maintains an allowance for credit losses for expected uncollectible accounts receivable and contract assets, which is recorded as an offset to accounts receivable or contract assets and provisions for credit losses are recorded in selling, general and administrative expense in the consolidated statements of operations and comprehensive loss. The allowance for current expected credit losses is based on a review of customer accounts and considers historical credit loss information that is adjusted for current economic and business conditions and anticipated future economic events that may impact collectability. In developing its expected credit loss estimate, the Company evaluated the appropriate grouping of accounts receivable and contract assets based upon its evaluation of risk characteristics, including consideration of region and industries of the customers. Specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. The allowance for credit losses is reviewed on a regular basis to assess the adequacy of the allowance and once a receivable is deemed to be uncollectible, such balance is charged against the allowance. Allowance for credit losses were $0.7 million and $0.2 million as of September 30, 2024 and 2023, respectively.
Fair value of financial instruments
The Company applies fair value accounting for all financial and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities which are required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risks. See Note 5, Fair value measurements, for more information. The carrying amounts of the Company’s financial instruments including cash equivalents, short term investments, and accounts receivable approximate fair value due to their relatively short maturities.

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

Capitalized software held for internal use
Costs associated with internal-use software systems during the application development stage are capitalized. Capitalization of costs begins when the preliminary project stage is completed, management has committed to funding the project, and it is probable that the project will be completed and the software will be used to perform the function intended. Costs include external direct costs of services and applicable personnel costs of employees devoted to specific software application development. Personnel costs consist of salaries, employee benefit costs, bonuses and stock-based compensation expenses. The capitalized amounts are included in property and equipment, net on the consolidated balance sheets.
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

Impairment of long-lived assets
The Company's long-lived assets consists of property and equipment, right of use assets and finite-lived intangible assets. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment are present, the Company tests for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of the asset over its remaining useful life to the carrying amount of the asset or asset group. If the asset or asset group is determined to be impaired, any excess of the carrying value of the asset or asset group over its estimated fair value is recognized as an impairment loss. Impairment assessments inherently involve judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. See Note 15, Impairment of long-lived assets for the additional information and disclosures related to impairment of long-lived assets.
Leases
The Company determines if an arrangement is or contains a lease at inception and classifies each lease as operating or financing. Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments made during the lease term, net of any tenant improvement allowance. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of committed lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date which includes significant assumptions made including the Company’s estimated credit rating, annual percentage yields from corporate debt financings of companies of similar size and credit rating over a loan term approximating the remaining term of each lease, and government bond yields for terms approximating the remaining term of each lease in countries where the leased assets are located. Certain leases include payments of operating expenses that are dependent on the landlord’s estimate, and these variable payments are therefore excluded from the lease payments used to determine the operating lease right-of-use asset and lease liability. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise any such options. Operating lease right-of-use assets are adjusted for prepaid lease payments, lease incentives and initial direct costs incurred. Lease expense is recognized on a straight-line basis over the expected lease term.

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
Additional information and disclosures required by Topic 842 are contained in Note 8, Leases.
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

The Company has an unconditional option to bypass the qualitative assessment in any period and proceed directly to performing the first step of the goodwill impairment test. For 2024, the Company elected to proceed directly to the step-one assessment which indicated that the fair value of its single reporting unit substantially exceeded the carrying value.

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
Foreign currency transactions and translation
The Company's consolidated financial statements are presented in U.S. dollars. The functional currency for certain foreign subsidiaries is their local currency. Revenues, expenses, gains and losses for non-U.S. dollar functional currency entities are translated into U.S. dollars using average currency exchange rates for the period. Assets and liabilities for such entities are translated using exchange rates that approximate the rate at the balance sheet date. Foreign currency translation adjustments are recorded as a component of accumulated other comprehensive loss on the Company's consolidated balance sheets. Foreign currency transaction gains and losses on transactions not denominated in functional currency are recorded in Other income (expense), net, on the consolidated statements of operations.
Revenue recognition
The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for contracts with customers, the Company performs the following five steps:
i.identification of the promised goods or services in the contract;
ii.determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract;
iii.measurement of the transaction price, including the constraint on variable consideration;
iv.allocation of the transaction price to the performance obligations based on estimated selling prices; and
v.recognition of revenue when (or as) the Company satisfies each performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account.

See Note 3, Revenue recognition, for detailed discussions of revenue recognition, and how the five steps described above are applied.
Cost of Revenue
Cost of revenues primarily consists of cost incurred in the production and delivery of the Company's products and consists of production materials, personnel costs, cost of expensed equipment and consumables, laboratory supplies, consulting costs, depreciation, production overhead costs, information technology, maintenance and facility costs. Personnel costs consist of salaries, employee benefit costs, bonuses, and stock-based compensation expenses. In addition, cost of revenue includes royalty costs for licensed technologies included in the Company’s products, and provisions for slow-moving and obsolete inventory.

Research and development
Research and development expenses consist of compensation costs, employee benefits, subcontractors, research supplies, allocated facility related expenses and allocated depreciation and amortization. All research and development costs are expensed as incurred.
Advertising costs
Costs related to advertising and promotions are expensed to sales and marketing as incurred. Advertising and promotion expenses for the years ended September 30, 2024, 2023 and 2022, were $5.2 million, $2.9 million and $2.4 million, respectively.
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
Basic and diluted net loss per share of common stock attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee stock-based awards and warrants. Because the Company has reported a net loss for the years ended September 30, 2024, 2023 and 2022, diluted net loss per common share is the same as the basic net loss per share for those years.
Income taxes
The Company uses the asset and liability method of accounting for income taxes, in which deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply in the years in which those tax assets and liabilities are expected to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized.
The Company’s tax positions are subject to income tax audits. The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not that the position is sustainable upon examination by the taxing authority, based on the technical merits. The tax benefit recognized is measured as the largest amount of benefit which is more likely than not (greater than 50% likely) to be realized upon settlement with the taxing authority. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in its tax provision.

The Company calculates the current and deferred income tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed in subsequent years. Adjustments based on filed income tax returns are recorded when identified. The amount of income tax paid is subject to examination by U.S. and foreign tax authorities. The estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of the relevant risks, facts and circumstances existing at that time. To the extent the assessment of such tax position changes, the change in estimate is recorded in the period in which the determination is made.

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
Restructuring and other costs
Restructuring and other costs are comprised of employee separation costs and other associated costs primarily related to implementing a plan. Employee separation costs principally consist of one-time termination benefits and contractual termination benefits for severance, other termination benefit costs, and stock-based compensation expense for the acceleration of stock awards.

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

Recent accounting pronouncements

New accounting guidance adopted

In June 2016, FASB issued ASU No. 2016-13 “Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments” and has since modified the standard with several ASUs (collectively, “Topic 326”). Topic 326 requires measurement and recognition of expected credit losses for financial assets. The ASU replaced previous incurred loss impairment guidance and established a single expected credit losses allowance framework for financial assets carried at amortized cost. It also eliminated the concept of other-than-temporary impairment and requires credit losses related to certain available-for-sale debt securities to be recorded through an allowance for credit losses. On October 1, 2023, the Company adopted this standard using a modified retrospective approach, which requires a cumulative-effect adjustment to the opening balance of retained earnings to be recognized on the date of adoption and, accordingly, recorded a net increase of $0.1 million to accumulated deficit as of the beginning of fiscal year 2024. In connection with the adoption of Topic 326, the Company made an accounting policy election to not measure an allowance for credit losses for accrued interest receivable.

New accounting guidance issued but not yet effective
In December 2023, the FASB issued ASU No. 2023-09 "Income Taxes (Topic 740)". The amendments in this ASU require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. The amendments in this update are effective for annual periods beginning after December 15, 2024. The standard is not expected to have a material impact to the Company's consolidated financial statements.
In November 2023, the FASB issued ASU No. 2023-07 "Segment Reporting (Topic 280)". The amendments in this ASU improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The standard is not expected to have a material impact to the Company's consolidated financial statements.
The Company has evaluated other recently issued accounting pronouncements and has concluded that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption.
3.Revenue
The Company’s revenue is generated through the sale of synthetic biology tools, such as synthetic genes, oligo pools, NGS tools, DNA libraries and biopharma services for antibody discovery, optimization and development ("Biopharma").
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
Synthetic genes, oligo pools, NGS tools, and DNA libraries
The Company recognizes revenue when control of the products is transferred to the customer and at a transaction price that is determined based on the agreed upon rates in the applicable order or master supply agreement applied to the quantity of synthetic DNA that was manufactured and shipped to the customer. The transaction price is determined based on the agreed upon rates in the quotation, the purchase order, or the master supply agreements applied to the quantity of all the products that were manufactured and shipped to the customer. The Company’s contracts may include one or more ordered products, and the shipment of these products comprises the performance obligation (s) under the contract. Accordingly, all of the transaction price, net of any discounts, is allocated to the performance obligation (s). The Company’s sales are subject to Ex Works (as defined in Incoterms 2010) delivery terms and revenue, other than Biopharma revenue, is recorded at the point in time when products are picked up by the customer’s freight forwarder, as the Company has determined that this is the point in time that control transfers to the customer. Therefore, upon shipment of the product, there are no remaining performance obligations. The Company’s shipping and handling activities are performed before the customer obtains control of the goods and therefore are considered a fulfillment cost. Shipping and handling fees charged to our customers are recognized as product revenue in the period shipped and the related costs for providing these services are recorded as a cost of revenue. The Company has elected to exclude all sales and value added taxes from the measurement of the transaction price. The Company has not adjusted the transaction price for significant financing since the time period between the transfer of goods and payment is less than one year. The Company has elected the practical expedient to not disclose the consideration allocated to remaining performance obligations and an explanation of when those amounts are expected to be recognized as revenue since the duration of the contracts is less than one year.
Biopharma

The Company’s Biopharma revenue primarily consists of research and development agreements with third parties that provide for up-front and milestone-based payments. The Company also enters into research and development agreements that do not include up-front or milestone-based payments and recognizes revenue on these types of agreements based on the timing of development activities. The Company’s research and development agreements may include more than one performance obligation. At the inception of the agreement, the Company assesses whether each obligation represents a separate performance obligation or whether such obligations should be combined as a single performance obligation. The transaction price for each agreement is determined based on the amount of consideration the Company expects to be entitled to for satisfying all performance obligations within the agreement. The Company assesses the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. In agreements where the Company satisfies performance obligation(s) over time, the Company recognizes development revenue typically using an input method based on costs incurred relative to the total expected cost which determines the extent of progress toward completion. As part of the accounting for these arrangements, the Company must develop estimates and assumptions that require judgment to determine the transaction price and progress towards completion. The Company reviews its estimate of the transaction price and progress toward completion based on the best information available to recognize the cumulative progress toward completion as of the end of each reporting period and makes revisions to such estimates as necessary. Also, these research and development agreements may include license payments. The Company recognizes revenue from functional license agreements when the license is transferred to the customer and the customer is able to use and benefit from the license. A functional license has significant standalone functionality because it can be used as is for performing a specific task.

Contract balances

The following table summarizes our contract balances:

	September 30,
(in thousands)	2024	2023
Contract assets(1)	$2,031	$2,816
Contract liabilities(2)	2,131	2,999
(1) consists of unbilled amounts primarily related to Biopharma contracts which consists of research and development agreements with third parties.
(2) Generally results from receipt of advance payment before our performance related to Biopharma contracts.
For the years ended September 30, 2024, 2023 and 2022 the Company recognized revenue of $1.7 million, $2.8 million and $1.1 million, respectively, from the amount that was included in the contract liability balance at the beginning of each year.
In addition, for all periods presented, there was no revenue recognized in a reporting period from performance obligations satisfied in previous periods. The aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of September 30, 2024 was $8.6 million. The Company expects to recognize revenue over the next twelve months relating to performance obligations unsatisfied as of September 30, 2024.
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
Disaggregation of revenues

The table below sets forth revenues by geographic region, based on ship-to destinations. Americas consists of the United States, Canada, Mexico and South America; EMEA consists of Europe, the Middle East, and Africa; and APAC consists of Japan, China, South Korea, India, Singapore, Malaysia and Australia.

	Year ended September 30,
(in thousands)	2024	2023	2022
Americas	$193,884	$151,263	$122,473
EMEA	92,567	71,389	62,078
APAC	26,523	22,457	19,014
Total	$312,974	$245,109	$203,565

The table below sets forth revenues by products.

	Year ended September 30,
(in thousands)	2024	2023	2022
Synthetic genes	$92,679	$73,541	$61,509
Oligo pools	16,906	14,489	12,424
DNA libraries	13,933	10,201	6,149
Antibody discovery	20,328	23,172	24,171
NGS tools	169,128	123,706	99,312
Total	$312,974	$245,109	$203,565

The table below sets forth revenues by industry.

	Year ended September 30,
(in thousands)	2024	2023	2022
Industrial chemicals/materials	$83,472	$59,321	$57,940
Academic research	58,452	45,847	37,097
Healthcare	168,959	137,148	106,363
Food/agriculture	2,091	2,793	2,165
Total revenues	$312,974	$245,109	$203,565

Revenue from the United States represented 60%, 60% and 59% of the total revenue for the years ended September 30, 2024, 2023 and 2022, respectively.

Customer concentration
There are no major customers who accounted for 10% or more of the Company’s revenue for the fiscal year ended September 30, 2024, September 30, 2023 and September 30, 2022.
There were no major customers who accounted for 10% or more of the net accounts receivable as of September 30, 2024. There was one customer who accounted for 10% or more of the net accounts receivable as of September 30, 2023.

4.Cash, cash equivalent and investments

The following table sets forth the cash and cash equivalents, and investments as of September 30, 2024:

(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash	$26,458	$—	$—	$26,458
Cash equivalents - money market funds	199,858	—	—	199,858
Total cash and cash equivalents	$226,316	$—	$—	$226,316
Short-term investments:
U.S. government treasury bills	$49,964	$119	$—	$50,083
Total short-term investments	$49,964	$119	$—	$50,083
Non-current assets - equity investment in privately held companies	$1,525	$—	$—	$1,525
Total cash, cash equivalents and investments	$277,805	$119	$—	$277,924

The following table sets forth the cash and cash equivalents, and investments as of September 30, 2023:

(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash	$40,816	$—	$—	$40,816
Cash equivalents - money market funds	245,654	—	—	245,654
Total cash and cash equivalents	$286,470	$—	$—	$286,470
Short-term investments:
Corporate bonds	$14,918	$—	$(29)	$14,889
U.S. government treasury bills	35,111	—	(57)	35,054
Total short-term investments	$50,029	$—	$(86)	$49,943
Non-current assets - equity investment in privately held companies	3,711	—	—	3,711
Total cash, cash equivalents and investments	$340,210	$—	$(86)	$340,124

During the years ended September 30, 2024, 2023 and 2022, gross realized gains and losses related to our short-term investments were not material.

During the years ended September 30, 2024, 2023 and 2022, the Company did not recognize any credit losses.

5.Fair value measurement
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

Assets measured at fair value on a recurring basis
As of September 30, 2024, financial assets measured and recognized at fair value are as follows:

(in thousands)	Level 1	Level 2	Level 3	Fair value
Assets
Money market funds	$199,858	$—	$—	$199,858
U.S. government treasury bills	50,083	—	—	50,083
Total financial assets	$249,941	$—	$—	$249,941

As of September 30, 2023, financial assets measured and recognized at fair value are as follows:

(in thousands)	Level 1	Level 2	Level 3	Fair value
Assets
Money market funds	$245,654	$—	$—	$245,654
Corporate Bonds	—	14,889	—	14,889
U.S. government treasury bills	35,054	—	—	35,054
Total financial assets	$280,708	$14,889	$—	$295,597

Contractual maturities of short-term investments, as of September 30, 2024, were less than 12 months. The Company does not intend to sell the money market funds and short term investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis.
As of September 30, 2024 and 2023, there are no financial liabilities measured and recognized at fair value.
The following table provides a reconciliation of beginning and ending balances of the financial liabilities during the years ended September 30, 2023 and 2022:

(in thousands)	Holdbacks Level 2	Contingent consideration Level 3	Total fair value
Balance at September 30, 2022	$5,093	$2,100	$7,193
Change in fair value	(3,326)	(2,100)	(5,426)
Settlement	(1,767)	—	(1,767)
Balance at September 30, 2023	$—	$—	$—

In June 2023, the indemnity holdback period ended, and the Company issued 104,727 shares valued of its common stock at $1.8 million along with an immaterial cash payment for fractional shares to satisfy the indemnity holdback. The estimated fair value of the holdback liability decreased as a result of the change in the Company’s stock price between September 30, 2022 and the date of settlement of the holdback liability.

At September 30, 2022, the contingent consideration liability in connection with the acquisition of AbX Biologics, Inc., a privately-held company providing in vivo antibody discovery services (“Abveris”) was $2.1 million based on management's determined that the revenue target for the calendar year 2022 was probable of being achieved. During the year September 30, 2023, management determined that the revenue target for the calendar year 2022 was not achieved, and therefore, a change in fair value of contingent consideration of $2.1 million was recognized, resulting in the extinguishment of the contingent consideration liability of $2.1 million.
Assets and liabilities without readily determinable values measured on a non-recurring basis
During 2021 and as amended in 2022, the Company entered into convertible promissory note agreements with a privately held company (“Borrower”) pursuant to which the Company agreed to loan to the Borrower $3.5 million in a series of loan installments, evidenced by a convertible promissory note having a maturity date of May 1, 2023 (“Convertible Note”). The

Convertible Note included an option to convert the Convertible note into the Borrower’s equity at the Borrower’s next round of equity financing, and accrued interest at a rate of 4% per annum. In April 2023, the Company exercised the option and the Borrower issued to the Company ordinary shares which represent a 15% equity interest. As of September 30, 2024, the Company’s equity investments were categorized as Level 3 within the fair value hierarchy.
The equity investment held by the company is a VIE, but the Company is not the primary beneficiary. The Company does not have the power to direct the activities that most significantly impact the economic performance of the investee. The Company’s maximum exposure to loss from this VIE consists of equity investment of $1.5 million. Equity investments held by the Company lack readily determinable fair values and therefore the securities are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar equity securities of the same issuer. The Company reviews the carrying value of its equity investments for impairment whenever events or changes in business circumstances indicate the carrying amount of such asset may not be fully recoverable. Impairments, if any, are based on the excess of the carrying amount over the recoverable amount of the asset. The Company recorded $2.2 million of impairments during the years ended September 30, 2024. There were no such impairments during the years ended September 30, 2023 and 2022.
Changes in level 3 financial assets and liabilities
There were no transfers between Level 1, Level 2 and Level 3 in the periods presented.
The following table provides a reconciliation of beginning and ending balances of the Level 3 financial assets and liabilities during the years ended September 30, 2024 and 2023:

(in thousands)	Contingent consideration	Equity investments
Balance as of September 30, 2022	$2,100	$3,711
Change in fair value	(2,100)	—
Additions during the year	—	—
Balance as of September 30, 2023	$—	$3,711
Additions during the year	—	—
Impairment	—	(2,186)
Balance as of September 30, 2024	$—	$1,525
6.Balance sheet components
Inventories

Inventories consist of the following:

	September 30,
(in thousands)	2024	2023
Raw Materials	$17,316	$27,024
Work-in-process	2,146	1,113
Finished Goods	4,616	3,926
	$24,078	$32,063
There is no consigned inventory balance as of September 30, 2024 and 2023.
Property and Equipment, net

Property and Equipment, net consists of the following:

	September 30,
(in thousands)	2024	2023
Laboratory equipment	$99,528	$104,508
Furniture, fixtures and other equipment	2,944	3,484
Vehicles	211	85
Computer equipment	3,249	3,103
Computer software	10,095	5,507
Leasehold improvements	57,448	57,271
Construction in progress	4,688	8,528
	$178,163	$182,486
Less: Accumulated depreciation and amortization	(75,643)	(50,656)
	$102,520	$131,830

Construction in progress mainly represents equipment costs and internal use software development costs. For the year ended September 30, 2024 and 2023 the total depreciation and amortization expense was $27.3 million and $24.1 million, respectively. During the years ended September 30, 2024 and 2023, the Company recognized impairment of property and equipment of $44.9 million and $6.8 million, respectively. See Note 15 for details.

The net book value of capitalized computer software held for internal use included in property and equipment, net were $5.2 million and $3.2 million as of September 30, 2024 and 2023, respectively. For the year ended September 30, 2024 and 2023, the amortization expense of capitalized computer software held for internal use was $2.6 million and $0.9 million, respectively.
Property and equipment, net located in the United States were $102.3 million and $131.2 million as of September 30, 2024 and 2023, respectively. Property and equipment, net located outside of the United States were $0.2 million and $0.6 million as of September 30, 2024 and 2023, respectively.

Other current liabilities
Other current liabilities consist of the following:

	September 30,
(in thousands)	2024	2023
Income and other taxes payable	$2,725	$4,374
Contract liabilities	2,131	2,999
Other current liabilities	961	430
	$5,817	$7,803

7.Goodwill and intangible assets
Total amortization expense related to intangible assets was $4.1 million, $5.3 million, and $4.9 million for the years ended September 30, 2024, 2023 and 2022, respectively.
The goodwill balance is presented below:

(in thousands)	September 30,
	2024	2023
Balance at beginning of year	85,811	85,811
Balance at end of year	$85,811	$85,811

The finite-lived intangible assets balances are presented below:

	September 30, 2024
(in thousands, except for years)	Weighted average Amortization period in years	Gross carrying amount	Impairment	Accumulated amortization	Net book value
Developed Technology	17	$50,020	$(25,198)	$(10,344)	$14,478
Customer Relationships	—	15,210	(10,541)	(4,669)	—
Tradenames & Trademarks	—	900	(125)	(775)	—
Total finite-lived intangible assets		$66,130	$(35,864)	$(15,788)	$14,478

	September 30, 2023
(in thousands, except for years)	Weighted average Amortization period in years	Gross carrying amount	Accumulated amortization	Net book value
Developed Technology	15	$50,020	$(7,636)	$42,384
Customer Relationships	11	15,210	(3,461)	11,749
Tradenames & Trademarks	3	900	(550)	350
Total finite-lived intangible assets		$66,130	$(11,647)	$54,483

Future annual amortization expense is as follows (in thousands):

Years ending September 30,
2025	$1,053
2026	1,053
2027	1,053
2028	1,053
2029	1,053
Thereafter	9,213
$14,478

8.Leases
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
The following table presents the Company's right-of-use assets and lease liabilities related to the Company’s operating leases as of September 30, 2024 and 2023 is as follows:

	September 30,
(in thousands)	2024	2023
Assets:
Operating lease right-of-use-assets	$58,829	$71,531
Current liabilities:
Current portion of operating lease liabilities	$14,805	$14,896
Noncurrent liabilities:
Operating lease liabilities, net of current portion	$70,221	$79,173

Future minimum lease payments under all non-cancelable operating leases as of September 30, 2024 are as follows:

(in thousands)	Operating leases
Years ending September 30:
2025	$14,814
2026	13,885
2027	8,371
2028	8,471
2029	6,609
Thereafter	81,405
Total minimum lease payments	$133,555
Less: imputed interest	(48,529)
Total operating lease liabilities	$85,026
Less: current portion	(14,805)
Operating lease liabilities, net of current portion	$70,221

The components of lease expense and supplemental information were as follows:

	September 30,
(in thousands except years and percentage)	2024	2023
Operating lease costs	$15,637	$16,182
Variable lease costs	7,724	6,194
Weighted-average remaining lease term (in years) - operating leases	15.21 years	15.37 years
Weighted-average discount rate - operating leases	6.52%	6.54%
Supplemental cash flow information related to leases are as follows:

	September 30,
(in thousands)	2024	2023
Cash payments included in the measurement of operating lease liabilities	$14,707	$14,604
9.Commitments and contingencies
Legal Proceedings
The Company may be subject to litigation, claims and disputes in the ordinary course of business. Certain significant matters are described below. We recognize accruals for matters to the extent that we conclude that a loss is both probable and reasonably estimable. If we determine that a material loss is reasonably possible and the loss or range of loss can be estimated, we disclose the possible loss.
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
This case remains in the preliminary stage. Given the inherent uncertainty of litigation and the legal standards that must be met, including class certification and success on the merits, the Company cannot express an opinion on the likelihood of an unfavorable outcome or on the amount or range of any potential loss. The Company and the other defendants intend to vigorously defend themselves against the claims asserted against them and filed a motion to dismiss the amended complaint on December 6, 2023. A hearing on the motion to dismiss was held on November 13, 2024 and the Company is now awaiting the judge's decision.

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

10.Related party transactions
During the years ended September 30, 2024, 2023 and 2022, the Company purchased raw materials from related parties in the amount of $4.4 million, $6.8 million and $8.0 million, respectively. During the years ended September 30, 2024, 2023 and 2022, the Company recognized revenues from the related parties in the amount of $12.1 million, $5.9 million and $3.5 million, respectively. Payable balances with the related parties were immaterial as of September 30, 2024, 2023 and 2022. Receivable balances with the related parties were $0.5 million and $1.7 million as of September 30, 2024 and 2023, respectively.

11.Income taxes
The Company recorded income tax expense of $0.6 million and $1.2 million for the years ended September 30, 2024 and 2023, respectively. The Company recorded an income tax benefit of $10.4 million for the year ended September 30, 2022.
The domestic and foreign components of pre-tax loss for the years ended September 30, 2024, 2023, and 2022 are as follows:

	Year ended September 30,
(in thousands)	2024	2023	2022
US	$(209,545)	$(205,389)	$(231,659)
Foreign	1,379	1,923	3,385
Total	$(208,166)	$(203,466)	$(228,274)

The components of the income tax expense for the years ended September 30, 2024, 2023, and 2022 are as follows:

	Year ended September 30,
(in thousands)	2024	2023	2022
Current
Federal	$—	$—	$—
State	20	9	(1)
Foreign	540	1,143	767
Total current	$560	$1,152	$766

Deferred
Federal	$—	$—	$(9,765)
State	—	—	(1,412)
Foreign	—	—	—
Total deferred	$—	$—	$(11,177)

Total provision (benefit)	$560	$1,152	$(10,411)

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended September 30, 2024, 2023, and 2022:

	Year ended September 30,
	2024	2023	2022
Tax expense computed at the federal statutory rate	21%	21%	21%
Change in valuation allowance	(22)%	(25)%	(13)%
Research and development credit benefit	3%	5%	4%
Business combination	—%	—%	(4)%
Stock-based compensation	(1)%	(1)%	(1)%
Change in fair value of contingent consideration and holdbacks	—%	1%	(1)%
Gain on deconsolidation of variable interest entity	—%	—%	(1)%
Others	(1)%	(2)%	—%
Total income tax expense	—%	(1)%	5%

The significant components of the Company’s deferred tax assets and liabilities are as follows for the years ended September 30, 2024, and 2023:

	September 30,
(in thousands)	2024	2023
Net operating loss carryforwards	$226,959	$209,338
Research and development credit carryforwards	59,578	49,454
Capitalized research and development	43,232	30,599
Operating lease liability	21,377	22,921
Stock-based compensation	13,384	13,858
Other	14,310	8,107
Gross deferred tax assets	$378,840	$334,277
Less: Valuation allowance	(360,594)	(302,381)
Net deferred tax assets	$18,246	$31,896
Fixed assets	$—	$(1,363)
Operating lease right-of-use asset	(14,786)	(17,417)
Intangible assets	(3,460)	(13,116)
Gross deferred tax liabilities	$(18,246)	$(31,896)
Total net deferred tax asset	$—	$—

Based on the available objective evidence, management believes it is more likely than not that the deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its deferred tax assets at September 30, 2024 and 2023. The valuation allowance was $360.6 million and $302.4 million as of September 30, 2024 and 2023, respectively. The change in the valuation allowance was mainly due to an increase in the net operating loss, research and development credits and capitalized research and development during the fiscal year 2024.
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
As of September 30, 2024, the Company had net operating loss carryforwards of approximately $903.1 million and $588.4 million available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. Of the total federal net operating loss carryforwards, $702.0 million never expires and the remaining carryforwards of $201.1 million expire at various dates beginning in 2032 through 2038. Of the total state net operating loss carryforwards, the California State tax loss carryforwards of $29.7 million begin to expire in 2033 and the remaining carryforwards of $293.6 million for other states begin to expire at various dates beginning 2025 and beyond.
The Company also had federal and state research and development credit carryforwards of approximately $51.0 million and $34.4 million, respectively, at September 30, 2024. The federal credits will expire starting in 2033 if not utilized. The California research and development credits have no expiration date. Utilization of the net operating losses and tax credits is subject to annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitations may result in the expiration of the net operating losses and tax credits before utilization.
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
The aggregate changes in the balance of gross unrecognized tax benefits are as follows:

(in thousands)	Federal and state
Balance as of September 30, 2021	$7,437
Increases related to tax positions taken during 2022	5,082
Increases related to tax positions taken in the prior year	864
Balance as of September 30, 2022	$13,383
Increases related to tax positions taken during 2023	5,043
Increases related to tax positions taken in the prior year	759
Balance as of September 30, 2023	$19,185
Increases related to tax positions taken during 2024	$3,354
decreases related to tax positions taken in the prior year	(127)
Balance as of September 30, 2024	$22,412

The Company does not expect a material change in unrecognized tax benefits in the next twelve months. As of September 30, 2024 and 2023, approximately $0.4 million and $0.4 million of unrecognized tax benefit would, if recognized, impact the Company’s effective income tax rate, respectively.
It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. The Company’s management determined that no accrual for interest and penalties was required as of September 30, 2024 and 2023.
The Company’s files federal and state income tax returns with varying statutes of limitations. All tax years remain open to examination due to the carryover of net operating losses or tax credits. The Company currently has no federal or state tax examinations in progress.
In fiscal year 2022, the Company began recognizing an additional component of total Federal tax expense, the tax on Global Intangible Low-Taxed Income (“GILTI”) provision of the Tax Act, which became applicable to the Company in fiscal year 2022. The Company elected to account for GILTI as a period cost, and therefore included GILTI expense in the effective tax rate calculation. This provision did not have a material effect on the effective tax rate for the years ended September 30, 2024, 2023 and 2022.

12.Common stock
As of September 30, 2024, the Company had reserved sufficient shares of common stock with a par value of $0.00001 per share for issuance upon exercise of outstanding stock options. Each share of common stock is entitled to one vote. The holders of shares of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors.

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

13.Stock-based compensation
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

As of September 30, 2024, a total of 1,618,728 shares of the Company’s common stock have been reserved for issuance under the 2018 Plan and the Inducement Plan.

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
Activity with respect to the Company’s restricted stock units during the year ended September 30, 2024 is as follows:

(In thousands, except per share data)	Shares	Weighted average grant date fair value per share
Nonvested shares at September 30, 2023	1,620	$40.73
Granted	1,523	$28.01
Vested/Issued	(786)	39.39
Forfeited	(393)	37.29
Nonvested shares at September 30, 2024	1,964	$32.13
As of September 30, 2024, there was $55.9 million of total unrecognized compensation cost related to these issuances that is expected to be recognized over a weighted average period of 2.5 years. The total grant date fair value of RSUs awarded during the year ended September 30, 2024, 2023 and 2022 were $42.7 million, $32.2 million and $96.2 million, respectively. The total grant date fair value of RSUs vested during the year ended September 30, 2024, 2023 and 2022 were $31.0 million, $33.7 million and $27.1 million, respectively.

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
Activity under the PSUs during the year ended September 30, 2024 is summarized below:

(In thousands, except per share data)	Shares	Weighted average grant date fair value per share
Nonvested shares at September 30, 2023	932	$36.82
Granted	617	$18.71
Vested/Issued	(87)	79.66
Forfeited	(296)	25.19
Nonvested shares at September 30, 2024	1,166	$27.01
As of September 30, 2024, the unrecognized compensation costs related to these awards was $9.5 million, based on the maximum achievement of the performance targets. The Company expects to recognize those costs over a weighted average period of 1.4 years. The total grant date fair value of PSUs awarded during the year ended September 30, 2024, 2023 and 2022 were $11.5 million, $21.2 million and $49.0 million, respectively. The total grant date fair value of PSUs vested during the year ended September 30, 2024, 2023 and 2022 were $6.9 million, $1.8 million and $0.5 million, respectively.
Options
Options are generally granted to employees and were granted to non-employee directors until fiscal year 2022. Stock options entitle the holder to purchase, at the end of the vesting term, a specified number of shares of Company common stock at an exercise price per share equal to the closing market price of the common stock on the date of grant. Stock options have a contractual life from the date of the grant and a vesting schedule as established by the board of directors. The maximum term of stock options granted under the 2018 Plan is 10 years and the awards generally vest over a four-year period. Forfeitures of options are recognized as they occur. The fair value of each services based stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company historically had been a private company and lacked company-specific historical and implied volatility information for its stock. Therefore, it estimated its expected stock price volatility based on the historical volatility of publicly traded peer companies and utilized the “simplified” method for awards that qualify as “plain-vanilla” options. As determined under the simplified method, the expected term of stock options granted is calculated based on contractual and vesting terms of the option award, the risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award and the expected dividend yield is zero based on the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future.

Options activity during the year ended September 30, 2024 is summarized below:

(In thousands, except per share data)	Shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at September 30, 2023	2,119	$24.18	5.25	$6,715
Forfeited	(116)	38.41	—	—
Exercised	(384)	18.50	—	$9,202
Outstanding at September 30, 2024	1,619	$24.51	4.27	$36,798
Nonvested at September 30, 2024	3	$106.55	6.94	—
Exercisable at September 30, 2024	1,616	$24.35	4.27	$36,798

As of September 30, 2024, the unrecognized compensation costs related to these awards was $0.2 million. The Company expects to recognize those costs over a weighted average period of 1.0 years. The Company did not grant any options during the year ended September 30, 2024 and 2023. The total grant date fair value of stock options awarded during the year ended September 30, 2022 was $15.8 million. The aggregate intrinsic value of stock options exercised during the year ended September 30, 2023 and 2022 were $1.1 million and $31.9 million, respectively.
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

The provisions of the PSO are considered a performance condition, and the effects of that performance condition are not reflected in the grant date fair value of the awards. The Company used the Black-Scholes method to calculate the fair value at the grant date without regard to the vesting condition and will recognize compensation cost for the options that are expected to vest. Forfeitures of PSOs are recognized as they occur. The Company reassesses the probability of the performance condition at each reporting period and adjusts the compensation cost based on the probability assessment. As of September 30, 2024, the Company determined that 30,000 shares are expected to vest based on the probability of the performance condition that will be achieved under this equity award program.

Activity under the PSOs during the year ended September 30, 2024 is summarized below:

(In thousands, except per share data)	Shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at September 30, 2023	289	$60.82	7.37	$—
Forfeited	(17)	77.10	—	—
Outstanding at September 30, 2024	272	$59.83	6.39	$1,042
Nonvested at September 30, 2024	30	$31.29	7.57	$417
Exercisable at September 30, 2024	242	$63.36	6.24	$625

As of September 30, 2024, the unrecognized compensation costs related to these awards was $0.1 million. The Company expects to recognize those costs over a weighted average period of 0.6 years. The Company did not grant any PSOs during the year ended September 30, 2024 and 2023. The total grant date fair value of PSOs awarded during the year ended September 30, 2022 was $1.5 million.

The fair values of PSOs granted during the year ended September 30, 2022 were calculated using the weighted average assumptions set forth below:

Year ended September 30,
2022
Expected term (years)	5.9
Expected volatility	70.9%
Risk-free interest rate	2.8%
Dividend yield	—%

Stock-based compensation

Total stock-based compensation expense recognized were as follows:

	Year ended September 30,
(in thousands)	2024	2023	2022
Cost of revenues	$4,012	$4,562	$4,587
Research and development	11,199	13,944	19,541
Selling, general and administrative	35,714	11,772	54,905
Total stock-based compensation	$50,925	$30,278	$79,033

An immaterial amount of stock-based compensation expense was capitalized to inventories attributable to employees who support the manufacturing of the Company's products for the years ended September 30, 2024 and 2023 . The balance sheet as of September 30, 2024 and 2023 includes $1.3 million and $1.2 million, respectively, of stock-based compensation primarily related to implementation of the Company’s lab production software system and order management system, which was capitalized in property and equipment.
The total amount of share-based liabilities settled was $5.9 million for the year ended September 30, 2023. The settlement of the liabilities related to the issuance of contingent consideration and indemnity holdbacks associated with Abveris and iGenomX acquisition.
2018 Employee Stock Purchase Plan
On September 26, 2018, the board of directors adopted the 2018 Employee Stock Purchase Plan (the 2018 ESPP). A total of 275,225 shares of the Company’s common stock have been reserved for issuance under the 2018 ESPP. The number of shares reserved for issuance under the 2018 ESPP will be increased automatically on the first day of each fiscal year, following the fiscal year in which the 2018 ESPP becomes effective, by a number equal to the least of 249,470 shares, 1% of the shares of common stock outstanding at that time, or such number of shares determined by the Company’s board of directors. The number of shares reserved for issuance as at September 30, 2024 is as follows:

(In thousands)	Shares available
Outstanding at September 30, 2023	539
Additional shares authorized	249
Shares issued during the period	(177)
Outstanding at September 30, 2024	611

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
Unless otherwise determined by the board of directors, the Company’s common stock will be purchased for the accounts of employees participating in the 2018 ESPP at a price per share that is the lesser of 85% of the fair market value of the Company’s common stock on the first trading day of the offering period, which for the initial offering period is the price at which shares of the Company’s common stock were first sold to the public, or 85% of the fair market value of the Company’s common stock on the last trading day of the offering period. During the years ended September 30, 2024, the Company recorded $1.6 million expense related to the 2018 ESPP. During the years ended September 30, 2023 and 2022 activity under the 2018 ESPP was immaterial.
401(k) Savings Plan
During 2018, the Company adopted a 401(k) savings plan for the benefit of its employees. In January 2022, the Company modified its plan to include an employer matching contribution. The Company is required to make matching contributions to the 401(k) plan equal to 50% of the first 6% of wages deferred by each participating employee. For the year ended September 30, 2024 and 2023, the Company incurred expenses for employer matching contributions of $2.6 million and $2.8 million, respectively.
Abveris Acquisition
On December 1, 2021, the Company completed the acquisition of Abveris and granted certain equity awards to new employees. These equity awards included up to 231,876 restricted shares of the Company’s common stock which are issuable based on achievement of the 2023 calendar revenue target, which had an aggregate grant date fair value of $20.1 million. In addition, all employees must remain employed through the payout date, and certain employees have an additional vesting period of up to two years from the acquisition date. The vesting upon achievement of the 2023 calendar revenue target is considered a performance condition, and the effects of that performance condition are not reflected in the grant date fair value of the awards. The Company used the stock price as of December 1, 2021 for the fair value of restricted shares.

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

14.Net loss per share attributable to common stockholders
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders:

	Year ended September 30,
(in thousands, except per share data)	2024	2023	2022
Numerator:
Net loss attributable to common stockholders	$(208,726)	$(204,618)	$(217,863)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	58,016	56,885	53,885
Net loss per share attributable to common stockholders, basic and diluted	$(3.60)	$(3.60)	$(4.04)

The potentially dilutive common shares that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive for the periods presented are as follows:

	Year ended September 30,
(in thousands)	2024	2023	2022
Shares subject to options to purchase common stock	1,891	2,408	2,765
Unvested restricted stock units and performance stock units	3,130	2552	2095
Shares subject to employee stock purchase plan	69	118	97
Total	5,090	5,078	4,957

15.Impairment of long-lived assets
On June 30, 2024, the Company identified an impairment indicator with respect to an asset group associated with our antibody discovery services product line (“Biopharma asset group”) due to lower than forecasted revenues. Therefore, the Company performed a recoverability test of long-lived assets by comparing the Biopharma asset group's net book value to its future undiscounted net cash flows. The Company concluded that the carrying value of the Biopharma asset group was not recoverable as it exceeded the future undiscounted cash flows the assets are expected to generate from their use and eventual disposition.
To measure the impairment loss, the Company estimated the fair value of the Biopharma asset group by applying a discounted cash flow method. In applying the discounted cash flow method, the Company made certain estimates and assumptions including, among others, the level and timing of revenues, operating expenses, working capital and discount rate. The Company used a discount rate of approximately 14%, which considers the inherent risks associated with the Biopharma asset group.
The allocated impairment loss to any individual long-lived asset within the long-lived asset group cannot reduce the carrying amount of that long-lived asset below its fair value. Accordingly, the Company determined the fair value of the long-lived assets within the Biopharma asset group based on their highest and best use. These assets include intangible assets, property and equipment, and right-of use assets. The Company estimated the fair value of the developed technology intangible asset and the customer relationships intangible asset using an excess earnings model (income approach). The Company estimated the fair value of the trade name intangible asset using a relief from royalty approach. In applying these valuation methods to the intangible assets, the Company made certain estimates and assumptions including the level and timing of expected cash flows and discount rate, which is consistent with the 14% discount rate noted above. The Company determined the fair value of property and equipment based on a market approach. The Company determined the fair value of the lease right-of-use assets by applying a present value technique to the estimated market rate rental cash flows. Assumptions used to determine the fair values of certain lease right-of-use assets included estimated market rent and the discount rate.

These fair value measurements were based on significant inputs not observable in the market and thus represent a Level 3 measurement. The Company believes the level and timing of expected future cash flows appropriately reflects market participant assumptions.
As a result of allocating the impairment, the Company recorded the following impairment charges, which are included in “Impairment of long-lived assets” on our consolidated statements of operations and comprehensive loss for the year ended September 30, 2024:

	Year ended September 30,
(in thousands)	2024	2023	2022
Property and equipment	$9,066	$6,785	$—
Finite-lived intangible assets	35,864	—	—
Total	$44,930	$6,785	$—
During the year ended September 30, 2023, the Company recognized impairment of property and equipment. See note 16, 2023 Restructuring and other costs.

16. 2023 Restructuring and other costs
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
The Company recognized cumulative pre-tax restructuring $12.7 million and other costs of approximately $3.5 million in the fiscal year ended September 30, 2023, consisting of costs associated with employee severance and related benefits, asset impairments and other associated costs. The Company incurred immaterial employee severance and benefits expenses for year ended September 30, 2024.

Restructuring and other costs and losses on disposal of property and equipment, which was accounted in accordance with ASC 360, Impairment of Long-Lived Assets are presented in the table below:

Year ended September 30,
(in thousands)	2023
Restructuring and other costs:
Severance and related benefit costs	$8,467
Other associated costs (1)	917
$9,384
Impairment of long-lived assets:
Asset impairments (2)	6,785
$16,169
(1) Related primarily to costs associated with transferring assets between labs and professional service assistance related to the restructuring.
(2) Related to write-off of lab equipment $3.7 million and leasehold improvements for decommissioned labs $1.8 million and computer software $1.3 million.

The following table shows the accrual activity and payments relating to cash-based restructuring costs for the year ended September 30, 2023:

(in thousands)	Severance and related benefit costs	Other associated costs	Total
Costs	$8,467	$917	$9,384
Payments	(7,950)	(917)	(8,867)
Balance as of September 30, 2023	$517	$—	$517

As of September 30, 2023, $0.5 million of severance and related benefit costs is included in accrued compensation in the consolidated balance sheets. As of September 30, 2024, no severance and related benefit costs is included in accrued compensation in the consolidated balance sheets.

17.Subsequent Events
On October 21, 2024, the Company executed the Royalty Purchase Agreement ("RPA) with XOMA (US) LLC. ("XOMA Royalty"). Under the RPA, XOMA Royalty provided Twist Bioscience an upfront payment of $15.0 million in cash in exchange for the right to receive half of the future potential milestone and royalty payments resulting from existing antibody discovery and biopharma services agreements between the Company and its customers.
* * * * *

Item 9.        Changes in and disagreements with accountants on accounting and financial disclosure
None.

Item 9A.     Controls and Procedures
Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2024, which is the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level as of September 30, 2024.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting consists of policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) are designed and operated to provide reasonable assurance regarding the reliability of our financial reporting and our process for the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Framework"). Based on our management’s evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2024.
The effectiveness of our internal control over financial reporting as of September 30, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included in Part II, Item 8 of this Annual Report on Form 10-K.

Remediation of Material Weakness

The material weakness previously reported has been remediated as of September 30, 2024. For a more comprehensive discussion of the material weakness existing as of September 30, 2023 and the remedial measures which were being undertaken to address these material weaknesses, or the remediation plan, refer to Part II, Item 9A, “Remediation of Prior Year Material Weakness” of our Annual Report on Form 10-K for fiscal year 2023. Management has since completed implementation of all of the remedial measures outlined in its remediation plan as well as testing of the applicable remediated controls in the last two quarters of fiscal year 2024.

Changes in Internal Control Over Financial Reporting

Except for the changes related to the remediation of the previously identified material weakness noted above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Twist Bioscience Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Twist Bioscience Corporation’s internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Twist Bioscience Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2024, and the related notes and our report dated November 18, 2024, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Mateo, California
November 18, 2024

Item 9B.     Other Information

Rule 10b5-1 Trading Plans
During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.     Disclosure Regarding Foreign Jurisdiction That Prevent Inspections

Not applicable.

PART III

Item 10.     Directors, executive officers and corporate governance
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2025 Annual Meeting of Stockholders.
Code of Ethics
We have adopted the Twist Bioscience Corporation Code of Business Conduct and Ethics, or Code of Ethics, with which every person, including executive officers, who works for Twist and every member of our board of directors is expected to comply. The full text of our Code of Ethics is posted on the investor relations section of our website at www.twistbioscience.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments and waivers of our Code of Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions by posting that information on our website address specified above.

Item 11.     Executive compensation
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2025 Annual Meeting of Stockholders.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2025 Annual Meeting of Stockholders.

Item 13.     Certain relationships and related transactions, and director independence
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2025 Annual Meeting of Stockholders.

Item 14.     Principal Accounting Fees and Services
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2025 Annual Meeting of Stockholders.

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
(c)Exhibits
Set forth below is a list of exhibits that are being filed or incorporated by reference into this Annual Report on Form 10-K:

Exhibit Number	Description	Filed / Furnished / Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	11/7/2018

3.2	Amended and Restated Bylaws	8-K	3.1	11/18/2022

4.1	Form of common stock certificate	S-1/A	4.1	10/17/2018

4.2	Description of Common Stock	10-K	4.5	11/20/2020

+10.1	2013 Stock Plan and forms of agreement thereunder	S-1	10.1	10/3/2018

+10.2	2018 Equity Incentive Plan and forms of agreement thereunder	S-1/A	10.2	10/17/2018

+10.3	2018 Employee Stock Purchase Plan	S-1/A	10.3	10/17/2018

+10.4	Executive Incentive Bonus Plan	S-1	10.4	10/3/2018

+10.5	Form of Indemnification Agreement between Twist Bioscience Corporation and each of its Officers and Directors	S-1/A	10.8	10/17/2018

+10.6	Twist Bioscience Corporation Inducement Equity Incentive Plan and related forms of award agreements thereunder	S-8	99.1	8/25/2023

10.7	Lease Agreement by and between Twist Bioscience Corporation and ARE-San Francisco No. 32. LLC dated March 21, 2018	S-1	10.11	10/3/2018

10.7.1	First Amendment to Lease by and between Twist Bioscience Corporation and ARE-San Francisco No. 32, LLC, dated March 21, 2019	10-Q	10.2	5/1/2019

Exhibit Number	Description	Filed / Furnished / Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

10.8*	Lease Agreement by and between Twist Bioscience Corporation and PWII Owner, LLC, dated December 18, 2020	8-K	10.1	12/22/2020

10.8.1*	First Amendment to Lease between Twist Bioscience Corporation and PWII Owner, LLC, dated April 13, 2021	8-K	10.1	4/16/2021

10.9†	End User Supply Agreement by and between Twist Bioscience Corporation and FUJIFILM Dimatix, Inc., dated November 5, 2015	S-1	10.14	10/3/2018

10.10	Amended and Restated Employment Agreement dated October 26, 2022 between Twist Bioscience Corporation and Patrick Finn	10-Q	10.1	2/7/2023

10.1	Employment Agreement dated December 18, 2023 between Twist Bioscience Corporation and Adam Laponis	10-Q	10.1	2/2/2024

10.1	Amendment to Employment Agreement dated March 20, 2024 between Twist Bioscience Corporation and James Thorburn	10-Q	10.1	5/2/2024

10.1	Consulting Agreement dated October 8, 2024 by and between Twist Bioscience Corporation and James Thorburn	Filed herewith

10.14	Amended and Restated Employment Agreement dated September 9, 2022 between Twist Bioscience Corporation and Emily Leproust	Filed herewith

10.15	Amended and Restated Employment Agreement dated September 9, 2022 between Twist Bioscience Corporation and James Thorburn	Filed herewith

10.16	Amended and Restated Employment Agreement dated September 9, 2022 between Twist Bioscience Corporation and Paula Green	Filed herewith

10.17	Amended and Restated Employment Agreement dated September 9, 2022 between Twist Bioscience Corporation and William Banyai	Filed herewith

10.18	Amended and Restated Employment Agreement dated September 2, 2024 between Twist Bioscience Corporation and Dennis Cho	Filed herewith

Exhibit Number	Description	Filed / Furnished / Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

10.19	Employment Agreement dated April 24, 2023 between Twist Bioscience Corporation and Robert Werner	Filed herewith

19.1	Insider Trading Compliance Program	Filed herewith

21.1	List of subsidiaries of the Registrant	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by President and Chief Executive Officer	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by Chief Financial Officer	Filed herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by President and Chief Executive Officer	Furnished herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer	Furnished herewith

97.1	Compensation Recovery Policy	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

Exhibit Number	Description	Filed / Furnished / Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover page from the Company’s Annual Report on Form 10-K for the year ended September 30, 2024, formatted in Inline XBRL

+ Indicates a management contract or compensatory plan.

*	Registrant has omitted schedules and exhibits pursuant to Item 601(a)(5) of Regulation S-K. Registrant agrees to furnish supplementally a copy of the omitted schedules and exhibits to the SEC upon request.

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment that was separately filed with the SEC.

Item 16.     Form of 10-K summary
Not applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 18, 2024	Twist Bioscience Corporation

	By:	/s/ Emily M. Leproust
Emily M. Leproust
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Emily M. Leproust	Chief Executive Officer and	November 18, 2024
Emily M. Leproust	Chair of the Board of Directors (principal executive officer)

/s/ Adam Laponis	Chief Financial Officer (principal financial	November 18, 2024
Adam Laponis	officer)

/s/ Robert F. Werner	Chief Accounting Officer (principal	November 18, 2024
Robert F. Werner	accounting officer)

/s/ Nelson C. Chan	Director	November 18, 2024
Nelson C. Chan

/s/ Robert Chess	Director	November 18, 2024
Robert Chess

/s/ Keith Crandell	Director	November 18, 2024
Keith Crandell

/s/ Jan Johannessen	Director	November 18, 2024
Jan Johannessen

/s/ Xiaoying Mai	Director	November 18, 2024
Xiaoying Mai

/s/ Robert Ragusa	Director	November 18, 2024
Robert Ragusa

/s/ Melissa Starovasnik	Director	November 18, 2024
Melissa Starovasnik