Form 10-Q
period 2024-12-31
Twist Bioscience Corp
filed 2025-02-03
CIK 1581280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024
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

The number of shares of the Registrant’s common stock outstanding as of January 30, 2025, was 59,651,142.

TWIST BIOSCIENCE CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2024

Forward-looking statements
This Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, or Form 10-Q, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements relate to, among other matters, future growth, expansion and other expectations regarding future operations plans and financial performance. Forward-looking statements are also identified by the words “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” and variations of such words and similar expressions. You should not rely upon forward-looking statements as predictions of future events. Such statements are based on management’s expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results, events or circumstances to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include:
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
•our ability to develop and commercialize additional products in the synthetic biology, biologic drug and data storage industries;

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
•uncertainty as to economic and market conditions and the impact of adverse economic conditions; and
•other risk factors included under the section titled “Risk factors” contained in Item 1A of our Annual Report on Form 10-K filed with the SEC on November 18, 2024.

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

PART I. Financial information

Item 1. Financial statements

Twist Bioscience Corporation
Condensed Consolidated Balance Sheets (unaudited)

(In thousands except per share data)	December 31, 2024	September 30, 2024
Assets
Current assets:
Cash and cash equivalents	$221,403	$226,316
Short-term investments	49,424	50,083
Accounts receivable, net	39,315	34,903
Inventories	23,518	24,078
Prepaid expenses and other current assets	11,649	11,396
Total current assets	$345,309	$346,776
Property and equipment, net	100,669	102,520
Operating lease right-of-use assets	56,475	58,829
Goodwill	85,811	85,811
Intangible assets, net	14,215	14,478
Restricted cash, non-current	2,656	2,816
Other non-current assets	3,445	3,093
Total assets	$608,580	$614,323
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,503	$1,630
Accrued expenses	20,129	15,104
Accrued compensation	21,742	33,650
Current portion of operating lease liability	15,030	14,805
Other current liabilities	5,242	5,817
Total current liabilities	$69,646	$71,006
Operating lease liability, net of current portion	67,586	70,221
Liability related to the sale of future revenue	15,000	—
Other non-current liabilities	407	407
Total liabilities	$152,639	$141,634
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.00001 par value —100,000 and 100,000 shares authorized at December 31, 2024 and September 30, 2024, respectively; 59,582 and 58,877 shares issued and outstanding at December 31, 2024 and September 30, 2024, respectively	$—	$—
Additional paid-in capital	1,730,092	1,715,119
Accumulated other comprehensive income/(loss)	(649)	(522)
Accumulated deficit	(1,273,502)	(1,241,908)
Total stockholders’ equity	$455,941	$472,689
Total liabilities and stockholders’ equity	$608,580	$614,323

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three months ended December 31,
(In thousands, except per share data)	2024	2023
Revenues [1]	$88,713	$71,498
Operating expenses:
Cost of revenues	$45,873	$42,536
Research and development	21,307	23,099
Selling, general and administrative	56,177	52,840
Total operating expenses	$123,357	$118,475
Loss from operations	$(34,644)	$(46,977)
Interest income	$3,240	$4,120
Interest expense	(24)	—
Other income (expense), net	(69)	(31)
Loss before income taxes	$(31,497)	$(42,888)
Income tax expense	(97)	(120)
Net loss	$(31,594)	$(43,008)
Other comprehensive loss:
Change in unrealized gain (loss) on investments	$(66)	$134
Foreign currency translation adjustment	(61)	57
Comprehensive loss	$(31,721)	$(42,817)
Net loss per share, basic and diluted	$(0.53)	$(0.75)
Weighted average shares used in computing net loss per share, basic and diluted	59,162	57,497

[1] During the three months ended December 31, 2024, and 2023, the Company had revenues from related parties in the amount of $4.0 million and $2.3 million, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

	Three months ended December 31, 2024
	Common stock		Additional paid-in capital	Accumulated Other comprehensive loss	Accumulated deficit	Total stockholders' equity
(In thousands)	Shares	Amount
Balances as of September 30, 2024	58,877	$—	$1,715,119	$(522)	$(1,241,908)	$472,689
Vesting of restricted stock units	536	$—	$—	$—	$—	$—
Exercise of stock options	169	—	2,950	—	—	2,950
Repurchases of common stock for income tax withholding	—	—	(6)	—	—	(6)
Stock-based compensation	—	—	12,029	—	—	12,029
Other comprehensive loss	—	—	—	(127)	—	(127)
Net loss	—	—	—	—	(31,594)	(31,594)
Balances as of December 31, 2024	59,582	$—	$1,730,092	$(649)	$(1,273,502)	$455,941

	Three months ended December 31, 2023
	Common stock		Additional paid-in capital	Accumulated Other comprehensive income	Accumulated deficit	Total stockholders' equity
(In thousands)	Shares	Amount
Balances as of September 30, 2023	57,577	$—	$1,657,222	$(756)	$(1,033,034)	$623,432
Impact of ASU 2016-13 adoption (Note 2)	—	$—	$—	$—	$(148)	$(148)
Vesting of restricted stock units	260	—	—	—	—	—
Exercise of stock options	58	—	951	—	—	951
Repurchases of common stock for income tax withholding	(96)	—	(2,424)	—	—	(2,424)
Stock-based compensation	—	—	11,048	—	—	11,048
Other comprehensive income	—	—	—	191	—	191
Net loss	—	—	—	—	(43,008)	(43,008)
Balances as of December 31, 2023	57,799	$—	$1,666,797	$(565)	$(1,076,190)	$590,042

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended December 31,
(in thousands)	2024	2023
Cash flows from operating activities
Net loss	$(31,594)	$(43,008)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	6,380	8,171
Stock-based compensation	11,991	11,020
Other non-cash adjustments	(20)	312
Changes in assets and liabilities:
Accounts receivable, net	(4,537)	8,058
Inventories	560	1,201
Prepaid expenses and other current assets	(249)	(1,116)
Other non-current assets	(356)	300
Accounts payable	5,711	(4,205)
Accrued expenses	3,137	2,900
Accrued compensation	(11,850)	(5,078)
Other liabilities	(601)	(1,528)
Net cash used in operating activities	$(21,428)	$(22,973)
Cash flows from investing activities
Purchases of property and equipment	$(2,268)	$(1,506)
Purchases of investments	(20,593)	(18,329)
Proceeds from maturity of investments	21,325	24,000
Net cash (used in) provided by investing activities	$(1,536)	$4,165
Cash flows from financing activities
Proceeds from exercise of stock options	$2,950	$951
Proceeds from the issuance of liability related to sale of future revenue	15,000	—
Repurchases of common stock for income tax withholding	(6)	(2,424)
Net cash (used in) provided by financing activities	$17,944	$(1,473)
Effect of exchange rates on cash, cash equivalents and restricted cash	$(53)	$116
Net decrease in cash, cash equivalents, and restricted cash	(5,073)	(20,165)
Cash, cash equivalents, and restricted cash at beginning of period	229,132	289,281
Cash, cash equivalents, and restricted cash at end of period	$224,059	$269,116
Supplemental disclosure of cash flow information
Income taxes paid, net of refunds	$3	$40
Non-cash investing and financing activities
Property and equipment additions included in accounts payable and accrued expenses	$2,136	$487

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization and description of business
Twist Bioscience Corporation (the Company) was incorporated in the state of Delaware on February 4, 2013. The Company is a leading, rapidly growing synthetic biology company that has developed a disruptive DNA synthesis platform to industrialize the engineering of biology. The Company’s fiscal year ends on September 30.
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
The Company has recognized annual losses from operations since inception and has an accumulated deficit of $1,273.5 million as of December 31, 2024. The Company incurred net losses of $31.6 million and $43.0 million for the three months ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the Company had cash and cash equivalents of $221.4 million and short-term investments of $49.4 million. The Company expects that its current cash, cash equivalents, and short-term investments will be sufficient to fund its operations for a period of at least one year from the date the condensed consolidated financial statements are issued.

2. Summary of significant accounting policies
Basis of presentation
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2024 (the Annual Report on Form 10-K) filed with the Securities and Exchange Commission on November 18, 2024. The condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements. The condensed consolidated balance sheet at September 30, 2024 is derived from audited consolidated financial statements but does not include all disclosures required by GAAP. The operating results for the three months ended December 31, 2024 are not necessarily indicative of the results expected for the full year ending September 30, 2025 or any interim period.
Use of estimates
The presentation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Principles of Consolidation
The Company’s unaudited condensed consolidated financial statements include its wholly owned subsidiaries. All intercompany balances and accounts are eliminated in consolidation.
Cash and cash equivalents and restricted cash

The following table provides a reconciliation of the Company’s cash and cash equivalents and non-current portion of restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash shown in the Company’s condensed consolidated statements of cash flows:

(in thousands)	December 31, 2024	September 30, 2024
Cash and cash equivalents	$221,403	$226,316
Restricted cash, non-current	2,656	2,816
Total cash, cash equivalents and restricted cash	$224,059	$229,132
Significant accounting policies
There have been no material changes in the accounting policies from those disclosed in the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K other than disclosed below.
Liability related to the sale of future revenue

The Company accounts for the proceeds received from the monetization of future milestone and royalty payments from its contracts with certain customers as a debt instrument, which is amortized using the effective interest rate method over the estimated term of the arrangement. The Company recognizes interest expense thereon using the effective rate, which is based on its current estimates of future milestone and royalty payments under its customer contracts to be paid to the counterparty over the term of the arrangement. The Company periodically assesses these future estimated payments to impute interest on the carrying value of the liability. To the extent its estimates of future payments to the counterparty are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, the Company will account for any such changes by adjusting the effective interest rate on a prospective basis, with a corresponding impact to the liability. The assumptions used in determining the expected repayment term of the liability also requires that the Company makes estimates that could impact the classification of the liability, interest recorded on such liability, as well as the period over which such interest will be incurred. For further discussion, please see Note 5, Liability related to the sale of future revenue liability.

Recent accounting pronouncements
New accounting guidance issued but not yet effective
In December 2023, the FASB issued ASU No. 2023-09 "Income Taxes (Topic 740)". The amendments in this ASU require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. The amendments in this update are effective for annual periods beginning after December 15, 2024. The standard is not expected to have a material impact to the Company's consolidated financial statements.
In November 2023, the FASB issued ASU No. 2023-07 "Segment Reporting (Topic 280)". The amendments in this ASU improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted, and should be applied retrospectively. The standard is not expected to have a material impact to the Company's consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, which will require additional expense disclosures for all public entities. The amendments require that at each interim and annual reporting period, an entity will disclose certain disaggregated expenses included in each relevant expense caption, as well as the total amount of selling expenses and, in annual periods, an entity’s definition of selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the incremental disclosures that will be required in its financial statements.
The Company has evaluated other recently issued accounting pronouncements and has concluded that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption.

3. Revenue
The Company’s revenue is generated through the sale of synthetic biology tools, such as synthetic genes, oligo pools, NGS tools, DNA libraries and biopharma services for antibody discovery, optimization and development ("Biopharma").
Contract balances
The following table summarizes our contract balances:

(in thousands)	December 31, 2024	September 30, 2024
Contract assets(1)	$1,837	$2,031
Contract liabilities(2)	1,381	2,131
(1) Consists of unbilled amounts primarily related to Biopharma contracts which consists of research and development agreements with third parties.
(2) Consists of receipt of advance payment before our performance obligations related to Biopharma contracts are met.
For the three months ended December 31, 2024 and December 31, 2023, the Company recognized revenue of $1.7 million and $1.3 million, respectively, from the amount that was included in the contract liability balance at the beginning of each period.
In addition, for all periods presented, there was no revenue recognized in a reporting period from performance obligations satisfied in previous periods. The aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of December 31, 2024 was $8.1 million. The Company expects to recognize revenue over the next twelve months relating to performance obligations unsatisfied as of December 31, 2024.
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

	Three months ended December 31,
(in thousands)	2024	2023
Americas	$53,709	$43,959
EMEA	28,304	21,220
APAC	6,700	6,319
Total	$88,713	$71,498

The table below sets forth revenues by products.

	Three months ended December 31,
(in thousands)	2024	2023
Synthetic genes	$26,485	$19,726
Oligo pools	5,094	4,189
DNA libraries	2,794	2,939
Antibody discovery	5,698	5,226
NGS tools	48,642	39,418
Total	$88,713	$71,498

The table below sets forth revenues by industry.

	Three months ended December 31,
(in thousands)	2024	2023
Industrial chemicals/materials	$21,203	$16,277
Academic research	17,546	13,773
Healthcare	49,369	40,881
Food/agricultural	595	567
Total	$88,713	$71,498

4. Cash, cash equivalent and investments
The following table sets forth the cash and cash equivalents, and investments as of December 31, 2024:

(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash	$28,357	$—	$—	$28,357
Cash equivalents - money market funds	193,046	—	—	193,046
Total cash and cash equivalents	$221,403	$—	$—	$221,403
Short-term investments:
U.S. government treasury bills	$49,371	$53	$—	$49,424
Total short-term investments	$49,371	$53	$—	$49,424
Non-current assets - equity investment in privately held companies	$1,525	$—	$—	$1,525
Total cash, cash equivalents and investments	$272,299	$53	$—	$272,352

The following table sets forth the cash and cash equivalents, and investments as of September 30, 2024:

(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash	$26,458	$—	$—	$26,458
Cash equivalents - money market funds	199,858	—	—	199,858
Total cash and cash equivalents	$226,316	$—	$—	$226,316
Short-term investments:
U.S. government treasury bills	$49,964	$119	$—	$50,083
Total short-term investments	$49,964	$119	$—	$50,083
Non-current assets - equity investment in privately held companies	$1,525	$—	$—	$1,525
Total cash, cash equivalents and investments	$277,805	$119	$—	$277,924
During the three months ended December 31, 2024 and 2023, gross realized gains and losses related to our short-term investments were not material.

During the three months ended December 31, 2024 and 2023, the Company did not recognize any credit losses.

5. Fair value measurement
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
Assets measured at fair value on a recurring basis
As of December 31, 2024, financial assets measured and recognized at fair value are as follows:

(in thousands)	Level 1	Level 2	Level 3	Fair value
Assets
Money market funds	$193,046	$—	$—	$193,046
U.S. government treasury bills	49,424	—	—	49,424
Total financial assets	$242,470	$—	$—	$242,470

As of September 30, 2024, financial assets measured and recognized at fair value are as follows:

(in thousands)	Level 1	Level 2	Level 3	Fair value
Assets
Money market funds	$199,858	$—	$—	$199,858
U.S. government treasury bills	50,083	—	—	50,083
Total financial assets	$249,941	$—	$—	$249,941

Contractual maturities of short-term investments, as of December 31, 2024, were less than 12 months. Accrued interest receivable balances included in the prepaid expenses and other current assets within the condensed consolidated balance sheets were $1.4 million and $1.0 million as of December 31, 2024 and September 30, 2024, respectively.

As of December 31, 2024 and September 30, 2024, there were no financial liabilities measured and recognized at fair value.
There were no transfers between Level 1, Level 2 and Level 3 in the periods presented.

Assets and liabilities without readily determinable values measured on a non-recurring basis
The Company holds equity investment in a privately held company. The privately held company is a VIE, but the Company is not the primary beneficiary. The Company does not have the power to direct the activities that most significantly impact the economic performance of the investee. The Company’s maximum exposure to loss from this VIE consist of an equity investment of $1.5 million. Equity investments held by the Company lack readily determinable fair values and therefore the securities are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar equity securities of the same issuer. The Company reviews the carrying value of its equity investments for impairment whenever events or changes in business circumstances indicate the carrying amount of such asset may not be fully recoverable. Impairments, if any, are based on the excess of the carrying amount over the recoverable amount of the asset. The Company recorded $2.2 million of impairments during the three months ended September 30, 2024. There were no such impairments during the three months ended December 31, 2024 and December 31, 2023.
6. Balance sheet components
Allowance for credit losses

Allowance for credit losses were $0.7 million and $0.7 million as of December 31, 2024 and September 30, 2024, respectively.

Inventories

Inventories consist of the following:

(in thousands)	December 31, 2024	September 30, 2024
Raw materials	$16,031	$17,316
Work-in-process	2,637	2,146
Finished goods	4,850	4,616
	$23,518	$24,078
There is no consigned inventory balance as of December 31, 2024 and September 30, 2024.
Property and Equipment, net

Property and Equipment, net consists of the following:

(in thousands)	December 31, 2024	September 30, 2024
Laboratory equipment	$99,730	$99,528
Furniture, fixtures and other equipment	2,942	2,944
Vehicles	211	211
Computer equipment	3,278	3,249
Computer software	10,105	10,095
Leasehold improvements	57,460	57,448
Construction in progress	8,331	4,688
	$182,057	$178,163
Less: Accumulated depreciation and amortization	(81,388)	(75,643)
	$100,669	$102,520
Construction in progress mainly represents equipment costs, leasehold improvements costs and internal use software development costs. For the three months ended December 31, 2024 and December 31, 2023, the total depreciation and amortization expense was $6.1 million and $6.9 million, respectively.

Other current liabilities
Other current liabilities consist of the following:

(in thousands)	December 31, 2024	September 30, 2024
Income and other taxes payable	$3,267	$2,725
Contract liabilities	1,381	2,131
Other current liabilities	594	961
	$5,242	$5,817
7. Goodwill and intangible assets
The goodwill balance is presented below:

(in thousands)	December 31, 2024	September 30, 2024
Balance at beginning of period/year	$85,811	$85,811
Balance at end of period/year	$85,811	$85,811
The finite-lived intangible assets balances are presented below:

	December 31, 2024
(in thousands, except for years)	Weighted average Amortization period in years	Gross carrying amount	Accumulated amortization	Net book value
Developed Technology	17	$19,120	$(4,905)	$14,215
Customer Relationships	—	510	(510)	—
Total finite-lived intangible assets		$19,630	$(5,415)	$14,215

	September 30, 2024
(in thousands, except for years)	Weighted average Amortization period in years	Gross carrying amount	Impairment	Accumulated amortization	Net book value
Developed Technology	17	$50,020	$(25,198)	$(10,344)	$14,478
Customer Relationships	—	15,210	(10,541)	(4,669)	—
Tradenames & Trademarks	—	900	(125)	(775)	—
Total finite-lived intangible assets		$66,130	$(35,864)	$(15,788)	$14,478

Total amortization expense related to intangible assets was $0.3 million for the three months ended December 31, 2024 and $1.3 million for the three months ended December 31, 2023.

8. Leases
The Company leases certain of its facilities under non-cancellable operating leases expiring at various dates through 2044. The Company is also responsible for utilities, maintenance, insurance, and property taxes under these leases. The lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms, as well as payments for common-area-maintenance and administrative services. The Company often receives customary incentives from its landlords, such as reimbursements for tenant improvements and rent abatement periods, which effectively reduce the total lease payments owed for these leases. Leases are classified as operating or financing at commencement. The Company does not have any material financing leases.
Certain leases include options to renew or terminate at the Company’s discretion. The lease terms include periods covered by these options if it is reasonably certain the Company will renew or not terminate. The Company’s lease agreements do not contain any material residual value guarantees or restrictive covenants.
The following table presents the Company's right-of-use assets and lease liabilities related to the Company’s operating leases as of December 31, 2024:

(in thousands)	December 31, 2024
Assets:
Operating lease right-of-use asset	$56,475
Current liabilities:
Current portion of operating lease liabilities	$15,030
Noncurrent liabilities:
Operating lease liabilities, net of current portion	$67,586

Future minimum lease payments under all non-cancelable operating leases as of December 31, 2024 are as follows:

(in thousands)	Operating leases
Years ending September 30:
Remainder of 2025	$11,156
2026	13,885
2027	8,371
2028	8,471
2029	6,609
Thereafter	81,405
Total minimum lease payments	$129,897
Less: imputed interest	(47,281)
Total operating lease liabilities	$82,616
Less: current portion	(15,030)
Operating lease liabilities, net of current portion	$67,586

The components of lease expense and supplemental information were as follows:

	Three months ended December 31,
(in thousands except years and percentage)	2024	2023
Operating lease costs	$3,738	$4,010
Variable lease costs	1,920	1,538
Weighted-average remaining lease term (in years) - operating leases	15.2 years	15.3 years
Weighted-average discount rate - operating leases	6.5%	6.5%
Supplemental cash flow information related to leases are as follows:

	Three months ended December 31,
(in thousands)	2024	2023
Cash payments included in the measurement of operating lease liabilities	$3,700	$3,700

9. Commitments and contingencies
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

10. Related party transactions
During the three months ended December 31, 2024 and 2023, the Company had revenues from related parties in the amount of $4.0 million and $2.3 million, respectively. During the three months ended December 31, 2024, the purchases of raw materials from related parties were immaterial. During the three months ended December 31, 2023, the Company purchased raw materials from related parties in the amount of $1.3 million. As of December 31, 2024 and September 30, 2024, receivable balances with related parties were $0.7 million and $0.5 million, respectively. As of December 31, 2024 and September 30, 2024, payable balances with related parties were immaterial.

11. Income taxes
In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that quarter. For the three months ended December 31, 2024 and 2023, the Company recorded provisions for income taxes of $0.1 million and $0.1 million, respectively.

12. Common stock
As of December 31, 2024, the Company had reserved sufficient shares of common stock, with a par value of $0.00001 per share, for issuance upon exercise of outstanding stock options. Each share of common stock is entitled to one vote. The holders of shares of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors.

13. Stock-based compensation
Stock-based compensation expense
The Company recorded stock-based compensation expense in the condensed consolidated statement of operations and comprehensive loss for the periods presented as follows (in thousands):

	Three months ended December 31,
(in thousands)	2024	2023
Cost of revenues	$1,206	$924
Research and development	2,739	2,838
Selling, general and administrative	8,046	7,258
Total stock-based compensation expense	$11,991	$11,020

An immaterial amount of stock-based compensation expense was capitalized to property and equipment related to capitalized software development costs for the three months ended December 31, 2024 and 2023.

Restricted stock units

A summary of the Company’s restricted stock unit activity excluding the performance-based restricted stock units during the three months ended December 31, 2024 was as follows:

(in thousands, except per share data)	Shares	Weighted average grant date fair value per share
Nonvested shares at September 30, 2024	1,964	$32.13
Granted	1,016	47.34
Vested/Issued	(224)	39.03
Forfeited	(132)	31.82
Nonvested shares at December 31, 2024	2,624	$37.44

As of December 31, 2024, there was $91.7 million of total unrecognized compensation cost related to these awards that is expected to be recognized over a weighted average period of 3.1 years. The total grant date fair value of the restricted stock units excluding performance-based restricted units awarded during the three months ended December 31, 2024 was $48.1 million.
Performance stock units
During the three months ended December 31, 2024, the Company granted additional performance-based restricted stock units to executives and employees that will vest upon achievement of multiple year revenue, gross profit, and profitability metrics as determined by the board of directors. Stock compensation expense for these awards is recorded over the vesting period based on the grant date fair value of the awards and probability of the achievement of specified performance targets. The grant date fair value is equal to the closing share price of the Company’s common stock on the date of grant. These awards will vest from a minimum of 10 months to a maximum of 34 months service period following the grant date, provided that the recipient is a Company employee at the time of vesting and the performance targets applicable to each award are achieved. The percentage of these awards that vest will depend on the achievement of specified performance targets at the end of the performance period and can range from 0% to 140% of the number of units granted.

A summary of the Company’s performance-based restricted stock units during the three months ended December 31, 2024 was as follows:

(in thousands, except per share data)	Shares	Weighted average grant date fair value per share
Nonvested shares at September 30, 2024	1,167	$27.01
Granted	1,298	47.85
Vested/Issued	(312)	44.89
Forfeited	(90)	20.83
Nonvested shares at December 31, 2024	2,063	$37.69

As of December 31, 2024, the unrecognized compensation costs related to these awards was $66.4 million based on the maximum achievement of the performance targets. The Company expects to recognize those costs over a weighted average period of 2.0 years. The total grant date fair value of performance-based restricted stock units awarded during the three months ended December 31, 2024 was $62.1 million.

Stock options
A summary of the Company’s stock option activity excluding the performance-based stock options during the three months ended December 31, 2024 was as follows:

(in thousands, except per share data)	Shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at September 30, 2024	1,619	$24.51	4.27	$36,798
Forfeited	(2)	41.64	—	—
Exercised	(169)	17.41	—	4,881
Outstanding at December 31, 2024	1,447	$25.31	4.09	$33,816
Vested and exercisable at December 31, 2024	1,445	$25.19	4.09	$33,816
As of December 31, 2024, the unrecognized compensation costs related to these awards was $0.1 million. The Company expects to recognize those costs over a weighted average period of 0.8 years.
Performance stock options
A summary of the Company’s performance-based stock option activity during the three months ended December 31, 2024 was as follows:

(in thousands, except per share data)	Shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at September 30, 2024	273	$59.83	6.39	$1,042
Outstanding at December 31, 2024	273	$59.83	6.13	$1,139
Vested and exercisable at December 31, 2024	243	$63.36	5.99	$683

As of December 31, 2024, the unrecognized compensation costs related to these awards was $0.1 million. The Company expects to recognize those costs over a weighted average period of 0.3 years. As of December 31, 2024, the Company determined that 30,000 shares of common stock are expected to vest based on the probability of the performance condition that will be achieved under this equity award program.

2018 Employee Stock Purchase Plan
The number of shares of the Company's common stock reserved for issuance under the 2018 Employee Stock Purchase Plan ("ESPP") at December 31, 2024 was as follows:

(In thousands)	Shares available
Outstanding at September 30, 2024	611
Additional shares authorized	249
Shares issued during the period	—
Outstanding at December 31, 2024	860

During the three months ended December 31, 2024, ESPP expenses of $0.5 million was recognized. During the three months ended December 31, 2023, activity under the 2018 ESPP was immaterial.

14. Net loss per share
The following table sets forth the computation of the Company’s basic and diluted net loss per share:

	Three months ended December 31,
(in thousands, except per share data)	2024	2023
Numerator:
Net loss	$(31,594)	$(43,008)
Denominator:
Weighted average shares used in computing net loss per share, basic and diluted	59,162	57,497
Net loss per share, basic and diluted	$(0.53)	$(0.75)

The potentially dilutive common shares that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive for the periods presented are as follows:

	Three months ended
	December 31,
(in thousands)	2024	2023
Shares subject to options (including performance options) to purchase common stock	1,719	2,253
Unvested restricted stock units and performance stock units	4,686	3,824
Shares subject to employee stock purchase plan	68	124
Total	6,474	6,201

15. Liability related to the sales of future revenue
On October 21, 2024, the Company executed the Royalty Purchase Agreement with XOMA (US) LLC ("XOMA Royalty"). Under the Royalty Purchase Agreement, XOMA Royalty provided Twist Bioscience an upfront payment of $15.0 million in cash in exchange for the right to receive half of the future potential milestone and royalty payments resulting from certain antibody discovery and biopharma services agreements between the Company and its customers ("underlying customer agreements"). The terms of the underlying customer agreements provide for milestone and royalty payments to the Company contingent upon the Company's customers achieving certain clinical, regulatory, development and commercial milestones. Under the terms of the underlying customer agreements, the Company has significant continuing involvement as the Company has ongoing obligations such as services to support the generation of these milestone and royalty payments. As such, the Company applied the guidance under ASC 470, Debt, and recorded the upfront payment of $15.0 million as a liability related to the sale of future revenue, which will be amortized using the effective interest method over the estimated term of the Royalty Purchase agreement.
As milestone and royalty payments are remitted to XOMA Royalty, the balance of the liability related to the sale of future revenue will be effectively repaid over the term of the Royalty Purchase Agreement. In addition, in accordance with ASC 470, Debt, the Company will account for any milestone and royalty payments received in the future as revenue.
The estimate of the effective interest rate contains significant assumptions regarding the timing and amount of expected milestone and royalty payments, which are considered Level 3 fair value inputs, and impact the interest expense that will be recognized over the term of the Royalty Purchase Agreement. As of December 31, 2024, the Company's estimate of aggregate future milestone and royalty payments expected to be paid to XOMA Royalty over the term of the Royalty Purchase Agreement did not exceed $15.0 million, therefore, no imputed interest expense has been recorded during the three months ended December 31, 2024.

* * * * *

Item 2. Management’s discussion and analysis of financial condition and results of operations
You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those discussed in the section entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. In preparing this MD&A, we presume that readers have access to and have read the MD&A in our Annual Report on Form 10-K, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K.
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
Since our inception, we have incurred net losses each year. Our net losses for the three months ended December 31, 2024 was $31.6 million compared to $43.0 million for the three months ended December 31, 2023. As of December 31, 2024 we have accumulated net deficit of $1,273.5 million and cash, cash equivalents and short-term investments of $270.8 million. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the success of our existing products and the development and commercialization of additional products in the synthetic biology, biologic drug and data storage industries as well as leveraging our investment in our manufacturing facility in Wilsonville, Oregon.
Financial highlights from three months ended December 31, 2024 compared to the three months ended December 31, 2023 include the following:
•Revenue growth of 24% to $88.7 million from $71.5 million, primarily due to order growth in NGS tools and synthetic genes;
•Gross margin increased to 48.3% from 40.5% mainly due to increase in revenue and the fixed costs being spread over a larger revenue base;
•Loss from operations decreased to $31.6 million from $43.0 million primarily due to increases in revenue and gross profit;

•The net loss per share, basic and diluted, has decreased to $0.53, a significant improvement from the previous net loss per share of $0.75;
•Net cash used in operating activities decreased to $21.4 million from $23.0 million.
Results of operations
Comparison of the three months ended December 31, 2024 and 2023
Revenues

	Three months ended December 31,
(in thousands, except percentages)	2024	2023	Change	%
Revenues	$88,713	$71,498	$17,215	24%
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

	Three months ended December 31,
(in thousands, except percentages)	2024	%	2023	%
Americas	$53,709	61%	$43,959	61%
EMEA	28,304	32%	21,220	30%
APAC	6,700	8%	6,319	9%
Total revenues	$88,713	100%	$71,498	100%

Revenues by product
The table below summarized revenues by product:

	Three months ended December 31,
(in thousands, except percentages)	2024	%	2023	%
Synthetic genes	$26,485	30%	$19,726	28%
Oligo pools	5,094	6%	4,189	6%
DNA libraries	2,794	3%	2,939	4%
Antibody discovery	5,698	6%	5,226	7%
NGS tools	48,642	55%	39,418	55%
Total revenues	$88,713	100%	$71,498	100%

Revenues by industry
The table below summarized revenues by industry:

	Three months ended December 31,
(in thousands, except percentages)	2024	%	2023	%
Industrial chemicals/materials	$21,203	24%	$16,277	23%
Academic research	17,546	20%	13,773	19%
Healthcare	49,369	56%	40,881	57%
Food/agriculture	595	1%	567	1%
Total revenues	$88,713	100%	$71,498	100%

Product shipments including synthetic genes
The table below summarized product shipments including synthetic genes:

	Three months ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
(in thousands)	2024	2024	2024	2024	2023	2023	2023	2023
Number of genes shipped	205	196	212	193	171	177	171	152

The number of customers who purchased products from us were approximately 2,376 and 2,140 customers for the three months ended December 31, 2024 and 2023, respectively.
Revenues increased 24% to $88.7 million for the three months ended December 31, 2024, as compared to $71.5 million for the three months ended December 31, 2023. The increase in revenue primarily reflects growth in NGS tools revenue of $9.2 million and growth in synthetic genes revenue of $6.8 million, including the Express Genes offering, which is primarily attributable to increase in revenues from our customers in the healthcare, industrial chemicals/materials and academic research industries and an increase in the number of customers. The number of our genes shipped in the three months ended December 31, 2024 increased to approximately 205,000 genes compared to approximately 171,000 genes in the three months ended December 31, 2023, an increase of 20%.
Cost of revenues

	Three months ended December 31,
(in thousands, except percentages)	2024	2023	Change	%
Cost of revenues	$45,873	$42,536	$3,337	8%
Gross profit	$42,840	$28,962	$13,878	48%
Gross margin	48.3%	40.5%	7.8%

Cost of revenues increased 8% to $45.9 million for the three months ended December 31, 2024, as compared to $42.5 million for the three months ended December 31, 2023. The increase is primarily attributable to an increase in material costs of $4.6 million due to higher sales volume which was offset by a decrease in depreciation and amortization expense of $1.3 million due to impairment of long-lived assets in fiscal year 2024. Gross margin increased 778 basis points to 48.3% for the three months ended December 31, 2024 as compared to 40.5% for the three months ended December 31, 2023 mainly due to increase in revenue and the fixed costs being spread over a larger revenue base.

Research and development expenses

	Three months ended December 31,
(in thousands, except percentages)	2024	2023	Change	%
Research and development	$21,307	$23,099	$(1,792)	(8)%

Research and development expenses decreased 8% to $21.3 million for the three months ended December 31, 2024, as compared to $23.1 million for the three months ended December 31, 2023. The decrease is primarily due to a decrease in outside service costs of $0.9 million, lab supplies costs of $0.3 million, depreciation and amortization expenses of $0.4 million and personnel costs of $0.2 million.
Selling, general and administrative

	Three months ended December 31,
(in thousands, except percentages)	2024	2023	Change	%
Selling, general and administrative	$56,177	$52,840	$3,337	6%

Total selling, general and administrative expenses increased 6% to $56.2 million for the three months ended December 31, 2024, as compared to $52.8 million for the three months ended December 31, 2023. The increase is primarily due to an increase in personnel costs of $1.4 million, including stock-based compensation expense of $0.8 million and an increase in third party spending of $1.9M related to outside services, marketing costs and other expenses.

Interest and other income (expense), net

	Three months ended December 31,
(in thousands, except percentages)	2024	2023	Change	%
Interest income	$3,240	$4,120	$(880)	(21)%
Interest expense	(24)	—	(24)	100%
Other expense	(69)	(31)	(38)	123%
Total interest and other income (expense), net	$3,147	$4,089	$(942)	(23)%

Interest income decreased 21% to $3.2 million for the three months ended December 31, 2024, as compared to $4.1 million for the three months ended December 31, 2023, due to lower cash equivalents and short-term investments balance.
Income tax expense

	Three months ended December 31,
(in thousands, except percentages)	2024	2023	Change	%
Income tax expense	$(97)	$(120)	$23	(19)%

We recorded an income tax provision of $0.1 million and $0.1 million for the three months ended December 31, 2024 and December 31, 2023, respectively.

Liquidity and capital resources
Sources of liquidity
To date, we have financed our operations principally through public equity raises, private placements of our convertible preferred stock, borrowings from credit facilities and revenue from our commercial operations. At December 31, 2024, we had a balance of $221.4 million of cash and cash equivalents and $49.4 million in short-term investments.
During the three months ended December 31, 2024, we received an upfront payment of $15.0 million from XOMA (US) LLC ("XOMA") in cash in exchange for XOMA's right to receive half of the future potential milestone and royalty payments resulting from existing antibody discovery and biopharma services collaborations with Company’s partners. We accounted for the transaction as liability for the sale of future revenue under the accounting guidance for sale of future revenues (see note 15 of the condensed consolidated financial statements included elsewhere in this Form 10-Q).
Operating capital requirements

Our primary uses of capital are, and we expect will continue to be for the near future, compensation and related expenses, manufacturing costs, laboratory and related supplies, legal and other regulatory expenses and general overhead costs and capital expenditures. We had $5.9 million in commitments for capital expenditures as of December 31, 2024.

Cash flows
The following table summarizes our sources and uses of cash and cash equivalents:

	Three months ended December 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(21,428)	$(22,973)
Net cash provided by (used in) investing activities	(1,536)	4,165
Net cash provided by financing activities	17,944	(1,473)

Operating activities
Net cash used in operating activities was $21.4 million during the three months ended December 31, 2024 primarily due to a net loss of $31.6 million adjusted for non-cash items including depreciation and amortization expense of $6.4 million, stock-based compensation expense of $12.0 million and a net cash outflow from operating assets and liabilities of $8.2 million. The net cash outflow from operating assets and liabilities was mainly due to an increase in accounts receivable of $4.5 million due to timing of collections, a decrease in accrued compensation of $11.9 million offset by increases in accrued expenses of $3.1 million and accounts payable of $5.7 million. The changes in accrued compensation, accrued expenses, and accounts payable are due to timing of payments to vendors and employees.
Net cash used in operating activities was $23.0 million in the three months ended December 31, 2023 primarily due a net loss of $43.0 million adjusted for non-cash items including depreciation and amortization expenses of $8.2 million and stock-based compensation expense of $11.0 million and a net cash inflow from operating assets and liabilities of $0.5 million. The net cash inflow from operating assets and liabilities was mainly due to decreases in accounts receivable of $8.1 million, inventories of $1.2 million, and other non-current assets of $0.3 million and an increase in accrued expenses of $2.9 million, offset by an increase in prepaid expenses and other current assets of $1.1 million and decreases in accounts payable of $4.2 million, accrued compensation of $5.1 million and other liabilities of $1.5 million.
Investing activities
Net cash used in investing activities was $1.5 million during the three months ended December 31, 2024, which consisted of the purchases of laboratory property, equipment and computers of $2.3 million offset by the proceeds from the net impact of purchases and maturity of investments of $0.7 million.
In the three months ended December 31, 2023, our investing activities provided net cash of $4.2 million, which was comprised of the proceeds from the net impact of purchases and maturity of investments of $5.7 million, offset by the purchases of laboratory property, equipment and computers of $1.5 million.
Financing activities
Net cash provided by financing activities was $17.9 million in the three months ended December 31, 2024, which consisted of $15.0 million from sale of future revenue and $3.0 million from the exercise of stock options.
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

Critical accounting policies and significant management estimates
The preparation of our Condensed Consolidated Financial Statements in accordance with generally accepted accounting principles in the United States of America requires management to make estimates and judgments that affect the reported amounts in the financial statements and related disclosures. On an ongoing basis, we evaluate our significant accounting policies and estimates. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates are assessed each period and updated to reflect current information. Actual results may differ significantly from these estimates. A summary of our critical accounting policies and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K. There were no changes to our critical accounting policies and estimates during the three months ended December 31, 2024.

Recent issued accounting pronouncements
For a description of accounting changes and recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our condensed consolidated financial statements, see Note 2, “Summary of significant accounting policies” in Item 1 of Part I of this Form 10-Q.

Item 3. Quantitative and qualitative disclosures about market risk
Information about our market risk is presented in Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K. Our exposure to market risk has not changed materially since September 30, 2024.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024, which is the end of the period covered by this Quarterly Report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures were effective as of December 31, 2024.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. Other information

Item 1. Legal proceedings
For a description of material pending legal proceedings, see Note 6 “Commitments and Contingencies - Legal Matters” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, we are subject to various legal proceedings and claims arising in the ordinary course of business. Although occasional adverse decisions or settlements may occur, management believes that the final disposition of such matters will not have a material adverse effect on our business, financial position, results of operations or cash flows.

Item 1A. Risk factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our Annual Report on Form 10-K filed with the SEC on November 18, 2024, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K. We may disclose changes to risk factors or additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered sales of equity securities and use of proceeds
Sales of unregistered securities
None.

Item 3. Defaults upon senior securities
None.

Item 4. Mine safety disclosures
Not applicable.

Item 5. Other information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (both as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description	Filed / Furnished / Incorporated from Form	Incorporated by Reference from Exhibit Number
10.1	Consulting Agreement dated October 8, 2024 by and between Twist Bioscience Corporation and James Thorburn.	10-K	10.13

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by Chief Executive Officer.	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by Chief Financial Officer.	Filed herewith

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.	Furnished herewith

32.2†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.	Furnished herewith

101
The following materials from Twist Bioscience Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.
Filed herewith

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, formatted in Inline XBRL (included in Exhibit 101).	Filed herewith

†	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Twist Bioscience Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, regardless of any general incorporation language contained in any filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 3, 2025	Twist Bioscience Corporation

	By:	/s/ Adam Laponis
Adam Laponis
Chief Financial Officer
(Authorized officer)