Form 10-Q
period 2025-03-31
Twist Bioscience Corp
filed 2025-05-05
CIK 1581280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025
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

The number of shares of the Registrant’s common stock outstanding as of May 1, 2025, was 59,916,141.

TWIST BIOSCIENCE CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2025

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (“Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements relate to, among other matters, future growth, expansion and other expectations regarding future operations plans and financial performance. Forward-looking statements are also identified by the words “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” and variations of such words and similar expressions. You should not rely upon forward-looking statements as predictions of future events. Such statements are based on management’s expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results, events or circumstances to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include:
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
•our ability to develop and commercialize additional products in the synthetic biology and biologic drug industries;

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
•uncertainty as to economic and market conditions and the impact of adverse economic conditions; and
•other risk factors included under the section titled “Risk factors” contained in Item 1A of our Annual Report on Form 10-K filed with the SEC on November 18, 2024 (the "Annual Report on Form 10-K"), and Item 1A of Part II of this Form 10-Q.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Twist Bioscience Corporation
Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except per share data)	March 31, 2025	September 30, 2024
Assets
Current assets:
Cash and cash equivalents	$210,437	$226,316
Short-term investments	46,710	50,083
Accounts receivable, net	49,949	34,903
Inventories	20,860	24,078
Prepaid expenses and other current assets	10,486	11,396
Total current assets	$338,442	$346,776
Property and equipment, net	97,143	102,520
Operating lease right-of-use assets	54,065	58,829
Goodwill	85,811	85,811
Intangible assets, net	13,951	14,478
Restricted cash, non-current	2,510	2,816
Other non-current assets	3,693	3,093
Total assets	$595,615	$614,323
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,063	$1,630
Accrued expenses	19,570	15,104
Accrued compensation	24,920	33,650
Current portion of operating lease liability	15,218	14,805
Other current liabilities	7,205	5,817
Total current liabilities	$74,976	$71,006
Operating lease liability, net of current portion	65,080	70,221
Liability related to the sale of future revenue	15,000	—
Other non-current liabilities	451	407
Total liabilities	$155,507	$141,634
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.00001 par value —200,000 and 100,000 shares authorized at March 31, 2025 and September 30, 2024, respectively; 59,857 and 58,877 shares issued and outstanding at March 31, 2025 and September 30, 2024, respectively	$—	$—
Additional paid-in capital	1,753,600	1,715,119
Accumulated other comprehensive income/(loss)	(662)	(522)
Accumulated deficit	(1,312,830)	(1,241,908)
Total stockholders’ equity	$440,108	$472,689
Total liabilities and stockholders’ equity	$595,615	$614,323

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands, except per share data)	2025	2024	2025	2024
Revenues [1]	$92,793	$75,302	$181,506	$146,800
Operating expenses:
Cost of revenues	$46,765	$44,420	$92,638	$86,955
Research and development	23,917	24,149	45,224	47,249
Selling, general and administrative	63,671	55,622	119,849	108,462
Total operating expenses	$134,353	$124,191	$257,711	$242,666
Loss from operations	$(41,560)	$(48,889)	$(76,205)	$(95,866)
Interest income	$2,801	$3,941	6,041	8,061
Interest expense	(143)	—	(166)	—
Other income (expense), net	(251)	(199)	(321)	(230)
Loss before income taxes	$(39,153)	$(45,147)	$(70,651)	$(88,035)
Income tax expense	(175)	(345)	(271)	(465)
Net loss	$(39,328)	$(45,492)	$(70,922)	$(88,500)
Other comprehensive loss:
Change in unrealized gain (loss) on investments	$30	$(57)	$97	$77
Foreign currency translation adjustment	(25)	(38)	43	19
Comprehensive loss	$(39,323)	$(45,587)	$(70,782)	$(88,404)
Net loss per share, basic and diluted	$(0.66)	$(0.79)	$(1.19)	$(1.54)
Weighted average shares used in computing net loss per share, basic and diluted	59,649	57,779	59,403	57,637

[1] During the three and six months ended March 31, 2025, the Company had revenues from related parties in the amount of $2.8 million and $6.8 million, respectively. During the three and six months ended March 31, 2024, the Company had revenues from related parties in the amount of $3.2 million and $5.6 million, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

	Three Months Ended March 31, 2025
	Common stock		Additional paid-in capital	Accumulated Other comprehensive loss	Accumulated deficit	Total stockholders' equity
(In thousands)	Shares	Amount
Balances as of December 31, 2024	59,582	$—	$1,730,092	$(649)	$(1,273,502)	$455,941
Restricted common stock canceled	(137)	$—	$—	$—	$—	$—
Vesting of restricted stock units	275	—	—	—	—	—
Exercise of stock options	72	—	771	—	—	771
Issuance of shares under the employee stock purchase plan	65	—	2,429	—	—	2,429
Repurchases of common stock for income tax withholding	—	—	(4)	—	—	(4)
Stock-based compensation	—	—	20,312	—	—	20,312
Other comprehensive loss	—	—	—	(13)	—	(13)
Net loss	—	—	—	—	(39,328)	(39,328)
Balances as of March 31, 2025	59,857	$—	$1,753,600	$(662)	$(1,312,830)	$440,108

	Three Months Ended March 31, 2024
	Common stock		Additional paid-in capital	Accumulated Other comprehensive income	Accumulated deficit	Total stockholders' equity
(In thousands)	Shares	Amount
Balances as of December 31, 2023	57,779	$—	$1,666,797	$(565)	$(1,076,190)	$590,042
Vesting of restricted stock units	229	$—	$—	$—	$—	$—
Exercise of stock options	69	—	1,317	—	—	1,317
Issuance of shares under the employee stock purchase plan	124	—	2,047	—	—	2,047
Repurchases of common stock for income tax withholding	(39)	—	(1,535)	—	—	(1,535)
Stock-based compensation	—	—	13,847	—	—	13,847
Other comprehensive loss	—	—	—	(95)	—	(95)
Net loss	—	—	—	—	(45,492)	(45,492)
Balances as of March 31, 2024	58,162	$—	$1,682,473	$(660)	$(1,121,682)	$560,131

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Six Months Ended March 31, 2025
	Common stock		Additional paid-in capital	Accumulated Other comprehensive income	Accumulated deficit	Total stockholders' equity
(In thousands)	Shares	Amount
Balances as of September 30, 2024	58,877	$—	$1,715,119	$(522)	$(1,241,908)	$472,689
Restricted common stock canceled	(137)	$—	$—	$—	$—	$—
Vesting of restricted stock units	811	—	—	—	—	—
Exercise of stock options	241	—	3,722	—	—	3,722
Issuance of shares under the employee stock purchase plan	65	—	2,429	—	—	2,429
Repurchases of common stock for income tax withholding	—	—	(11)	—	—	(11)
Stock-based compensation	—	—	32,341	—	—	32,341
Other comprehensive loss	—	—	—	(140)	—	(140)
Net loss	—	—	—	—	(70,922)	(70,922)
Balances as of March 31, 2025	59,857	$—	$1,753,600	$(662)	$(1,312,830)	$440,108

	Six Months Ended March 31, 2024
	Common stock		Additional paid-in capital	Accumulated Other comprehensive income	Accumulated deficit	Total stockholders' equity
(In thousands)	Shares	Amount
Balances as of September 30, 2023	57,557	$—	$1,657,222	$(756)	$(1,033,034)	$623,432
Impact of ASU 2016-13 adoption	—	$—	$—	$—	$(148)	$(148)
Vesting of restricted stock units	489	—	—	—	—	—
Exercise of stock options	127	—	2,268	—	—	2,268
Issuance of shares under the employee stock purchase plan	124	—	2,047	—	—	2,047
Repurchases of common stock for income tax withholding	(135)	—	(3,960)	—	—	(3,960)
Stock-based compensation	—	—	24,896	—	—	24,896
Other comprehensive income	—	—	—	96	—	96
Net loss	—	—	—	—	(88,500)	(88,500)
Balances as of March 31, 2024	58,162	$—	$1,682,473	$(660)	$(1,121,682)	$560,131

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended March 31,
(in thousands)	2025	2024
Operating activities
Net loss	$(70,922)	$(88,500)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	12,784	16,475
Stock-based compensation	32,319	24,844
Other non-cash adjustments	811	796
Changes in assets and liabilities:
Accounts receivable, net	(15,259)	7,401
Inventories	3,217	1,687
Prepaid expenses and other current assets	884	(420)
Other non-current assets	(622)	309
Accounts payable	6,422	(5,725)
Accrued expenses	3,276	3,859
Accrued compensation	(8,658)	(539)
Other liabilities	1,334	(2,583)
Net cash used in operating activities	$(34,414)	$(42,396)
Investing activities
Purchases of property and equipment	$(6,412)	$(2,109)
Purchases of investments	(25,525)	(28,966)
Proceeds from maturity of investments	28,975	30,000
Net cash used in investing activities	$(2,962)	$(1,075)
Financing activities
Proceeds from exercise of stock options	$3,722	$2,268
Proceeds from the issuance of liability related to sale of future revenue	15,000	—
Proceeds from issuance of common stock under employee stock purchase plan	2,429	2,047
Repurchases of common stock for income tax withholding	(11)	(3,960)
Net cash provided by financing activities	$21,140	$355
Effect of exchange rates on cash, cash equivalents and restricted cash	$51	$51
Net decrease in cash, cash equivalents, and restricted cash	(16,185)	(43,065)
Cash, cash equivalents, and restricted cash at beginning of period	229,132	289,281
Cash, cash equivalents, and restricted cash at end of period	$212,947	$246,216
Supplemental disclosure of cash flow information
Income taxes paid, net of refunds	$16	$339
Non-cash investing and financing activities
Property and equipment additions included in accounts payable and accrued expenses	$1,329	$49
Property and equipment capitalized acquired through tenant improvement allowance	$—	$2,719

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
The core of the Company's platform is a proprietary technology that pioneers a new method of manufacturing synthetic DNA by “writing” DNA on a silicon chip. The Company has combined our silicon-based DNA writing technology with proprietary software, scalable commercial infrastructure and an e-commerce platform to create an integrated technology platform that enables us to achieve high levels of quality, precision, automation, and manufacturing throughput at a significantly lower cost than our competitors. The Company has applied its unique technology to manufacture a broad range of synthetic DNA-based products, including synthetic genes, tools for next generation sequencing, or NGS, sample preparation, and antibody libraries for drug discovery and development, all designed to enable its customers to conduct research more efficiently and effectively. The Company has leveraged the same technology to expand its footprint beyond DNA synthesis to manufacture synthetic RNA as well as antibody proteins to disrupt and innovate within larger market opportunities, in addition to discovery partnerships for biologic drugs.
The Company has recognized annual losses from operations since inception and has an accumulated deficit of $1,312.8 million as of March 31, 2025. The Company incurred net losses of $39.3 million and $45.5 million for the three months ended March 31, 2025 and 2024, respectively, and $70.9 million and $88.5 million for the six months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the Company had cash and cash equivalents of $210.4 million and short-term investments of $46.7 million. The Company expects that its current cash, cash equivalents, and short-term investments will be sufficient to fund its operations for a period of at least one year from the date the condensed consolidated financial statements are issued.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2024 (the Annual Report on Form 10-K) filed with the Securities and Exchange Commission on November 18, 2024. The condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements. The condensed consolidated balance sheet at September 30, 2024 is derived from audited consolidated financial statements but does not include all disclosures required by GAAP. The operating results for the three and six months ended March 31, 2025 are not necessarily indicative of the results expected for the full year ending September 30, 2025 or any interim period.
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

(in thousands)	March 31, 2025	September 30, 2024
Cash and cash equivalents	$210,437	$226,316
Restricted cash, non-current	2,510	2,816
Total cash, cash equivalents and restricted cash	$212,947	$229,132
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

Recent Accounting Pronouncements
New Accounting Pronouncements Not Yet Adopted
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
In November 2023, the FASB issued ASU No. 2023-07 "Segment Reporting (Topic 280)". The amendments in this ASU improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted, and should be applied retrospectively. The Company will adopt ASU 2023-07 for the year ending September 30, 2025. The standard is not expected to have a material impact to the Company's consolidated financial statements.
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

Contract Balances
The following table summarizes our contract balances:

(in thousands)	March 31, 2025	September 30, 2024
Contract assets(1)	$1,475	$2,031
Contract liabilities(2)	1,988	2,131
(1) Consists of unbilled amounts primarily related to Biopharma contracts which consists of research and development agreements with third parties.
(2) Consists of receipt of advance payment before our performance obligations related to Biopharma contracts are met.
For the three and six months ended March 31, 2025, the Company recognized revenue of $0.6 million and $1.4 million, respectively, from the amount that was included in the contract liability balance at the beginning of each period. For the three and six months ended March 31, 2024, the Company recognized revenue of $0.9 million and $2.2 million, respectively, from the amount that was included in the contract liability balance at the beginning of each period.
In addition, for all periods presented, there was no revenue recognized in a reporting period from performance obligations satisfied in previous periods. The aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of March 31, 2025 was $8.5 million. The Company expects to recognize revenue over the next twelve months relating to performance obligations unsatisfied as of March 31, 2025.
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

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2025	2024	2025	2024
Americas	$55,189	$45,873	$108,899	$89,832
EMEA	30,642	22,263	58,945	43,483
APAC	6,962	7,166	13,662	13,485
Total	$92,793	$75,302	$181,506	$146,800

The table below sets forth revenues by products.

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2025	2024	2025	2024
Synthetic genes	$28,222	$22,356	$54,708	$42,083
Oligo pools	4,711	3,940	9,804	8,129
DNA libraries	3,017	3,531	5,811	6,470
Antibody discovery	5,697	4,701	11,395	9,927
NGS tools	51,146	40,774	99,788	80,191
Total	$92,793	$75,302	$181,506	$146,800

The table below sets forth revenues by industry.

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2025	2024	2025	2024
Industrial chemicals/materials	$22,795	$20,264	$43,998	$36,542
Academic research	16,527	13,722	34,073	27,495
Healthcare	52,766	40,934	102,135	81,815
Food/agricultural	705	382	1,300	948
Total	$92,793	$75,302	$181,506	$146,800

4. Cash, Cash Equivalent and Investments
The following table sets forth the cash and cash equivalents, and investments as of March 31, 2025:

(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash	$42,043	$—	$—	$42,043
Cash equivalents - money market funds	168,394	—	—	168,394
Total cash and cash equivalents	$210,437	$—	$—	$210,437
Short-term investments:
U.S. government treasury bills	$46,687	$23	$—	$46,710
Total short-term investments	$46,687	$23	$—	$46,710
Non-current assets - equity investment in privately held companies	$1,525	$—	$—	$1,525
Total cash, cash equivalents and investments	$258,649	$23	$—	$258,672

The following table sets forth the cash and cash equivalents, and investments as of September 30, 2024:

(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash	$26,458	$—	$—	$26,458
Cash equivalents - money market funds	199,858	—	—	199,858
Total cash and cash equivalents	$226,316	$—	$—	$226,316
Short-term investments:
U.S. government treasury bills	$49,964	$119	$—	$50,083
Total short-term investments	$49,964	$119	$—	$50,083
Non-current assets - equity investment in privately held companies	$1,525	$—	$—	$1,525
Total cash, cash equivalents and investments	$277,805	$119	$—	$277,924
During the six months ended March 31, 2025 and 2024, gross realized gains and losses related to our short-term investments were not material.

During the six months ended March 31, 2025 and 2024, the Company did not recognize any credit losses.

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
Assets Measured at Fair Value on a Recurring Basis
As of March 31, 2025, financial assets measured and recognized at fair value are as follows:

(in thousands)	Level 1	Level 2	Level 3	Fair value
Assets
Money market funds	$168,394	$—	$—	$168,394
U.S. government treasury bills	46,710	—	—	46,710
Total financial assets	$215,104	$—	$—	$215,104

As of September 30, 2024, financial assets measured and recognized at fair value are as follows:

(in thousands)	Level 1	Level 2	Level 3	Fair value
Assets
Money market funds	$199,858	$—	$—	$199,858
U.S. government treasury bills	50,083	—	—	50,083
Total financial assets	$249,941	$—	$—	$249,941

Contractual maturities of short-term investments, as of March 31, 2025, were less than 12 months. Accrued interest receivable balances included in the prepaid expenses and other current assets within the condensed consolidated balance sheets were $1.2 million and $1.0 million as of March 31, 2025 and September 30, 2024, respectively.

As of March 31, 2025 and September 30, 2024, there were no financial liabilities measured and recognized at fair value.
There were no transfers between Level 1, Level 2 and Level 3 in the periods presented.

Assets and Liabilities Without Readily Determinable Values Measured on a Non-Recurring Basis
The Company holds an equity investment in a privately held company. The privately held company is a VIE, but the Company is not the primary beneficiary. The Company does not have the power to direct the activities that most significantly impact the economic performance of the investee. The Company’s maximum exposure to loss from this VIE consist of an equity investment of $1.5 million. Equity investments held by the Company lack readily determinable fair values and therefore the securities are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar equity securities of the same issuer. The Company reviews the carrying value of its equity investments for impairment whenever events or changes in business circumstances indicate the carrying amount of such asset may not be fully recoverable. Impairments, if any, are based on the excess of the carrying amount over the recoverable amount of the asset. There were no such impairments during the six months ended March 31, 2025 and March 31, 2024.
6. Balance Sheet Components
Allowance for Credit Losses

Allowance for credit losses related to accounts receivable were $0.7 million and $0.7 million as of March 31, 2025 and September 30, 2024, respectively.

Inventories

Inventories consist of the following:

(in thousands)	March 31, 2025	September 30, 2024
Raw materials	$14,294	$17,316
Work-in-process	1,546	2,146
Finished goods	5,020	4,616
	$20,860	$24,078
There is no consigned inventory balance as of March 31, 2025 and September 30, 2024.
Property and Equipment, net

Property and equipment, net consists of the following:

(in thousands)	March 31, 2025	September 30, 2024
Laboratory equipment	$101,067	$99,528
Furniture, fixtures and other equipment	2,941	2,944
Vehicles	211	211
Computer equipment	3,392	3,249
Computer software	10,270	10,095
Leasehold improvements	57,457	57,448
Construction in progress	9,299	4,688
	$184,637	$178,163
Less: Accumulated depreciation and amortization	(87,494)	(75,643)
	$97,143	$102,520
Construction in progress mainly represents equipment costs, leasehold improvements costs and internal use software development costs. For the three and six months ended March 31, 2025, the total depreciation and amortization expense was $6.4 million and $12.8 million, respectively. For the three and six months ended March 31, 2024, the total depreciation and amortization expense was $7.0 million and $13.9 million, respectively.

Other Current Liabilities
Other current liabilities consist of the following:

(in thousands)	March 31, 2025	September 30, 2024
Income and other taxes payable	$4,087	$2,725
Contract liabilities	2,663	2,131
Other current liabilities	455	961
	$7,205	$5,817
7. Goodwill and Intangible Assets
The goodwill balance is presented below:

(in thousands)	March 31, 2025	September 30, 2024
Balance at beginning of period/year	$85,811	$85,811
Balance at end of period/year	$85,811	$85,811
The finite-lived intangible assets balances are presented below:

	March 31, 2025
(in thousands, except for years)	Weighted average Amortization period in years	Gross carrying amount	Accumulated amortization	Net book value
Developed Technology	17	$19,120	$(5,169)	$13,951
Total finite-lived intangible assets		$19,120	$(5,169)	$13,951

	September 30, 2024
(in thousands, except for years)	Weighted average Amortization period in years	Gross carrying amount	Impairment	Accumulated amortization	Net book value
Developed Technology	17	$50,020	$(25,198)	$(10,344)	$14,478
Customer Relationships	—	15,210	(10,541)	(4,669)	—
Tradenames & Trademarks	—	900	(125)	(775)	—
Total finite-lived intangible assets		$66,130	$(35,864)	$(15,788)	$14,478

Total amortization expense related to intangible assets was $0.3 million for the three months ended March 31, 2025 and $1.3 million for the three months ended March 31, 2024. Total amortization expense related to intangible assets was $0.5 million for the six months ended March 31, 2025 and $2.6 million for the six months ended March 31, 2024.
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
The following table presents the Company's right-of-use assets and lease liabilities related to the Company’s operating leases as of March 31, 2025:

(in thousands)	March 31, 2025
Assets:
Operating lease right-of-use asset	$54,065
Current liabilities:
Current portion of operating lease liabilities	$15,218
Noncurrent liabilities:
Operating lease liabilities, net of current portion	$65,080

Future minimum lease payments under all non-cancelable operating leases as of March 31, 2025 are as follows:

(in thousands)	Operating leases
Years ending September 30:
Remainder of 2025	$7,495
2026	13,885
2027	8,371
2028	8,471
2029	6,609
Thereafter	81,405
Total minimum lease payments	$126,236
Less: imputed interest	(45,938)
Total operating lease liabilities	$80,298
Less: current portion	(15,218)
Operating lease liabilities, net of current portion	$65,080

The components of lease expense and supplemental information were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands except years and percentage)	2025	2024	2025	2024
Operating lease costs	$3,738	$3,943	$7,477	$7,945
Variable lease costs	1,888	2,280	3,808	3,820
Weighted-average remaining lease term (in years) - operating leases			14.7	15.3
Weighted-average discount rate - operating leases			6.3%	6.5%
Supplemental cash flow information related to leases are as follows:

	Six months ended March 31,
(in thousands)	2025	2024
Cash payments included in the measurement of operating lease liabilities	$7,319	$7,260
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

10. Related Party Transactions
During the three and six months ended March 31, 2025, the Company had revenues from related parties in the amount of $2.8 million and $6.8 million, respectively. During the three and six months ended March 31, 2024, the Company had revenues from related parties in the amount of $3.2 million and $5.6 million, respectively.

During the three and six months ended March 31, 2025, the purchases of raw materials from related parties were immaterial. During the three and six months ended March 31, 2024, the Company purchased raw materials from related parties in the amount of $1.5 million and $2.8 million, respectively.

As of March 31, 2025 and September 30, 2024, payable balances with related parties were immaterial. As of March 31, 2025 and September 30, 2024 receivable balances with related parties were $1.1 million and $0.5 million, respectively.

11. Income Taxes
In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that quarter. For the three and six months ended March 31, 2025, the Company recorded provisions for income taxes of $0.2 million and $0.3 million, respectively. For the three and six months ended March 31, 2024, the Company recorded provisions for income taxes of $0.3 million and $0.5 million, respectively.

12. Common Stock
As of March 31, 2025, the Company had reserved sufficient shares of common stock, with a par value of $0.00001 per share, for issuance upon exercise of outstanding stock options. Each share of common stock is entitled to one vote. The holders of shares of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors.

In February 2025, the Company amended its Amended and Restated Certificate of Incorporation to provide for an increase in its authorized share capital. The authorized common stock increased to 200.0 million shares at a par value of $0.00001 per share.

13. Stock-based Compensation
In February 2025, as approved at the Annual Shareholders meeting, the Company amended its 2018 Equity Incentive Plan (the “Plan”), to increase the authorized shares issuable under the Plan by 3.7 million shares and eliminate the “evergreen” provision which provides for an automatic annual increase in the number of shares reserved for issuance of future awards under the Plan.
Stock-based Compensation Expense

The Company recorded stock-based compensation expense in the condensed consolidated statement of operations and comprehensive loss for the periods presented as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2025	2024	2025	2024
Cost of revenues	$2,074	$1,049	$3,280	$1,973
Research and development	3,527	3,376	6,266	6,214
Selling, general and administrative	14,727	9,399	22,773	16,657
Total stock-based compensation expense	$20,328	$13,824	$32,319	$24,844

An immaterial amount of stock-based compensation expense was capitalized to property and equipment related to capitalized software development costs for the three and six months ended March 31, 2025 and 2024.

Restricted Stock Units

A summary of the Company’s restricted stock unit activity excluding the performance-based restricted stock units during the six months ended March 31, 2025 was as follows:

(in thousands, except per share data)	Shares	Weighted average grant date fair value per share
Nonvested shares at September 30, 2024	1,964	$32.13
Granted	1,120	47.36
Vested/Issued	(499)	39.03
Forfeited	(170)	33.25
Nonvested shares at March 31, 2025	2,415	$37.68

As of March 31, 2025, there was $85.3 million of total unrecognized compensation cost related to these awards that is expected to be recognized over a weighted average period of 3.0 years. The total grant date fair value of the restricted stock units excluding performance-based restricted units awarded during the six months ended March 31, 2025 was $53.0 million.
Performance-based Restricted Stock Units
During the six months ended March 31, 2025, the Company granted additional performance-based restricted stock units to executives and employees that will vest upon achievement of multiple year revenue, gross margin, and profitability metrics as determined by the board of directors. Stock compensation expense for these awards is recorded over the vesting period based on the grant date fair value of the awards and probability of the achievement of specified performance targets. The grant date fair value is equal to the closing share price of the Company’s common stock on the date of grant. These awards will vest from a minimum of 10 months to a maximum of 34 months service period following the grant date, provided that the recipient is a Company employee at the time of vesting and the performance targets applicable to each award are achieved. The percentage of these awards that vest will depend on the achievement of specified performance targets at the end of the performance period and can range from 0% to 140% of the number of units granted.

A summary of the Company’s performance-based restricted stock units activity during the six months ended March 31, 2025 was as follows:

(in thousands, except per share data)	Shares	Weighted average grant date fair value per share
Nonvested shares at September 30, 2024	1,167	$27.01
Granted	1,354	47.75
Vested/Issued	(311)	44.89
Forfeited	(111)	25.27
Nonvested shares at March 31, 2025	2,099	$37.83

As of March 31, 2025, the unrecognized compensation costs related to these awards was $58.3 million based on the maximum achievement of the performance targets. The Company expects to recognize those costs over a weighted average period of 1.9 years. The total grant date fair value of performance-based restricted stock units awarded during the six months ended March 31, 2025 was $64.7 million.

Stock Options
A summary of the Company’s stock options including the performance-based stock options during the six months ended March 31, 2025 was as follows:

(in thousands, except per share data)	Shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at September 30, 2024	1,892	$29.60	4.57	$37,840
Forfeited	(61)	67.88	—	—
Exercised	(238)	15.64	—	7,154
Outstanding at March 31, 2025	1,593	$30.23	4.19	$22,643
Vested and exercisable at March 31, 2025	1,562	$30.14	4.13	$22,404
As of March 31, 2025, the unrecognized compensation costs related to these awards was $0.1 million. The Company expects to recognize those costs over a weighted average period of 0.5 years.
2018 Employee Stock Purchase Plan
The number of shares of the Company's common stock reserved for issuance under the 2018 Employee Stock Purchase Plan ("ESPP") at March 31, 2025 was as follows:

(In thousands)	Shares available
Outstanding at September 30, 2024	611
Additional shares authorized	249
Shares issued during the period	(65)
Outstanding at March 31, 2025	795

During the three and six months ended March 31, 2025, ESPP expenses of $0.6 million and $1.1 million, respectively were recognized. During the three and six months ended March 31, 2024, ESPP expenses of $0.5 million and $0.8 million, respectively were recognized.

14. Net Loss Per Share
The following table sets forth the computation of the Company’s basic and diluted net loss per share:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per share data)	2025	2024	2025	2024
Numerator:
Net loss	$(39,328)	$(45,492)	$(70,922)	$(88,500)
Denominator:
Weighted average shares used in computing net loss per share, basic and diluted	59,649	57,779	59,403	57,637
Net loss per share, basic and diluted	$(0.66)	$(0.79)	$(1.19)	$(1.54)

The potentially dilutive common shares that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive for the periods presented are as follows:

	Three and Six Months Ended
	March 31,
(in thousands)	2025	2024
Shares subject to options (including performance options) to purchase common stock	1,593	2,162
Unvested restricted stock units and performance stock units	4,514	3,801
Shares subject to employee stock purchase plan	83	77
Total	6,190	6,040

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
The estimate of the effective interest rate contains significant assumptions regarding the timing and amount of expected milestone and royalty payments, which are considered Level 3 fair value inputs, and impact the interest expense that will be recognized over the term of the Royalty Purchase Agreement. As of March 31, 2025, the Company's estimate of aggregate future milestone and royalty payments expected to be paid to XOMA Royalty over the term of the Royalty Purchase Agreement did not exceed $15.0 million, therefore, no imputed interest expense has been recorded during the six months ended March 31, 2025.
16. Subsequent Event
On May 2, 2025, the Company executed the Contribution Agreement with Atlas Data Storage, Inc. ("Atlas") for the sale and transfer of its DNA digital data storage assets and liabilities, including the related intellectual property and the license of certain other intellectual property for a consideration of 73.0 million shares of Series Seed-1 Preferred Shares of Atlas, upfront cash consideration of $2.5 million, promissory notes of $2.0 million issued by Atlas, contingent manufacturing and commercial milestone payments of up to $75.0 million, and royalty payments based on a percentage of Atlas sales of the DNA data storage products. Simultaneously, Atlas issued $155.2 million in Series Seed Preferred Shares to third party investors including conversion of convertible promissory notes of $6.2 million.

As part of the transaction, the Company subleased specific office and lab space to Atlas in South San Francisco. The Company will also provide transitional support services to Atlas in the areas of accounting, payroll, and IT for a duration of two years in return for payment on a time and material basis.

* * * * *

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and related notes that are included elsewhere in this Form 10-Q and our Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those discussed in the section entitled “Risk Factors” and elsewhere in this Form 10-Q. In preparing this MD&A, we presume that readers have access to and have read the MD&A in our Annual Report on Form 10-K, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K.
Overview
We are a leading, rapidly growing synthetic biology company that has developed a disruptive DNA synthesis platform to industrialize the engineering of biology. The core of our platform is a proprietary technology that pioneers a new method of manufacturing synthetic DNA by “writing” DNA on a silicon chip. We have combined our silicon-based DNA writing technology with proprietary software, scalable commercial infrastructure and an e-commerce platform to create an integrated technology platform that enables us to achieve high levels of quality, precision, automation, and manufacturing throughput at a significantly lower cost than our competitors. We have applied our unique technology to manufacture a broad range of synthetic DNA-based products, including synthetic genes, tools for next generation sequencing, or NGS, sample preparation, and antibody libraries for drug discovery and development, all designed to enable our customers to conduct research more efficiently and effectively. Leveraging our same technology, we have expanded our footprint beyond DNA synthesis to manufacture synthetic RNA as well as antibody proteins to disrupt and innovate within larger market opportunities, in addition to discovery partnerships for biologic drugs.
We believe our products enable a broad range of applications that may ultimately improve health and the sustainability of the planet across multiple industries including healthcare, chemicals/materials, food/agriculture, and academic research. We sell our synthetic DNA and synthetic DNA-based products to a customer base of approximately 3,562 customers annually across a broad range of industries. In order to address this diverse customer base, we employ a multi-channel strategy comprised of a direct sales force targeting synthetic DNA customers, a direct sales force focusing on the NGS market and an e-commerce platform that serves both commercial channels. We employ business development and sales representatives for our biopharma solutions as well. Our easy-to-use e-commerce platform allows customers to design, validate and place on-demand orders of customized DNA online, and enables them to receive real-time customized quotes for their products and track their order status through the manufacturing and delivery process. This is a critical part of our strategy to address our large markets and diverse customer base, as well as drive commercial productivity, enhance the customer experience, and promote loyalty.
We currently generate revenue through our synthetic biology and NGS tools product lines as well as biopharma services for antibody discovery, optimization and development.
Since our inception, we have incurred net losses each year. Our net losses for the three months ended March 31, 2025 was $39.3 million compared to $45.5 million for the three months ended March 31, 2024. As of March 31, 2025, we have accumulated net deficit of $1,312.8 million and cash, cash equivalents and short-term investments of $257.1 million. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the success of our existing products and the development and commercialization of additional products in the synthetic biology and biologic drug industries as well as leveraging our investment in our manufacturing facility in Wilsonville, Oregon.
Financial highlights from three months ended March 31, 2025, compared to the three months ended March 31, 2024, include the following:
•Increase in revenues of 23% to $92.8 million from $75.3 million, primarily due to growth in NGS tools and synthetic genes revenues;
•Gross margin increased to 49.6% from 41.0% mainly due to increase in revenues and the fixed costs being spread over a larger revenue base;
•Loss from operations decreased to $41.6 million from $48.9 million primarily due to increases in revenues and gross profit;
•Net loss decreased to $39.3 million from $45.5 million and net loss per share, basic and diluted, decreased to $0.66, a significant improvement from the net loss per share of $0.79;

•Net cash used in operating activities decreased to $13.0 million from $19.4 million.
Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024
Revenues

	Three Months Ended March 31,
(in thousands, except percentages)	2025	2024	Change	%
Revenues	$92,793	$75,302	$17,491	23%
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

	Three Months Ended March 31,
(in thousands, except percentages)	2025	%	2024	%
Americas	$55,189	59%	$45,873	61%
EMEA	30,642	33%	22,263	30%
APAC	6,962	8%	7,166	9%
Total revenues	$92,793	100%	$75,302	100%

Revenues by Product
The table below summarized revenues by product:

	Three Months Ended March 31,
(in thousands, except percentages)	2025	%	2024	%
Synthetic genes	$28,222	31%	$22,356	29%
Oligo pools	4,711	5%	3,940	6%
DNA libraries	3,017	3%	3,531	5%
Antibody discovery	5,697	6%	4,701	6%
NGS tools	51,146	55%	40,774	54%
Total revenues	$92,793	100%	$75,302	100%

Revenues by Industry
The table below summarized revenues by industry:

	Three Months Ended March 31,
(in thousands, except percentages)	2025	%	2024	%
Industrial chemicals/materials	$22,795	24%	$20,264	27%
Academic research	16,527	18%	13,722	18%
Healthcare	52,766	57%	40,934	54%
Food/agriculture	705	1%	382	1%
Total revenues	$92,793	100%	$75,302	100%

Product Shipments Including Synthetic Genes
The table below summarized product shipments including synthetic genes:

	Three Months Ended March 31,
	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,
(in thousands)	2025	2024	2024	2024	2024	2023	2023	2023
Number of genes shipped	227	205	196	212	193	171	177	171

The number of customers who purchased products from us were approximately 2,431 and 2,253 customers for the three months ended March 31, 2025 and 2024, respectively.
Revenues increased 23% to $92.8 million for the three months ended March 31, 2025, as compared to $75.3 million for the three months ended March 31, 2024. The increase in revenues primarily reflects growth in NGS tools revenue of $10.4 million and growth in synthetic genes revenue of $5.9 million, which is primarily attributable to increase in revenues from our customers in the healthcare, industrial chemicals/materials and academic research industries and an increase in the number of customers. The number of our genes shipped in the three months ended March 31, 2025 increased to approximately 227,000 genes compared to approximately 193,000 genes in the three months ended March 31, 2024, an increase of 18%.
Cost of Revenues

	Three Months Ended March 31,
(in thousands, except percentages)	2025	2024	Change	%
Cost of revenues	$46,765	$44,420	$2,345	5%
Gross profit	$46,028	$30,882	$15,146	49%
Gross margin	49.6%	41.0%	8.6%

Cost of revenues increased 5% to $46.8 million for the three months ended March 31, 2025, as compared to $44.4 million for the three months ended March 31, 2024. The increase is primarily attributable to an increase in material costs of $3.0 million due to higher sales volume, increase in production overheads including facilities, IT services, and lab supplies of $0.6 million, and an increase in stock-based compensation of $1.0 million. The increase was partially offset by a decrease in depreciation and amortization expense of $1.4 million due to impairment of long-lived assets in fiscal year 2024 and a decrease in outside services of $0.9 million. Gross margin increased 859 basis points to 49.6% for the three months ended March 31, 2025 as compared to 41.0% for the three months ended March 31, 2024 mainly due to increase in revenues and the fixed costs being spread over a larger revenue base as well as the impact of continuous process improvement.

Research and Development Expenses

	Three Months Ended March 31,
(in thousands, except percentages)	2025	2024	Change	%
Research and development	$23,917	$24,149	$(232)	(1)%

Research and development expenses decreased 1% to $23.9 million for the three months ended March 31, 2025, as compared to $24.1 million for the three months ended March 31, 2024. The decrease is primarily due to a decrease in personnel costs of $0.7 million offset by increases in IT services costs of $0.2 million, stock compensation expenses of $0.2 million and lab supplies of $0.1 million.
Selling, General and Administrative Expenses

	Three Months Ended March 31,
(in thousands, except percentages)	2025	2024	Change	%
Selling, general and administrative	$63,671	$55,622	$8,049	14%

Total selling, general and administrative expenses increased 14% to $63.7 million for the three months ended March 31, 2025, as compared to $55.6 million for the three months ended March 31, 2024. The increase is primarily due to increases in stock-based compensation expense of $5.3 million, third party spending of $1.8 million, and personnel costs of $1.3 million. The increase was partially offset by decrease in marketing costs of $0.5 million.

Interest and Other Income (Expense), net

	Three Months Ended March 31,
(in thousands, except percentages)	2025	2024	Change	%
Interest income	$2,801	$3,941	$(1,140)	(29)%
Interest expense	(143)	—	(143)	N/A
Other expense	(251)	(199)	(52)	26%
Total interest and other income (expense), net	$2,407	$3,742	$(1,335)	(36)%

Interest income decreased 29% to $2.8 million for the three months ended March 31, 2025, as compared to $3.9 million for the three months ended March 31, 2024, due to lower cash equivalents and short-term investments balance.
Income Tax Expense

	Three Months Ended March 31,
(in thousands, except percentages)	2025	2024	Change	%
Income tax expense	$(175)	$(345)	$170	(49)%

We recorded an income tax provision of $0.2 million and $0.3 million for the three months ended March 31, 2025 and March 31, 2024, respectively.

Comparison of the Six Months Ended March 31, 2025 and 2024
Revenues

	Six Months Ended March 31,
(in thousands, except percentages)	2025	2024	Change	%
Revenues	$181,506	$146,800	$34,706	24%
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

	Six Months Ended March 31,
(in thousands, except percentages)	2025	%	2024	%
Americas	$108,899	60%	$89,832	61%
EMEA	58,945	32%	43,483	30%
APAC	13,662	8%	13,485	9%
Total revenues	$181,506	100%	$146,800	100%

Revenues by Product
The table below summarized revenues by product:

	Six Months Ended March 31,
(in thousands, except percentages)	2025	%	2024	%
Synthetic genes	$54,708	30%	$42,083	28%
Oligo pools	9,804	6%	8,129	6%
DNA libraries	5,811	3%	6,470	4%
Antibody discovery	11,395	6%	9,927	7%
NGS tools	99,788	55%	80,191	55%
Total revenues	$181,506	100%	$146,800	100%

Revenues by Industry
The table below summarized revenues by industry:

	Six Months Ended March 31,
(in thousands, except percentages)	2025	%	2024	%
Industrial chemicals/materials	$43,998	24%	$36,542	25%
Academic research	34,073	19%	27,495	18%
Healthcare	102,135	56%	81,815	56%
Food/agriculture	1,300	1%	948	1%
Total revenues	$181,506	100%	$146,800	100%

Revenues increased 24% to $181.5 million for the six months ended March 31, 2025, as compared to $146.8 million for the six months ended March 31, 2024. The increase in revenues primarily reflects growth in NGS tools revenue of $19.6 million and growth in synthetic genes revenue of $12.6 million, which is primarily attributable to increase in revenues from our customers in the healthcare, industrial chemicals/materials and academic research industries and an increase in the number of customers. The number of our genes shipped in the six months ended March 31, 2025 increased to approximately 432,000 genes compared to approximately 364,000 genes in the six months ended March 31, 2024, an increase of 19%.
Cost of Revenues

	Six Months Ended March 31,
(in thousands, except percentages)	2025	2024	Change	%
Cost of revenues	$92,638	$86,955	$5,683	7%
Gross profit	$88,868	$59,845	$29,023	48%
Gross margin	49.0%	40.8%	8.2%

Cost of revenues increased 7% to $92.6 million for the six months ended March 31, 2025, as compared to $87.0 million for the six months ended March 31, 2024. The increase is primarily attributable to an increase in material costs of $7.6 million due to higher sales volume, an increase in production overheads including facilities, IT services, and laboratory supplies of $1.3 million and an increase in personnel costs including stock-based compensation of $1.0 million. The increase was partially offset by a decrease in depreciation and amortization expense of $2.7 million due to impairment of long-lived assets in fiscal year 2024 and a decrease in outside services of $1.4 million. Gross margin increased 820 basis points to 49.0% for the six months ended March 31, 2025 as compared to 40.8% for the six months ended March 31, 2024 mainly due to increase in revenues and the fixed costs being spread over a larger revenue base as well as the impact of continuous process improvement.

Research and Development Expenses

	Six Months Ended March 31,
(in thousands, except percentages)	2025	2024	Change	%
Research and development	$45,224	$47,249	$(2,025)	(4)%

Research and development expenses decreased 4% to $45.2 million for the six months ended March 31, 2025, as compared to $47.2 million for the six months ended March 31, 2024. The decrease is primarily due to a decrease in personnel costs of $0.9 million, outside service costs of $0.9 million and facilities costs of $0.1 million.
Selling, General and Administrative Expenses

	Six Months Ended March 31,
(in thousands, except percentages)	2025	2024	Change	%
Selling, general and administrative	$119,849	$108,462	$11,387	10%

Total selling, general and administrative expenses increased 10% to $119.8 million for the six months ended March 31, 2025, as compared to $108.5 million for the six months ended March 31, 2024. The increase is primarily due to an increase in stock-based compensation expense of $6.1 million, third party spending of $3.4 million, and personnel costs of $2.0 million.

Interest and Other Income (Expense), net

	Six Months Ended March 31,
(in thousands, except percentages)	2025	2024	Change	%
Interest income	$6,041	$8,061	$(2,020)	(25)%
Interest expense	(166)	—	(166)	N/A
Other expense	(321)	(230)	(91)	40%
Total interest and other income (expense), net	$5,554	$7,831	$(2,277)	(29)%

Interest income decreased 25% to $6.0 million for the six months ended March 31, 2025, as compared to $8.1 million for the six months ended March 31, 2024, due to lower cash equivalents and short-term investments balance.
Income Tax Expense

	Six Months Ended March 31,
(in thousands, except percentages)	2025	2024	Change	%
Income tax expense	$(271)	$(465)	$194	(42)%

We recorded an income tax provision of $0.3 million and $0.5 million for the six months ended March 31, 2025 and March 31, 2024, respectively.

Liquidity and Capital Resources
Sources of Liquidity
To date, we have financed our operations principally through public equity raises, private placements of our convertible preferred stock, borrowings from credit facilities and revenue from our commercial operations. At March 31, 2025, we had a balance of $210.4 million of cash and cash equivalents and $46.7 million in short-term investments.
During the six months ended March 31, 2025, we received an upfront payment of $15.0 million from XOMA (US) LLC ("XOMA") in cash in exchange for XOMA's right to receive half of the future potential milestone and royalty payments resulting from existing antibody discovery and biopharma services collaborations with Company’s partners. We accounted for the transaction as liability for the sale of future revenue under the accounting guidance for sale of future revenues (see note 15 of the condensed consolidated financial statements included elsewhere in this Form 10-Q).
Operating Capital Requirements
Our primary uses of capital are, and we expect will continue to be for the near future, compensation and related expenses, manufacturing costs, laboratory and related supplies, legal and other regulatory expenses and general overhead costs and capital expenditures. We had $4.9 million in commitments for capital expenditures as of March 31, 2025.

Cash Flows
The following table summarizes our sources and uses of cash and cash equivalents:

	Six Months Ended March 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(34,414)	$(42,396)
Net cash provided by (used in) investing activities	(2,962)	(1,075)
Net cash provided by financing activities	21,140	355

Operating Activities
Net cash used in operating activities was $34.4 million during the six months ended March 31, 2025 primarily due to a net loss of $70.9 million adjusted for non-cash items including depreciation and amortization expense of $12.8 million, stock-based compensation expense of $32.3 million and a net cash outflow from operating assets and liabilities of $9.4 million. The net cash outflow from operating assets and liabilities was mainly due to an increase in accounts receivable of $15.3 million due to timing of collections, a decrease in accrued compensation of $8.7 million offset by decreases in inventories of $3.2 million, increases in accrued expenses of $3.3 million, accounts payable of $6.4 million and other liabilities of $1.3 million. The changes in accrued compensation, accrued expenses, and accounts payable are due to timing of payments to vendors and employees.
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
Investing Activities
Net cash used in investing activities was $3.0 million during the six months ended March 31, 2025, which consisted of the purchases of property and equipment of $6.4 million offset by the proceeds from the net impact of purchases and maturity of investments of $3.5 million.
In the six months ended March 31, 2024, our investing activities used net cash of $1.1 million, which was comprised of the purchases of property and equipment of $2.1 million offset by the proceeds from the net impact of purchases and maturity of investments of $1.0 million.
Financing Activities
Net cash provided by financing activities was $21.1 million in the six months ended March 31, 2025, which consisted of $15.0 million from XOMA for the sale of future revenue, $3.7 million from the exercise of stock options and $2.4 million proceeds from issuance of shares under the ESPP.
Net cash provided by financing activities was $0.4 million in the six months ended March 31, 2024, which consisted of $2.3 million from the exercise of stock options and $2.0 million proceeds from issuance of shares under the ESPP offset by $4.0 million in repurchases of common stock for income tax withholdings.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Contractual Obligations and Other Commitments
Our contractual obligations have not materially changed from those reported in our Annual Report on Form 10-K.
Critical Accounting Policies and Significant Management Estimates
The preparation of our Condensed Consolidated Financial Statements in accordance with generally accepted accounting principles in the United States of America requires management to make estimates and judgments that affect the reported amounts in the financial statements and related disclosures. On an ongoing basis, we evaluate our significant accounting policies and estimates. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates are assessed each period and updated to reflect current information. Actual results may differ significantly from these estimates. A summary of our critical accounting policies and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K. There were no changes to our critical accounting policies and estimates during the six months ended March 31, 2025.

Recent Accounting Pronouncements
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025, which is the end of the period covered by this Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
For a description of material pending legal proceedings, see Note 6 “Commitments and Contingencies - Legal Matters” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q. In addition, we are subject to various legal proceedings and claims arising in the ordinary course of business. Although occasional adverse decisions or settlements may occur, management believes that the final disposition of such matters will not have a material adverse effect on our business, financial position, results of operations or cash flows.

Item 1A. Risk Factors
In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our Annual Report on Form 10-K , and this Form 10-Q, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K, other than the updates to the risk factors set forth below. We may disclose changes to risk factors or additional risk factors from time to time in our future filings with the SEC.
Risks Related to Our Business
Adverse global economic conditions and U.S. policy changes could have a negative effect on our business, financial condition and results of operations.
The global economy has been impacted by geopolitical tensions. For example, new U.S. federal administration has recently imposed significant new tariffs on imports, which, along with other U.S. trade actions, have triggered retaliatory actions by certain affected countries. These geopolitical tensions could result in, among other things, macroeconomic uncertainty, cyberattacks, supply chain disruptions, higher costs and changes to foreign exchange rates and financial markets, and tariffs and trade restrictions may result in increased production costs and product pricing, further supply chain disruptions, limited access to markets and uncertainty related to planning long-term investments and strategies. Additionally, the administration's halt on certain federal research grants may negatively impact our industry. Any prolonged reductions in such funding could slow innovation, delay collaborations and limit the adoption of new technologies that contribute to our business growth. If these or similar policy changes continue or expand, we may face increased costs or impact on the demand for our products. We are monitoring and evaluating any potential impacts that global economic conditions and other policy changes may have on our business, and we are considering ways in which we may offset any impacts. However, there is no assurance that we will be successful in mitigating the effects in the current environment. Although we cannot predict the full extent of these impacts, any such policy changes could adversely affect our business, financial condition and results of operations.
We may not achieve the anticipated benefits from the spin out of our DNA data storage application.
In May 2025, we completed the spin out of our DNA data storage application to a new independent company, Atlas Data Storage (“Atlas”), which allows us to focus on our synthetic biology, NGS and biopharma products and services. While we will retain an equity interest in Atlas and receive potential milestone payments and royalties on any future sales of Atlas’ products and services, we may not achieve some or all of the anticipated benefits of the spin out if Atlas’ technology development and commercialization efforts are not successful. In addition, the divestiture reduces business diversification and may prove not to be a superior alternative to the continued development of the DNA data storage application by us. Further, we will be required to provide transition services to Atlas throughout a transition period, including use of some of our facilities and employee services which may require significant time, attention and resources of our management and other employees, potentially diverting their attention from other aspects of our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (both as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description	Filed / Furnished / Incorporated from Form	Incorporated by Reference from Exhibit Number	Date Filed
3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	8-K	3.1	2/11/2025

10.1	Amended and Restated 2018 Equity Incentive Plan and forms of agreements thereunder.	8-K	10.2	2/11/2025

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by Chief Executive Officer.	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by Chief Financial Officer.	Filed herewith

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.	Furnished herewith

32.2†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.	Furnished herewith

101
The following materials from Twist Bioscience Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.
Filed herewith

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (included in Exhibit 101).	Filed herewith

†	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Twist Bioscience Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, regardless of any general incorporation language contained in any filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 5, 2025	Twist Bioscience Corporation

	By:	/s/ Adam Laponis
Adam Laponis
Chief Financial Officer
(Authorized officer)