Form 10-Q
period 2025-06-30
Twist Bioscience Corp
filed 2025-08-04
CIK 1581280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025
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

The number of shares of the Registrant’s common stock outstanding as of July 30, 2025, was 60,360,925.

TWIST BIOSCIENCE CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2025

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (“Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements relate to, among other matters, future growth, expansion and other expectations regarding future operations plans and financial performance. Forward-looking statements are also identified by the words “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” and variations of such words and similar expressions. You should not rely upon forward-looking statements as predictions of future events. Such statements are based on management’s expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results, events or circumstances to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include:
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
•uncertainty as to economic and market conditions and the impact of adverse economic conditions; and
•other risk factors included under the section titled “Risk factors” contained in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on November 18, 2024 (the "Annual Report on Form 10-K"), and Part II, Item 1A of our Quarterly Report on Form 10-Q filed with the SEC on May 5, 2025.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Twist Bioscience Corporation
Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except per share data)	June 30, 2025	September 30, 2024
Assets
Current assets:
Cash and cash equivalents	$201,373	$226,316
Short-term investments	49,425	50,083
Accounts receivable, net [1]	49,854	34,903
Inventories	25,938	24,078
Prepaid expenses and other current assets [2]	13,186	11,396
Total current assets	$339,776	$346,776
Property and equipment, net	95,351	102,520
Operating lease right-of-use assets	51,845	58,829
Investment in equity securities	54,337	1,525
Goodwill	82,195	85,811
Intangible assets, net	13,688	14,478
Restricted cash, non-current	2,532	2,816
Other non-current assets [3]	3,881	1,568
Total assets	$643,605	$614,323
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,985	$1,630
Accrued expenses	19,535	15,104
Accrued compensation	28,972	33,650
Current portion of operating lease liability	15,501	14,805
Other current liabilities	11,077	5,817
Total current liabilities	$87,070	$71,006
Operating lease liability, net of current portion	62,649	70,221
Liability related to the sale of future revenue	15,000	—
Other non-current liabilities[4]	688	407
Total liabilities	$165,407	$141,634
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $0.00001 par value —200,000 and 100,000 shares authorized at June 30, 2025 and September 30, 2024, respectively; 60,174 and 58,877 shares issued and outstanding at June 30, 2025 and September 30, 2024, respectively	$—	$—
Additional paid-in capital	1,771,502	1,715,119
Accumulated other comprehensive income/(loss)	(864)	(522)
Accumulated deficit	(1,292,440)	(1,241,908)
Total stockholders’ equity	$478,198	$472,689
Total liabilities and stockholders’ equity	$643,605	$614,323
[1] Including related parties' balances of $1.2 million and $0.5 million as of June 30, 2025 and September 30, 2024, respectively.
[2] Including related party balances of $1.7 million and $— as of June 30, 2025 and September 30, 2024, respectively.
[3] Including related party balances of $1.7 million and $— as of June 30, 2025 and September 30, 2024, respectively.
[4] Including related party balances of $0.2 million and $— as of June 30, 2025 and September 30, 2024, respectively.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands, except per share data)	2025	2024	2025	2024
Revenues [1]	$96,057	$81,464	$277,563	$228,264
Costs and expenses:
Cost of revenues	$44,760	$46,193	$137,398	$133,148
Research and development expenses	18,047	22,469	63,271	69,718
Selling, general and administrative expenses	63,370	56,794	183,219	165,256
Impairment of long-lived assets	—	44,930	—	44,930
Total costs and expenses	$126,177	$170,386	$383,888	$413,052
Loss from operations	$(30,120)	$(88,922)	$(106,325)	$(184,788)
Interest income	$2,690	$3,663	8,731	11,724
Gain on sale of business	48,847	—	48,847	—
Other income (expense), net [2]	(836)	(121)	(1,323)	(351)
Income (loss) before income taxes	$20,581	$(85,380)	$(50,070)	$(173,415)
Income tax expense	(191)	(191)	(462)	(656)
Net income (loss)	$20,390	$(85,571)	$(50,532)	$(174,071)
Other comprehensive income (loss):
Change in unrealized gain (loss) on investments	$(25)	$(21)	$(122)	$56
Foreign currency translation adjustment	(177)	(54)	(220)	(35)
Comprehensive income (loss)	$20,188	$(85,646)	$(50,874)	$(174,050)
Basic earnings per share:
Net income (loss) per share, basic	$0.34	$(1.47)	$(0.85)	$(3.01)
Weighted average shares used in computing net income (loss) per share, basic	59,995	58,145	59,600	57,806
Diluted earnings per share:
Net income (loss) per share, diluted	$0.33	$(1.47)	$(0.85)	$(3.01)
Weighted average shares used in computing net income (loss) per share, diluted	61,164	58,145	59,600	57,806
[1] Including revenues from related parties of $2.8 million and $9.6 million during the three and nine months ended June 30, 2025, respectively and $4.1 million and $9.7 million during the three and nine months ended June 30, 2024, respectively.
[2] Including sublease income from a related party of $0.4 million and $— for the three and nine months ended June 30, 2025 and June 30, 2024, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

	Three Months Ended June 30, 2025
	Common stock		Additional paid-in capital	Accumulated Other comprehensive loss	Accumulated deficit	Total stockholders' equity
(In thousands)	Shares	Amount
Balances as of March 31, 2025	59,857	$—	$1,753,600	$(662)	$(1,312,830)	$440,108
Vesting of restricted stock units	227	$—	$—	$—	$—	$—
Exercise of stock options	90	—	1,829	—	—	1,829
Repurchases of common stock for income tax withholding	—	—	(3)	—	—	(3)
Stock-based compensation	—	—	16,076	—	—	16,076
Other comprehensive loss	—	—	—	(202)	—	(202)
Net income	—	—	—	—	20,390	20,390
Balances as of June 30, 2025	60,174	$—	$1,771,502	$(864)	$(1,292,440)	$478,198

	Three Months Ended June 30, 2024
	Common stock		Additional paid-in capital	Accumulated Other comprehensive income	Accumulated deficit	Total stockholders' equity
(In thousands)	Shares	Amount
Balances as of March 31, 2024	58,162	$—	$1,682,473	$(660)	$(1,121,682)	$560,131
Vesting of restricted stock units	223	$—	$—	$—	$—	$—
Exercise of stock options	134	—	2,915	—	—	2,915
Repurchases of common stock for income tax withholding	—	—	(7)	—	—	(7)
Stock-based compensation	—	—	13,746	—	—	13,746
Other comprehensive loss	—	—	—	(75)	—	(75)
Net loss	—	—	—	—	(85,571)	(85,571)
Balances as of June 30, 2024	58,519	$—	$1,699,127	$(735)	$(1,207,253)	$491,139
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Nine Months Ended June 30, 2025
	Common stock		Additional paid-in capital	Accumulated Other comprehensive income	Accumulated deficit	Total stockholders' equity
(In thousands)	Shares	Amount
Balances as of September 30, 2024	58,877	$—	$1,715,119	$(522)	$(1,241,908)	$472,689
Restricted common stock canceled	(137)	$—	$—	$—	$—	$—
Vesting of restricted stock units	1,038	—	—	—	—	—
Exercise of stock options	331	—	5,551	—	—	5,551
Issuance of shares under the employee stock purchase plan	65	—	2,429	—	—	2,429
Repurchases of common stock for income tax withholding	—	—	(14)	—	—	(14)
Stock-based compensation	—	—	48,417	—	—	48,417
Other comprehensive loss	—	—	—	(342)	—	(342)
Net loss	—	—	—	—	(50,532)	(50,532)
Balances as of June 30, 2025	60,174	$—	$1,771,502	$(864)	$(1,292,440)	$478,198

	Nine Months Ended June 30, 2024
	Common stock		Additional paid-in capital	Accumulated Other comprehensive income	Accumulated deficit	Total stockholders' equity
(In thousands)	Shares	Amount
Balances as of September 30, 2023	57,557	$—	$1,657,222	$(756)	$(1,033,034)	$623,432
Impact of ASU 2016-13 adoption	—	$—	$—	$—	$(148)	$(148)
Vesting of restricted stock units	712	—	—	—	—	—
Exercise of stock options	261	—	5,183	—	—	5,183
Issuance of shares under the employee stock purchase plan	124	—	2,047	—	—	2,047
Repurchases of common stock for income tax withholding	(135)	—	(3,967)	—	—	(3,967)
Stock-based compensation	—	—	38,642	—	—	38,642
Other comprehensive income	—	—	—	21	—	21
Net loss	—	—	—	—	(174,071)	(174,071)
Balances as of June 30, 2024	58,519	$—	$1,699,127	$(735)	$(1,207,253)	$491,139
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended June 30,
(in thousands)	2025	2024
Operating activities
Net loss	$(50,532)	$(174,071)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	18,849	24,776
Impairment of long-lived assets	—	44,930
Stock-based compensation expense	48,376	38,578
Gain on sale of business	(48,847)	—
Other non-cash adjustments	1,963	462
Changes in assets and liabilities:
Accounts receivable, net [1]	(15,172)	11,398
Inventories	(1,861)	3,578
Prepaid expenses and other current assets [2]	(1,822)	(185)
Other non-current assets	(603)	472
Accounts payable	9,616	(6,927)
Accrued expenses	3,434	4,132
Accrued compensation	(4,692)	5,932
Other liabilities[3]	5,477	(1,849)
Net cash used in operating activities	$(35,814)	$(48,774)
Investing activities
Purchases of property and equipment	$(15,577)	$(3,074)
Purchases of investments	(28,257)	(30,712)
Proceeds from maturity of investments	28,975	32,000
Proceeds from sale of business	2,500	—
Net cash used in investing activities	$(12,359)	$(1,786)
Financing activities
Proceeds from exercise of stock options	$5,551	$5,183
Proceeds from the issuance of liability related to sale of future revenue	15,000	—
Proceeds from issuance of common stock under employee stock purchase plan	2,429	2,047
Repurchases of common stock for income tax withholding	(14)	(3,967)
Net cash provided by financing activities	$22,966	$3,263
Effect of exchange rates on cash, cash equivalents and restricted cash	$(20)	$53
Net decrease in cash, cash equivalents, and restricted cash	(25,227)	(47,244)
Cash, cash equivalents, and restricted cash at beginning of period	229,132	289,281
Cash, cash equivalents, and restricted cash at end of period	$203,905	$242,037

Supplemental disclosure of cash flow information
Income taxes paid, net of refunds	$23	$363
Non-cash investing and financing activities
Property and equipment additions included in accounts payable and accrued expenses	$1,822	$226
Property and equipment capitalized acquired through tenant improvement allowance	$—	$2,719
Equity securities received as consideration for sale of business	$53,890	$—
Promissory note receivable received as consideration for sale of business	$1,696	$—
[1] Including changes in the related parties' balances of $(0.7) million and $0.9 million for the nine months ended June 30, 2025 and June 30, 2024, respectively.
[2] Including changes in a related party balances of $(1.7) million and $— for the nine months ended June 30, 2025 and June 30, 2024, respectively.
[3] Including changes in a related party' balances of $0.2 million and $— for the nine months ended June 30, 2025 and June 30, 2024, respectively.

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
On May 2, 2025, the Company executed the Contribution Agreement (the "Contribution Agreement") pursuant to which the Company sold its DNA Data Storage business to Atlas Data Storage, Inc. ("Atlas"), a newly formed company, that will focus solely on DNA data storage technology and commercialization (see note 6).

The Company has recognized annual losses from operations since inception and has an accumulated deficit of $1,292.4 million as of June 30, 2025. For the three months ended June 30, 2025, the Company reported net income of $20.4 million. The Company incurred net losses of $85.6 million for the same period in 2024, $50.5 million for the nine months ended June 30, 2025, and $174.1 million for the nine months ended June 30, 2024.
As of June 30, 2025, the Company had cash and cash equivalents of $201.4 million and short-term investments of $49.4 million. The Company expects that its current cash, cash equivalents, and short-term investments will be sufficient to fund its operations for a period of at least one year from the date the condensed consolidated financial statements are issued.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2024 (the Annual Report on Form 10-K) filed with the Securities and Exchange Commission on November 18, 2024. The condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements. The condensed consolidated balance sheet at September 30, 2024 is derived from audited consolidated financial statements but does not include all disclosures required by GAAP. The operating results for the three and nine months ended June 30, 2025 are not necessarily indicative of the results expected for the full year ending September 30, 2025 or any interim period. To conform with current period presentation, the Company reclassified $1.5 million of investment in equity securities included within other non-current assets to investment in equity securities in the condensed consolidated balance sheet as of September 30, 2024.
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

(in thousands)	June 30, 2025	September 30, 2024
Cash and cash equivalents	$201,373	$226,316
Restricted cash, non-current	2,532	2,816
Total cash, cash equivalents and restricted cash	$203,905	$229,132
Significant Accounting Policies
There have been no material changes in the accounting policies from those disclosed in the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K other than disclosed below.
Liability Related to the Sale of Future Revenue

The Company accounts for the proceeds received from the monetization of future milestone and royalty payments from its contracts with certain customers as a debt instrument, which is amortized using the effective interest rate method over the estimated term of the arrangement. The Company recognizes interest expense thereon using the effective rate, which is based on its current estimates of future milestone and royalty payments under its customer contracts to be paid to the counterparty over the term of the arrangement. The Company periodically assesses these future estimated payments to impute interest on the carrying value of the liability. To the extent its estimates of future payments to the counterparty are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, the Company will account for any such changes by adjusting the effective interest rate on a prospective basis, with a corresponding impact to the liability. The assumptions used in determining the expected repayment term of the liability also requires that the Company makes estimates that could impact the classification of the liability, interest recorded on such liability, as well as the period over which such interest will be incurred. For further discussion, please see Note 16, Liability related to the sale of future revenue liability.

Investment in equity securities

The Company determines at the inception of each arrangement whether an investment or other interest is considered a variable interest entity (“VIE”). If the investment or other interest is determined to be a VIE, the Company evaluates whether it is considered the primary beneficiary. The primary beneficiary of a VIE is the party that meets both of the following criteria: (i) has the power to direct the activities that most significantly impact the VIE’s economic performance; and (ii) has the obligation to absorb losses or the right to receive benefits from the VIE. For investments in VIEs in which the Company is considered the primary beneficiary, the assets, liabilities and results of operations of the VIE are included in the Company’s consolidated financial statements.

For investments in common stock or in-substance common stock where the Company has significant influence over the financial and operating policies of the investee are accounted for as equity-method investments.

If the Company's equity investment do not meet the requirements of equity method of accounting, the Company accounts for the investment at fair value and has elected to account for its equity investments without a readily determinable fair value using a measurement alternative. Equity investments without readily determinable fair values are recorded using the measurement alternative of cost less impairment, if any, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. Any impairments or adjustments are recorded in Other (income) expense, net on our consolidated statements of operations and comprehensive income (loss).

Contingent Consideration

The Company elected to account for the contingent consideration receivable under the Contribution Agreement with Atlas as a gain contingency in accordance with ASC 450, Contingencies (Subtopic 450-30). Under this approach, the Company recognizes the contingent consideration receivable in earnings after the contingency is resolved. Accordingly, to determine the initial gain on the sale of business, the Company did not include any amount related to the contingent consideration arrangement as part of the consideration received.

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
Contract Balances
The following table summarizes our contract balances:

(in thousands)	June 30, 2025	September 30, 2024
Contract assets(1)	$1,036	$2,031
Contract liabilities(2)	6,234	2,131

(1) Consists of unbilled amounts primarily related to Biopharma contracts which consists of research and development agreements with third parties.
(2) Consists of receipt of advance payments before our performance obligations related to revenue contracts are met.
For the three and nine months ended June 30, 2025, the Company recognized revenue of $1.7 million and $1.4 million, respectively, from the amount that was included in the contract liability balance at the beginning of each period. For the three and nine months ended June 30, 2024, the Company recognized revenue of $0.7 million and $2.9 million, respectively, from the amount that was included in the contract liability balance at the beginning of each period.
In addition, for all periods presented, there was no revenue recognized in a reporting period from performance obligations satisfied in previous periods. The aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of June 30, 2025 was $13.4 million. The Company expects to recognize revenue over the next twelve months relating to performance obligations unsatisfied as of June 30, 2025.
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

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Americas	$59,387	$51,389	$168,285	$141,221
EMEA	30,742	23,581	89,688	67,064
APAC	5,928	6,494	19,590	19,979
Total	$96,057	$81,464	$277,563	$228,264

The table below sets forth revenues by products.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Synthetic genes	$27,680	$24,948	$82,387	$67,031
Oligo pools	5,423	4,166	15,228	12,295
DNA libraries	2,056	3,848	7,867	10,318
Antibody discovery	5,614	5,102	17,009	15,029
NGS tools	55,284	43,400	155,072	123,591
Total	$96,057	$81,464	$277,563	$228,264

The table below sets forth revenues by industry.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Industrial chemicals/materials	$23,103	$23,188	$67,101	$59,730
Academic research	15,931	14,892	50,004	42,387
Healthcare	56,375	42,823	158,510	124,637
Food/agricultural	648	561	1,948	1,510
Total	$96,057	$81,464	$277,563	$228,264

4. Cash, Cash Equivalents and Investments
The following table sets forth the cash and cash equivalents, and investments as of June 30, 2025:

(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash	$33,400	$—	$—	$33,400
Cash equivalents - money market funds	167,973	—	—	167,973
Total cash and cash equivalents	$201,373	$—	$—	$201,373
Short-term investments:
U.S. government treasury bills	$49,427	$—	$(2)	$49,425
Total short-term investments	$49,427	$—	$(2)	$49,425
Investment in equity securities of privately held companies	$54,337	$—	$—	$54,337
Total cash, cash equivalents and investments	$305,137	$—	$(2)	$305,135

The following table sets forth the cash and cash equivalents, and investments as of September 30, 2024:

(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash	$26,458	$—	$—	$26,458
Cash equivalents - money market funds	199,858	—	—	199,858
Total cash and cash equivalents	$226,316	$—	$—	$226,316
Short-term investments:
U.S. government treasury bills	$49,964	$119	$—	$50,083
Total short-term investments	$49,964	$119	$—	$50,083
Investment in equity securities of privately held company	$1,525	$—	$—	$1,525
Total cash, cash equivalents and investments	$277,805	$119	$—	$277,924
During the nine months ended June 30, 2025 and 2024, gross realized gains and losses related to our short-term investments were not material.

During the nine months ended June 30, 2025 and 2024, the Company did not recognize any credit losses.

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
Assets Measured at Fair Value on a Recurring Basis
As of June 30, 2025, financial assets measured and recognized at fair value are as follows:

(in thousands)	Level 1	Level 2	Level 3	Fair value
Assets
Money market funds	$167,973	$—	$—	$167,973
U.S. government treasury bills	49,425	—	—	49,425
Total financial assets	$217,398	$—	$—	$217,398

As of September 30, 2024, financial assets measured and recognized at fair value are as follows:

(in thousands)	Level 1	Level 2	Level 3	Fair value
Assets
Money market funds	$199,858	$—	$—	$199,858
U.S. government treasury bills	50,083	—	—	50,083
Total financial assets	$249,941	$—	$—	$249,941

Contractual maturities of short-term investments, as of June 30, 2025, were less than 12 months. The Company does not intend to sell the money market funds and short term investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. Accrued interest receivable balances included in the prepaid expenses and other current assets within the condensed consolidated balance sheets were $1.2 million and $1.0 million as of June 30, 2025 and September 30, 2024, respectively.

As of June 30, 2025 and September 30, 2024, there were no financial liabilities measured and recognized at fair value.
There were no transfers between Level 1, Level 2 and Level 3 in the periods presented.

6. Investment in Equity Securities
On May 2, 2025, the Company executed the Contribution Agreement with Atlas for the sale and transfer of its DNA digital data storage assets, including the related intellectual property, equipment and contracts and the license of certain other intellectual property for a consideration of 73.0 million shares of Series Seed-1 Preferred Stock of Atlas, upfront cash consideration of $2.5 million, promissory notes of $2.0 million, contingent manufacturing and commercial milestone payments of up to $75.0 million, and royalty payments based on a percentage of Atlas sales of the DNA data storage products or services. As part of this transaction, certain employees of the Company were transitioned to Atlas.
The Company concluded that its investment in shares of preferred stock of Atlas are not in substance common stock and accounted for the investment at fair value at its acquisition date of $53.9 million. The Company measured the fair value of our investment in Series Seed-1 Preferred Stock of Atlas using the backsolve method with consideration for a lack of marketability. The backsolve method was used to solve for the implied total equity value based on the recent Series Seed financing round by Atlas to third-party investors. Consideration was given to the rights and preferences of each of the classes of equity of Atlas and the expected time to a liquidity event. An option pricing allocation method, or OPM, was selected to allocate the total equity value. The following table lists the assumptions used to calculate the fair value of the investment:

As of May 2, 2025
Discount for lack of marketability	10.0%
Risk-free interest rate	3.8%
Time of exit	3 years
Volatility	76.5%
Since Atlas is a private company, these securities do not have readily determinable fair value. Therefore, the Company elected to account for its investment in the preferred stock of Atlas using the measurement alternative method.
The promissory notes are secured by the patents owned by Atlas and any income and royalties from such patents. The promissory note together with accrued interest at an interest rate of 4% per annum, is payable on the earliest of: (i) at Atlas' election, on or after December 31, 2028, (ii) the closing of the issuance and sale of shares of common stock in Atlas' first underwritten public offering, (iii) the 10 year anniversary from May 2, 2025, or (iv) Atlas’ insolvency, dissolution, or bankruptcy.
The Company accounted for the promissory note receivable at its fair value of $1.7 million and recognized immaterial interest income on the promissory notes during the three and nine months ended June 30, 2025. Promissory note receivable is carried at amortized cost and reduced by a valuation allowance for estimated credit losses, as necessary. The Company recognizes interest income on loans, including the amortization of discounts and premiums, using the effective interest method. As of June 30, 2025, the carrying value of the promissory note receivable is $1.7 million.
The sale of DNA digital data storage assets to Atlas constitutes a disposition of a business. The Company concluded the disposition does not represent a strategic shift, and therefore, the Company has not accounted for the disposition as a discontinued operation. The Company recorded a $48.8 million gain on sale of business on the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended June 30, 2025. The Company allocated goodwill to the DNA Data Storage business disposed and the remaining business based on their relative fair values. The gain consists of the following assets transferred in accordance with the Contribution Agreement:

(in thousands)	As of May 2, 2025
Sale consideration:
Fair value of Series Seed-1 Preferred Stock	$53,890
Fair value of promissory note receivable	1,696
Upfront cash consideration	2,500
$58,086
Net assets sold:
Property and equipment	$(5,623)
Goodwill	(3,616)
$(9,239)
Gain on sale of business	$48,847
The Company concluded that Atlas is a variable interest entity. While the Company holds one of the seven board of director seats in Atlas, the Company does not have the power, whether through contractual relationships or other factors, to direct the activities that most significantly impact the economic performance of Atlas. Therefore, the Company concluded it is not its primary beneficiary. The Company’s maximum exposure to loss from this VIE consist of investment in equity securities, promissory note receivable and other receivables for amounts billed under the transition services agreement and the sublease agreement aggregating to $57.4 million. There were no such impairments during the nine months ended June 30, 2025.
The Company agreed to provide transitional support services to Atlas in the areas of accounting, payroll, and IT in return for payment on a time and material basis to Atlas in furtherance of its obligations under the Transition Services Agreement ("TSA") executed as part of the Contribution Agreement. The TSA also provides for continued access to relevant systems and other relevant premises on a transitional basis and reimbursement of third-party vendor costs for procurement of goods and services on behalf of Atlas. The Company's obligations under the TSA are expected to be completed within a year from the transaction date.
Further, as part of the Contribution Agreement, the Company subleased specific office and lab space to Atlas in South San Francisco. The Company received a security deposit of $0.2 million for the sublease agreement. The Company recognized approximately $0.4 million of sublease income for the three and nine months ended June 30, 2025.
The Company holds an equity investment in another privately held company which is accounted for as an equity security without a readily determinable fair value using a measurement alternative. The privately held company is a VIE, but the Company is not the primary beneficiary. The Company does not have the power to direct the activities that most significantly impact the economic performance of the investee. The Company’s maximum exposure to loss from this VIE consist of an equity investment of $0.4 million. The Company impaired $1.1 million during the nine months ended June 30, 2025. There was no such impairment during the nine months ended June 30, 2024.

7. Balance Sheet Components
Allowance for Credit Losses

Allowance for credit losses related to accounts receivable were $0.5 million and $0.7 million as of June 30, 2025 and September 30, 2024, respectively.

Inventories

Inventories consist of the following:

(in thousands)	June 30, 2025	September 30, 2024
Raw materials	$17,497	$17,316
Work-in-process	1,960	2,146
Finished goods	6,481	4,616
	$25,938	$24,078
There is no consigned inventory balance as of June 30, 2025 and September 30, 2024.
Property and Equipment, net
Property and equipment, net consists of the following:

(in thousands)	June 30, 2025	September 30, 2024
Laboratory equipment	$96,443	$99,528
Furniture, fixtures and other equipment	2,942	2,944
Vehicles	211	211
Computer equipment	3,160	3,249
Computer software	10,270	10,095
Leasehold improvements	58,273	57,448
Construction in progress	13,334	4,688
	$184,633	$178,163
Less: Accumulated depreciation and amortization	(89,282)	(75,643)
	$95,351	$102,520

Construction in progress mainly represents equipment costs, leasehold improvements costs and internal use software development costs. For the three and nine months ended June 30, 2025, the total depreciation and amortization expense was $5.8 million and $18.1 million, respectively. For the three and nine months ended June 30, 2024, the total depreciation and amortization expense was $7.0 million and $20.9 million, respectively. The Company disposed $5.6 million of property and equipment as part of the sale of DNA data storage business (see note 6).

Other current liabilities
Other current liabilities consist of the following:

(in thousands)	June 30, 2025	September 30, 2024
Income and other taxes payable	$4,253	$2,725
Contract liabilities	6,324	2,131
Other current liabilities	500	961
	$11,077	$5,817
8. Goodwill and Intangible Assets

The goodwill balance is presented below:

(in thousands)	June 30, 2025	September 30, 2024
Balance at beginning of period/year	$85,811	$85,811
Sale of business (see note 6)	(3,616)	—
Balance at end of period/year	$82,195	$85,811
The finite-lived intangible assets balances are presented below:

	June 30, 2025
(in thousands, except for years)	Weighted average Amortization period in years	Gross carrying amount	Accumulated amortization	Net book value
Developed Technology	17	$19,120	$(5,432)	$13,688
Total finite-lived intangible assets		$19,120	$(5,432)	$13,688

	September 30, 2024
(in thousands, except for years)	Weighted average Amortization period in years	Gross carrying amount	Impairment	Accumulated amortization	Net book value
Developed Technology	17	$50,020	$(25,198)	$(10,344)	$14,478
Customer Relationships	—	15,210	(10,541)	(4,669)	—
Tradenames & Trademarks	—	900	(125)	(775)	—
Total finite-lived intangible assets		$66,130	$(35,864)	$(15,788)	$14,478

Total amortization expense related to intangible assets was $0.3 million for the three months ended June 30, 2025 and $1.3 million for the three months ended June 30, 2024. Total amortization expense related to intangible assets was $0.8 million for the nine months ended June 30, 2025 and $3.9 million for the nine months ended June 30, 2024.
9. Leases
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
As part of the sale of DNA data storage business, the Company subleased specific office and lab space to Atlas in South San Francisco (see note 6).
Future minimum lease payments under all non-cancelable operating leases as of June 30, 2025 are as follows:

(in thousands)	Operating leases
Years ending September 30:
Remainder of 2025	$3,858
2026	13,963
2027	8,450
2028	8,510
2029	6,609
Thereafter	81,405
Total minimum lease payments	$122,795
Less: imputed interest	(44,645)
Total operating lease liabilities	$78,150
Less: current portion	(15,501)
Operating lease liabilities, net of current portion	$62,649

The components of lease expense and supplemental information were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands except years and percentage)	2025	2024	2025	2024
Operating lease costs	$3,823	$3,800	$11,306	$11,800
Variable lease costs	$2,012	$1,961	$5,820	$5,777
Sublease income	$(417)	$—	$(417)	$—
Weighted-average remaining lease term (in years) - operating leases			15.2	15.2
Weighted-average discount rate - operating leases			6.5%	6.53%
Supplemental cash flow information related to leases are as follows:

	Nine Months Ended June 30,
(in thousands)	2025	2024
Cash payments included in the measurement of operating lease liabilities	$10,995	$11,100
10. Commitments and Contingencies
Legal Proceedings
The Company may be subject to litigation, claims and disputes in the ordinary course of business. Certain significant matters are described below. The Company recognizes accruals for matters to the extent that the Company concludes that a loss is both probable and reasonably estimable. If the Company determines that a material loss is reasonably possible and the loss or range of loss can be estimated, the Company discloses the possible loss.
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

11. Related Party Transactions
During the three and nine months ended June 30, 2025, the Company had revenues from related parties in the amount of $2.8 million and $9.6 million, respectively. During the three and nine months ended June 30, 2024, the Company had revenues from related parties in the amount of $4.1 million and $9.7 million, respectively.
During the three and nine months ended June 30, 2025, there were no purchases of raw materials from related parties. During the three and nine months ended June 30, 2024, the Company purchased raw materials from related parties in the amount of $1.7 million and $4.5 million, respectively.
As of June 30, 2025 and September 30, 2024 accounts receivable balances with related parties were $1.2 million and $0.5 million, respectively.
As of June 30, 2025 and September 30, 2024, accounts payable balances with related parties were immaterial.
Subsequent to the investment in Atlas, the Company concluded that Atlas is a related party as the Company has significant influence over Atlas but does not apply equity method of accounting because its investment is not in common stock or in-substance common stock of Atlas. The following are the transactions with Atlas:
During the three and nine months ended June 30, 2025, the Company received sublease income accounted for as other income in the amount of $0.4 million and $0.4 million, respectively.

As of June 30, 2025 other receivable balance related to the transition services agreement and sublease income (see note 6) included in prepaid and other current assets was $1.7 million.

As of June 30, 2025, the carrying value of the promissory note receivable included in other non-current assets was $1.7 million. The Company recognized immaterial amount of interest income during the three and nine months ended June 30, 2025.

As of June 30, 2025 sublease security deposit balance included in other non-current liabilities was $0.2 million.

12. Income Taxes
In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that quarter. For the three and nine months ended June 30, 2025, the Company recorded provisions for income taxes of $0.2 million and $0.5 million, respectively. For the three and nine months ended June 30, 2024, the Company recorded provisions for income taxes of $0.2 million and $0.7 million, respectively.

The sale of the Company's DNA digital data storage business is intended to comply with Section 351 of the Internal Revenue Code and the Company recognized taxable gain to the extent of the value of “boot” received. Because of carryover tax attributes (definite lived net operating losses) and valuation allowance against its US federal and states deferred tax assets, there was no impact on the Company’s provision for income taxes for the three and nine months ended June 30, 2025.

On July 4, 2025, H.R.1, commonly referred to as the One Big Beautiful Bill Act, was enacted in the U.S., which includes a broad range of tax reform provisions, including extending and modifying certain key Tax Cuts and Jobs Act provisions (both domestic and international). The legislation has multiple effective dates, with certain provisions effective in 2025 and others to be implemented through 2027. While we are evaluating the full effects of the legislation we expect that the legislation will not have a material impact on our financial statements. As the legislation was signed into law after June 30, 2025, it had no impact on our operating results for the three and nine months ended June 30, 2025.

13. Common Stock
As of June 30, 2025, the Company had reserved sufficient shares of common stock, with a par value of $0.00001 per share, for issuance upon exercise of outstanding stock options. Each share of common stock is entitled to one vote. The holders of shares of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors.

In February 2025, the Company amended its Amended and Restated Certificate of Incorporation to provide for an increase in its authorized share capital. The authorized common stock increased to 200.0 million shares at a par value of $0.00001 per share.

14. Stock-based Compensation
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
Stock-based Compensation Expense
The Company recorded stock-based compensation expense in the condensed consolidated statement of operations and comprehensive loss for the periods presented as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Cost of revenues	$2,061	$1,033	$5,340	$3,006
Research and development	921	2,400	7,188	8,614
Selling, general and administrative	13,075	10,301	35,848	26,958
Total stock-based compensation expense	$16,057	$13,734	$48,376	$38,578

An immaterial amount of stock-based compensation expense was capitalized to property and equipment related to capitalized software development costs for the three and nine months ended June 30, 2025 and 2024.

Restricted Stock Units

A summary of the Company’s restricted stock unit activity excluding the performance-based restricted stock units during the nine months ended June 30, 2025 was as follows:

(in thousands, except per share data)	Shares	Weighted average grant date fair value per share
Nonvested shares at September 30, 2024	1,964	$32.13
Granted	1,187	46.55
Vested/Issued	(725)	39.20
Forfeited	(354)	34.08
Nonvested shares at June 30, 2025	2,072	$37.58

As of June 30, 2025, there was $72.6 million of total unrecognized compensation cost related to these awards that is expected to be recognized over a weighted average period of 2.8 years. The total grant date fair value of the restricted stock units excluding performance-based restricted units awarded during the nine months ended June 30, 2025 was $55.2 million.
Performance-based Restricted Stock Units
During the nine months ended June 30, 2025, the Company granted additional performance-based restricted stock units to executives and employees that will vest upon achievement of multiple year revenue, gross margin, and profitability metrics as determined by the board of directors. Stock compensation expense for these awards is recorded over the vesting period based on the grant date fair value of the awards and probability of the achievement of specified performance targets. The grant date fair value is equal to the closing share price of the Company’s common stock on the date of grant. These awards will vest from a minimum of 10 months to a maximum of 34 months service period following the grant date, provided that the recipient is a Company employee at the time of vesting and the performance targets applicable to each award are achieved. The percentage of these awards that vest will depend on the achievement of specified performance targets at the end of the performance period and can range from 0% to 140% of the number of units granted.

A summary of the Company’s performance-based restricted stock units activity during the nine months ended June 30, 2025 was as follows:

(in thousands, except per share data)	Shares	Weighted average grant date fair value per share
Nonvested shares at September 30, 2024	1,166	$27.01
Granted	1,401	47.24
Vested/Issued	(311)	44.90
Forfeited	(313)	31.72
Nonvested shares at June 30, 2025	1,943	$37.97

As of June 30, 2025, the unrecognized compensation costs related to these awards was $45.2 million based on the maximum achievement of the performance targets. The Company expects to recognize those costs over a weighted average period of 1.7 years. The total grant date fair value of performance-based restricted stock units awarded during the nine months ended June 30, 2025 was $66.2 million.

Stock Options
A summary of the Company’s stock options including the performance-based stock options during the nine months ended June 30, 2025 was as follows:

(in thousands, except per share data)	Shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at September 30, 2024	1,892	$29.60	4.57	$37,840
Forfeited	(100)	54.63	—	—
Exercised	(329)	16.85	—	8,700
Outstanding at June 30, 2025	1,463	$30.77	3.83	$17,537
Vested and exercisable at June 30, 2025	1,462	$30.73	3.83	$17,537
As of June 30, 2025, the unrecognized compensation costs related to these awards was immaterial. The Company expects to recognize those costs over a weighted average period of 0.3 years.
2018 Employee Stock Purchase Plan
The number of shares of the Company's common stock reserved for issuance under the 2018 Employee Stock Purchase Plan ("ESPP") at June 30, 2025 was as follows:

(In thousands)	Shares available
Outstanding at September 30, 2024	611
Additional shares authorized	249
Shares issued during the period	(65)
Outstanding at June 30, 2025	795

During the three and nine months ended June 30, 2025, ESPP expenses of $0.6 million and $1.7 million, respectively were recognized. During the three and nine months ended June 30, 2024, ESPP expenses of $0.5 million and $1.3 million, respectively were recognized.

15. Net Income (Loss) Per Share
The following table sets forth the computation of the Company’s basic and diluted net loss per share:

	Three Months Ended June 30,
(in thousands, except per share data)	2025	2024
Numerator:
Net income (loss)	$20,390	$(85,571)
Denominator:
Weighted average shares used in computing net income (loss) per share, basic	59,995	58,145
Effect of dilutive securities:
Stock options	483	—
Restricted stock units	124	—
Performance-based restricted stock units	548	—
Employee stock purchase plan	14	—
Weighted average shares used in computing net income (loss) per share, diluted	61,164	58,145
Net income (loss) per share, basic	$0.34	$(1.47)
Net income (loss) per share, diluted	$0.33	$(1.47)

	Nine Months Ended June 30,
(in thousands, except per share data)	2025	2024
Numerator:
Net loss	$(50,532)	$(174,071)
Denominator:
Weighted average shares used in computing net income (loss) per share, basic and diluted	59,600	57,806
Net loss per share, basic and diluted	$(0.85)	$(3.01)

The potentially dilutive common shares that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive for the periods presented are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Shares subject to options (including performance options) to purchase common stock	249	2,020	1,463	2,020
Unvested restricted stock units and performance stock units	3,470	3,552	4,015	3,552
Shares subject to employee stock purchase plan	—	86	75	86
Total	3,719	5,658	5,553	5,658

16. Liability Related to the Sales of Future Revenue
On October 21, 2024, the Company executed the Royalty Purchase Agreement with XOMA (US) LLC ("XOMA Royalty"). Under the Royalty Purchase Agreement, XOMA Royalty provided Twist Bioscience an upfront payment of $15.0 million in cash in exchange for the right to receive half of the future potential milestone and royalty payments resulting from certain antibody discovery and biopharma services agreements between the Company and its customers ("underlying customer agreements"). The terms of the underlying customer agreements provide for milestone and royalty payments to the Company contingent upon the Company's customers achieving certain clinical, regulatory, development and commercial milestones. Under the terms of the underlying customer agreements, the Company has significant continuing involvement as the Company has ongoing obligations such as services to support the generation of these milestone and royalty payments. As such, the Company applied the guidance under ASC 470, Debt, and recorded the upfront payment of $15.0 million as a liability related to the sale of future revenue, which will be amortized using the effective interest method over the estimated term of the Royalty Purchase agreement.
As milestone and royalty payments are remitted to XOMA Royalty, the balance of the liability related to the sale of future revenue will be effectively repaid over the term of the Royalty Purchase Agreement. In addition, in accordance with ASC 470, Debt, the Company will account for any milestone and royalty payments received in the future as revenue.
The estimate of the effective interest rate contains significant assumptions regarding the timing and amount of expected milestone and royalty payments, which are considered Level 3 fair value inputs, and impact the interest expense that will be recognized over the term of the Royalty Purchase Agreement. As of June 30, 2025, the Company's estimate of aggregate future milestone and royalty payments expected to be paid to XOMA Royalty over the term of the Royalty Purchase Agreement did not exceed $15.0 million, therefore, no imputed interest expense has been recorded during the nine months ended June 30, 2025.

17. Impairment of long-lived assets
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
To measure the impairment loss, the Company estimated the fair value of the Biopharma asset group by applying a discounted cash flow method. In applying the discounted cash flow method, the Company made certain estimates and assumptions including, among others, the level and timing of revenues, costs and expenses, working capital and discount rate. The Company used a discount rate of approximately 14%, which considers the inherent risks associated with the Biopharma asset group.

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

As a result of allocating the impairment, the Company recorded the following impairment charges, which are included in “Impairment of long-lived assets” on our condensed consolidated statements of operations and comprehensive loss for the three and nine months ended June 30, 2024:

Three and Nine Months Ended
(in thousands)	2024
Property and equipment	$9,066
Finite-lived intangible assets	35,864
Total	$44,930
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
Since our inception, we have incurred net losses each year. Our net income for the three months ended June 30, 2025 was $20.4 million due to sale of DNA Data Storage business compared to net loss of $85.6 million, which included impairment of long-lived assets of $44.9 million for the three months ended June 30, 2024. As of June 30, 2025, we have accumulated net deficit of $1,292.4 million and cash, cash equivalents and short-term investments of $250.8 million. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the success of our existing products and the development and commercialization of additional products in the synthetic biology and biologic drug industries as well as leveraging our investment in our manufacturing facility in Wilsonville, Oregon.
We sold our DNA Data Storage business to Atlas Data Storage, Inc. ("Atlas"), a newly formed company, that will focus solely on DNA data storage technology and commercialization, with $155.0 million in seed financing round from third-party investors. The purpose of the transaction is to unlock value by accelerating data storage technology development and allowing each company to focus strategically on its unique products, customers and investors. Under the terms of the contribution agreement executed with Atlas, we assigned and licensed our DNA data storage technology to Atlas in exchange of receiving a minority ownership interest upon close, an upfront cash payment and a secured promissory note. We retain an ownership stake in Atlas and may participate in the upside of DNA data storage through future technology and commercial milestone payments, and a revenue share through royalties on future sales of Atlas’ products and services.

Financial highlights from three months ended June 30, 2025, compared to the three months ended June 30, 2024, include the following:
•Increase in revenues of 18% to $96.1 million from $81.5 million, primarily due to growth in NGS tools and synthetic genes revenues;
•Gross margin increased to 53.4% from 43.3% mainly due to increase in revenues and holding manufacturing costs relatively flat;

•Loss from operations decreased to $30.1 million from $88.9 million primarily due to impairment of long-lived assets recorded in the three months ended June 30, 2024 and increases in revenues and gross profit in the three months ended June 30, 2025;
•Net cash used in operating activities decreased to $1.4 million from $6.4 million.
•Gain on the sale of DNA digital data storage business of $48.8 million.
Results of Operations
Comparison of the Three Months Ended June 30, 2025 and 2024
Revenues

	Three Months Ended June 30,
(in thousands, except percentages)	2025	2024	Change	%
Revenues	$96,057	$81,464	$14,593	18%
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

	Three Months Ended June 30,
(in thousands, except percentages)	2025	%	2024	%
Americas	$59,387	62%	$51,389	61%
EMEA	30,742	32%	23,581	30%
APAC	5,928	6%	6,494	9%
Total revenues	$96,057	100%	$81,464	100%

Revenues by Product
The table below summarized revenues by product:

	Three Months Ended June 30,
(in thousands, except percentages)	2025	%	2024	%
Synthetic genes	$27,680	29%	$24,948	29%
Oligo pools	5,423	6%	4,166	6%
DNA libraries	2,056	2%	3,848	5%
Antibody discovery	5,614	6%	5,102	6%
NGS tools	55,284	57%	43,400	54%
Total revenues	$96,057	100%	$81,464	100%

Revenues by Industry
The table below summarized revenues by industry:

	Three Months Ended June 30,
(in thousands, except percentages)	2025	%	2024	%
Industrial chemicals/materials	$23,103	24%	$23,188	27%
Academic research	15,931	17%	14,892	18%
Healthcare	56,375	58%	42,823	54%
Food/agriculture	648	1%	561	1%
Total revenues	$96,057	100%	$81,464	100%

Product Shipments Including Synthetic Genes
The table below summarized product shipments including synthetic genes:

	Three Months Ended June 30,
	June 30,	March 31	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,
(in thousands)	2025	2025	2024	2024	2024	2024	2023	2023
Number of genes shipped	237	227	205	196	212	193	171	177

The number of customers who purchased products from us were approximately 2,484 and 2,300 customers for the three months ended June 30, 2025 and 2024, respectively.
Revenues increased 18% to $96.1 million for the three months ended June 30, 2025, as compared to $81.5 million for the three months ended June 30, 2024. The increase in revenues primarily reflects growth in NGS tools revenue of $11.9 million and growth in synthetic genes revenue of $2.7 million, which is primarily attributable to increase in revenues from our customers in the healthcare and academic research industries and an increase in the number of customers. The number of our genes shipped in the three months ended June 30, 2025 increased to approximately 237,000 genes compared to approximately 212,000 genes in the three months ended June 30, 2024, an increase of 12%.
Cost of Revenues

	Three Months Ended June 30,
(in thousands, except percentages)	2025	2024	Change	%
Cost of revenues	$44,760	$46,193	$(1,433)	(3)%
Gross profit	$51,297	$35,271	$16,026	45%
Gross margin	53.4%	43.3%	10.1%

Cost of revenues decreased 3% to $44.8 million for the three months ended June 30, 2025, as compared to $46.2 million for the three months ended June 30, 2024. The decrease is primarily attributable to a decrease in depreciation and amortization expense of $1.7 million due to impairment of long-lived assets in fiscal year 2024, a decrease in production overheads including facilities, IT services, and laboratory supplies of $0.5 million and a decrease in material costs of $0.3 million. This decrease was partially offset by an increase in stock-based compensation expense of $1.0 million. Gross margin increased 10.1% to 53.4% for the three months ended June 30, 2025, as compared to 43.3% for the three months ended June 30, 2024, mainly due to increase in revenues and holding manufacturing costs relatively flat and driving additional cost savings through continuous process improvement.

Research and Development Expenses

	Three Months Ended June 30,
(in thousands, except percentages)	2025	2024	Change	%
Research and development	$18,047	$22,469	$(4,422)	(20)%

Research and development expenses decreased 20% to $18.0 million for the three months ended June 30, 2025, as compared to $22.5 million for the three months ended June 30, 2024. The decrease is primarily due to decreases in personnel costs of $2.4 million, stock-based compensation expenses of $1.5 million and depreciation expense of $0.6 million. The reduction in personnel expense and stock-based compensation expense is mainly due to the transition of the DNA digital data storage employees related to the sale of DNA digital data storage business during three months ended June 30, 2025.
Selling, General and Administrative Expenses

	Three Months Ended June 30,
(in thousands, except percentages)	2025	2024	Change	%
Selling, general and administrative	$63,370	$56,794	$6,576	12%

Selling, general and administrative expenses increased 12% to $63.4 million for the three months ended June 30, 2025, as compared to $56.8 million for the three months ended June 30, 2024. The increase is primarily due to increases in stock-based compensation expense of $2.8 million, personnel costs of $1.9 million, marketing costs of $1.3 million, and IT services costs of $1.0 million. This increase was offset by decrease in other third party spending of $1.0 million.

Impairment of long-lived assets

	Three Months Ended June 30,
(in thousands, except percentages)	2025	2024	Change	%
Impairment of long-lived assets	$—	$44,930	$(44,930)	(100)%

We recognized impairment of intangible assets and property and equipment of $44.9 million related to the Biopharma asset group during the three months ended June 30, 2024.

Gain on Sale of business

	Three Months Ended June 30,
(in thousands, except percentages)	2025	2024	Change	%
Gain on sale of business	$48,847	$—	$48,847	N/A

We recognized gain on sale of business of $48.8 million related to the sale of our DNA digital data storage business during three months ended June 30, 2025.

Interest and Other Income (Expense), net

	Three Months Ended June 30,
(in thousands, except percentages)	2025	2024	Change	%
Interest income	$2,690	$3,663	$(973)	(27)%
Other income (expense), net	(836)	(121)	(715)	591%
Total interest and other income (expense), net	$1,854	$3,542	$(1,688)	(48)%

Interest income decreased 27% to $2.7 million for the three months ended June 30, 2025, as compared to $3.7 million for the three months ended June 30, 2024, due to lower cash equivalents and short-term investments balance.
Income Tax Expense

	Three Months Ended June 30,
(in thousands, except percentages)	2025	2024	Change	%
Income tax expense	$(191)	$(191)	$—	—%

We recorded an income tax provision of $0.2 million and $0.2 million for the three months ended June 30, 2025 and June 30, 2024, respectively.

Comparison of the Nine Months Ended June 30, 2025 and 2024
Revenues

	Nine Months Ended June 30,
(in thousands, except percentages)	2025	2024	Change	%
Revenues	$277,563	$228,264	$49,299	22%
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

	Nine Months Ended June 30,
(in thousands, except percentages)	2025	%	2024	%
Americas	$168,285	61%	$141,221	62%
EMEA	89,688	32%	67,064	29%
APAC	19,590	7%	19,979	9%
Total revenues	$277,563	100%	$228,264	100%

Revenues by Product
The table below summarized revenues by product:

	Nine Months Ended June 30,
(in thousands, except percentages)	2025	%	2024	%
Synthetic genes	$82,387	30%	$67,031	28%
Oligo pools	15,228	6%	12,295	6%
DNA libraries	7,867	3%	10,318	4%
Antibody discovery	17,009	6%	15,029	7%
NGS tools	155,072	55%	123,591	55%
Total revenues	$277,563	100%	$228,264	100%

Revenues by Industry
The table below summarized revenues by industry:

	Nine Months Ended June 30,
(in thousands, except percentages)	2025	%	2024	%
Industrial chemicals/materials	$67,101	24%	$59,730	25%
Academic research	50,004	18%	42,387	18%
Healthcare	158,510	57%	124,637	56%
Food/agriculture	1,948	1%	1,510	1%
Total revenues	$277,563	100%	$228,264	100%

Revenues increased 22% to $277.6 million for the nine months ended June 30, 2025, as compared to $228.3 million for the nine months ended June 30, 2024. The increase in revenues primarily reflects growth in NGS tools revenue of $31.5 million and growth in synthetic genes revenue of $15.4 million, which is primarily attributable to an increase in revenues from our customers in the healthcare, industrial chemicals/materials and academic research industries and an increase in the number of customers. The number of our genes shipped in the nine months ended June 30, 2025 increased to approximately 669,000 genes compared to approximately 576,000 genes in the nine months ended June 30, 2024, an increase of 16%.
Cost of Revenues

	Nine Months Ended June 30,
(in thousands, except percentages)	2025	2024	Change	%
Cost of revenues	$137,398	$133,148	$4,250	3%
Gross profit	$140,165	$95,116	$45,049	47%
Gross margin	50.5%	41.7%	8.8%

Cost of revenues increased 3% to $137.4 million for the nine months ended June 30, 2025, as compared to $133.1 million for the nine months ended June 30, 2024. The increase is primarily attributable to increases in material costs of $7.3 million due to higher sales volume, stock-based compensation expense of $2.3 million and production overheads costs including facilities, IT services, and laboratory supplies of $0.8 million. The increase was partially offset by decreases in depreciation and amortization expense of $4.4 million due to impairment of long-lived assets in fiscal year 2024 and outside services costs of $1.7 million. Gross margin increased 8.8% to 50.5% for the nine months ended June 30, 2025, as compared to 41.7% for the nine months ended June 30, 2024, mainly due to increase in revenues and holding manufacturing costs relatively flat and driving additional cost savings through continuous process improvement..

Research and Development Expenses

	Nine Months Ended June 30,
(in thousands, except percentages)	2025	2024	Change	%
Research and development	$63,271	$69,718	$(6,447)	(9)%

Research and development expenses decreased 9% to $63.3 million for the nine months ended June 30, 2025, as compared to $69.7 million for the nine months ended June 30, 2024. The decrease is primarily due to a decrease in personnel costs of $3.3 million, stock-based compensation expense of $1.4 million and depreciation expense of $1.5 million. The reduction in personnel expense and stock-based compensation expense is mainly due to the transition of the DNA digital data storage employees related to the sale of DNA digital data storage business during nine months ended June 30, 2025.
Selling, General and Administrative Expenses

	Nine Months Ended June 30,
(in thousands, except percentages)	2025	2024	Change	%
Selling, general and administrative	$183,219	$165,256	$17,963	11%

Selling, general and administrative expenses increased 11% to $183.2 million for the nine months ended June 30, 2025, as compared to $165.3 million for the nine months ended June 30, 2024. The increase is primarily due to an increase in stock-based compensation expense of $8.9 million, personnel costs of $3.8 million, marketing costs of $1.2 million and other third party spending of $2.5 million.

Impairment of long-lived assets

	Nine Months Ended June 30,
(in thousands, except percentages)	2025	2024	Change	%
Impairment of long-lived assets	$—	$44,930	$(44,930)	(100)%

We recognized impairment of intangible assets and property and equipment of $44.9 million related to the Biopharma asset group during the nine months ended June 30, 2024.

Gain on Sale of business

	Nine Months Ended June 30,
(in thousands, except percentages)	2025	2024	Change	%
Gain on sale of business	$48,847	$—	$48,847	N/A

We recognized gain on sale of business of $48.8 million related to sale of DNA digital data storage business during nine months ended June 30, 2025.

Interest and Other Income (Expense), net

	Nine Months Ended June 30,
(in thousands, except percentages)	2025	2024	Change	%
Interest income	$8,731	$11,724	$(2,993)	(26)%
Other expense	(1,323)	(351)	(972)	277%
Total interest and other income (expense), net	$7,408	$11,373	$(3,965)	(35)%

Interest income decreased 26% to $8.7 million for the nine months ended June 30, 2025, as compared to $11.7 million for the nine months ended June 30, 2024, due to lower cash equivalents and short-term investments balance.

Income Tax Expense

	Nine Months Ended June 30,
(in thousands, except percentages)	2025	2024	Change	%
Income tax expense	$(462)	$(656)	$194	(30)%

We recorded an income tax provision of $0.5 million and $0.7 million for the nine months ended June 30, 2025 and June 30, 2024, respectively.

Liquidity and Capital Resources
Sources of Liquidity
To date, we have financed our operations principally through public equity raises, private placements of our convertible preferred stock, borrowings from credit facilities and revenue from our commercial operations. At June 30, 2025, we had a balance of $201.4 million of cash and cash equivalents and $49.4 million in short-term investments.
During the nine months ended June 30, 2025, we received an upfront payment of $15.0 million from XOMA (US) LLC ("XOMA") in cash in exchange for XOMA's right to receive half of the future potential milestone and royalty payments resulting from existing antibody discovery and biopharma services collaborations with the Company’s partners. We accounted for the transaction as liability for the sale of future revenue under the accounting guidance for sale of future revenues (see note 15 of the condensed consolidated financial statements included elsewhere in this Form 10-Q).
On May 2, 2025, the Company executed the Contribution Agreement with Atlas for the sale and transfer of its DNA digital data storage assets including the related intellectual property, equipment and contracts and the license of certain other intellectual property and the license of certain other intellectual property for a consideration of 73.0 million shares of Series Seed-1 Preferred Shares of Atlas, upfront cash consideration of $2.5 million, promissory notes of $2.0 million issued by Atlas, contingent manufacturing and commercial milestone payments of up to $75.0 million, and royalty payments based on a percentage of Atlas sales of the DNA data storage products (see note 15 of the condensed consolidated financial statements included elsewhere in this Form 10-Q).
Operating Capital Requirements
Our primary uses of capital are, and we expect will continue to be for the near future, compensation and related expenses, manufacturing costs, laboratory and related supplies, legal and other regulatory expenses and general overhead costs and capital expenditures. We had $10.3 million in commitments for capital expenditures as of June 30, 2025.

Cash Flows
The following table summarizes our sources and uses of cash and cash equivalents:

	Nine Months Ended June 30,
(in thousands)	2025	2024
Net cash used in operating activities	$(35,814)	$(48,774)
Net cash provided by (used in) investing activities	(12,359)	(1,786)
Net cash provided by financing activities	22,966	3,263

Operating Activities
Net cash used in operating activities was $35.8 million during the nine months ended June 30, 2025 primarily due to a net loss of $50.5 million adjusted for non-cash items including depreciation and amortization expense of $18.8 million, stock-based compensation expense of $48.4 million, gain on sale of business of $48.8 million and a net cash outflow from operating assets and liabilities of $5.6 million. The net cash outflow from operating assets and liabilities was mainly due to an increase in accounts receivable of $15.2 million due to the increase in revenues and the timing of collections, increases in inventories of $1.9 million and prepaid and other current assets of $1.8 million, a decrease in accrued compensation of $4.7 million offset by increases in accounts payable of $9.6 million, other liabilities of $5.5 million and accrued expenses of $3.4 million. The changes in accrued compensation, accrued expenses, and accounts payable are due to timing of payments to vendors and employees.

Net cash used in operating activities was $48.8 million during the nine months ended June 30, 2024 and consisted primarily of a net loss of $174.1 million adjusted for non-cash items including depreciation and amortization expense of $24.8 million, stock-based compensation expense of $38.6 million, impairment of long-lived assets of $44.9 million and a net change in operating assets and liabilities of $16.6 million. The change in operating assets and liabilities was mainly due to decreases in accounts receivable of $11.4 million due to the timing of collections, inventories of $3.6 million, other non-current assets of $0.5 million, accounts payable of $6.9 million and other liabilities of $1.8 million offset by increases in prepaid expenses of $0.2 million, accrued compensation of $5.9 million and accrued expenses of $4.1 million.

Investing Activities
Net cash used in investing activities was $12.4 million during the nine months ended June 30, 2025, which consisted of the purchases of property and equipment of $15.6 million offset by the proceeds from the sale of our data storage business of $2.5 million and the net impact of purchases and maturity of investments of $0.7 million.
Net cash used in investing activities was $1.8 million during the nine months ended June 30, 2024, which consisted of the purchases of laboratory property, equipment and computers of $3.1 million offset by the proceeds from the net impact of purchases and maturity of investments of $1.3 million.
Financing Activities
Net cash provided by financing activities was $23.0 million in the nine months ended June 30, 2025, which consisted of $15.0 million from XOMA for the sale of future revenue, $5.6 million from the exercise of stock options and $2.4 million proceeds from issuance of shares under the ESPP.
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
Critical Accounting Policies and Significant Management Estimates
The preparation of our Condensed Consolidated Financial Statements in accordance with generally accepted accounting principles in the United States of America requires management to make estimates and judgments that affect the reported amounts in the financial statements and related disclosures. On an ongoing basis, we evaluate our significant accounting policies and estimates. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates are assessed each period and updated to reflect current information. Actual results may differ significantly from these estimates. A summary of our critical accounting policies and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K. There were no changes to our critical accounting policies and estimates during the nine months ended June 30, 2025 other than the updates to the critical accounting policies and estimates set forth below.

Calculation of Gain on Sale of business
On May 2, 2025, we measured the fair value of our investment in Series Seed-1 Preferred Stock of Atlas using the backsolve method with consideration for a lack of marketability. The backsolve method was used to solve for the implied total equity value based on the recent Series Seed financing round by Atlas to third-party investors. Consideration was given to the rights and preferences of each of the classes of equity of Atlas and the expected time to a liquidity event. An option pricing allocation method, or OPM, was selected to allocate the total equity value. The OPM treats ordinary shares and preferred shares as call options on the total equity value of a company, with exercise prices based on the value thresholds at which the allocation among the various holders of a company’s securities changes. Under this method, the Series Seed-1 Preferred Stock held by the Company will have value only if the funds available for distribution to shareholders exceeded the value of the Preferred Shares’ liquidation preference at the time of the liquidity event, such as a strategic sale or a merger.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025, which is the end of the period covered by this Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures were effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our Annual Report on Form 10-K filed with the SEC on November 18, 2024, as updated and supplemented in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q filed with the SEC on May 5, 2025, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K. We may disclose changes to risk factors or additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Plans
On May 7, 2025, Dennis Cho, the Company's Chief Legal Officer and Corporate Secretary, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “10b5-1 Plan”). Mr. Cho’s 10b5-1 Plan provides for the potential sale of up to 31,945 shares of the Company’s common stock and will expire on the earlier of May 15, 2026 or the date when all shares under Mr. Cho’s 10b5-1 Plan are sold.
On May 8, 2025, Adam Laponis, the Company's Chief Financial Officer, adopted a 10b5-1 Plan. Mr. Laponis’ 10b5-1 Plan provides for the potential sale of up to 24,000 shares of the Company’s common stock and will expire on the earlier of August 20, 2026 or the date when all shares under Mr. Laponis’ 10b5-1 Plan are sold.
On May 13, 2025, Patrick Finn, the Company's President & Chief Operating Officer, adopted a 10b5-1 Plan. Mr. Finn’s 10b5-1 Plan provides for the potential sale of up to 97,496 shares of the Company’s common stock and will expire on the earlier of May 13, 2026 or the date when all shares under Mr. Finn’s 10b5-1 Plan are sold.
On May 27, 2025, Emily M. Leproust, the Company's Chief Executive Officer, adopted a 10b5-1 Plan. Dr. Leproust’s 10b5-1 Plan provides for the potential sale of up to 458,276 shares of the Company’s common stock and will expire on the earlier of September 16, 2026 or the date when all shares under Dr. Leproust’s 10b5-1 Plan are sold.

Item 6. Exhibits

Exhibit Number	Description	Filed / Furnished / Incorporated from Form	Incorporated by Reference from Exhibit Number	Date Filed
10.1*	Contribution Agreement by and between Twist Bioscience Corporation and Altas Data Storage, Inc., dated May 2, 2025.	Filed herewith

10.2*	License Agreement by and between Twist Bioscience Corporation and Atlas Data Storage, Inc., dated May 2, 2025.	Filed herewith

10.3*	MES Software License Agreement by and between Twist Bioscience Corporation and Atlas Data Storage, Inc., dated May 2, 2025	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by Chief Executive Officer.	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by Chief Financial Officer.	Filed herewith

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.	Furnished herewith

32.2†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.	Furnished herewith

101
The following materials from Twist Bioscience Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.
Filed herewith

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (included in Exhibit 101).	Filed herewith

*	Certain information in this exhibit and exhibits or schedules thereto has been omitted pursuant to Regulation S-K Item 601(a)(5) and/or Item 601(b)(10)(iv) because it is both (i) not material and (ii) the type that Twist Bioscience Corporation customarily and actually treats as private and confidential. An unredacted copy of the exhibit or schedule will be furnished on a supplemental basis to the SEC upon request; provided that Twist Bioscience Corporation may request confidential treatment for any exhibit or schedule so furnished.
†	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Twist Bioscience Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, regardless of any general incorporation language contained in any filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 4, 2025	Twist Bioscience Corporation

	By:	/s/ Adam Laponis
Adam Laponis
Chief Financial Officer
(Authorized officer)