Form 10-K
period 2025-09-30
Twist Bioscience Corp
filed 2025-11-17
CIK 1581280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of March 31, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of common stock held by non-affiliates of the registrant was approximately $2.32 billion based upon the closing sale price on the Nasdaq Global Select Market reported for such date.
The number of shares of the Registrant’s common stock outstanding as of November 13, 2025, was 61,148,026.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement to be filed in connection with its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

TWIST BIOSCIENCE CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2025

Forward-looking statements
This Annual Report on Form 10-K for the fiscal year ended September 30, 2025 (this "Form 10-K"), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements relate to, among other matters, plans for product development and licensing to third parties, expectations regarding market penetration, anticipated customer conversions to our products, plans to expand in the international markets, and identification and development of potential antibody candidates. Forward-looking statements are also identified by the words “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” and variations of such words and similar expressions. You should not rely upon forward-looking statements as predictions of future events. Such statements are based on management’s expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results, events or circumstances to differ materially from those expressed or implied in our forward-looking statements. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
•our ability to increase our revenue and our revenue growth rate;
•our ability to accurately estimate capital requirements and our needs for additional financing;
•our estimates of the size of our market opportunities;
•our ability to increase DNA production, reduce turnaround times and drive cost reductions for our customers;
•our ability to effectively manage our growth and maintain and improve operational efficiency, cost control, and gross margin as we scale;
•our ability to successfully enter new markets and manage our international expansion;
•our ability to comply with evolving international regulatory requirements, including those in the European Union and other key markets;
•our ability to develop and commercialize additional products in the synthetic biology, biologic drug industries, including our portfolio of Express products;
•our ability to leverage our investment in our manufacturing facility in Wilsonville, Oregon;
•our ability to protect our intellectual property, including our proprietary DNA synthesis platform;
•costs associated with defending intellectual property infringement and other claims;
•the effects of increased competition in our business;
•our ability to keep pace with rapid changes in technology and evolving competitive dynamics;
•our ability to integrate and leverage artificial intelligence and machine learning technologies to improve operational efficiency, product development, and customer solutions;
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
•uncertainty as to economic and market conditions and the impact of adverse economic conditions; and
•other risk factors included under the section titled “Risk Factors"
You should not rely upon forward-looking statements as predictions of future events. Such statements are based on management’s expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results, events or circumstances to differ materially from those expressed or implied in our forward-looking statements.
Readers are urged to carefully review and consider all of the information in this Form 10-K and in other documents we file from time to time with the Securities and Exchange Commission (the "SEC"). We undertake no obligation to update any forward-looking statements made in this Form 10-K to reflect events or circumstances after the date of this filing or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.
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
* * * * *

PART I

Item 1.Business
At Twist Bioscience Corporation, we work in service of our customers who are changing the world for the better. In fields such as health care, food/agriculture, industrial chemicals/materials and academic research, by using our products, our customers are developing ways to better lives and improve the sustainability of the planet. We believe Twist Bioscience is uniquely positioned to help accelerate their efforts and the faster our customers succeed, the better for all of us.
We have developed a disruptive DNA synthesis platform to industrialize the engineering of biology. The core of our platform is a proprietary technology that pioneers a new method of manufacturing synthetic DNA by “writing” DNA on a silicon chip. We have miniaturized traditional chemical DNA synthesis reactions to write over 1,000,000 pieces of DNA (oligonucleotides) up to 500 bases through direct synthesis on each silicon chip, approximately the size of a large mobile phone, reducing by 99.8% the amount of chemicals we estimate would be used per gene as compared to plate-based synthesis. We have combined our silicon-based DNA writing technology with proprietary software, scalable commercial infrastructure and an e-commerce platform to create an integrated technology platform that enables us to achieve high levels of quality, precision, automation, and manufacturing throughput at a significantly lower cost and quicker than our competitors.
Building from this platform, we deliver products and services for a wide range of uses and markets. We have applied our unique technology to manufacture a broad range of products, including synthetic genes, tools for next generation sequencing ("NGS"), sample preparation, and both products and services for drug discovery and development, all designed to enable our customers to conduct research more efficiently and effectively. We sell our products and services to a global customer base of more than 3,800, customers across a broad range of industries.
We believe our products and services enable a broad range of applications that may ultimately improve health and the sustainability of the planet across multiple industries, including:
•healthcare for the identification, prevention, diagnosis and treatment of disease (antibody discovery and optimization technology);
•chemicals/materials for cost-effective and sustainable production of new and existing specialty chemicals and materials, such as spider silk, nylon, rubber, fragrances, food flavors and food additives;
•food/agriculture for more effective and sustainable crop production; and
•academic research for a broad range of education and discovery applications.
Background
We currently generate revenue through our synthetic biology and NGS tools product lines as well as biopharma services for antibody discovery, optimization and development. In addition, we are leveraging our platform to expand our portfolio to include other products and services to address additional market opportunities.
In fiscal year 2025, we served more than 3,800 customers and reported $376.6 million in revenue, including $215.1 million in revenue from the healthcare sector, $93.2 million in revenue from the chemicals/materials sector, $65.9 million in revenue from the academic research sector and $2.4 million in revenue from the food/agriculture sector.

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
Synthetic DNA is the fundamental building block that allows researchers to engineer biology. Synthetic DNA is a foundational product enabling the entire bioeconomy, with synthetic biology alone expected to have a $2-4 trillion global impact by 2030-2040. The National Security Commission on Emerging Biotechnology recognized synthetic DNA as a critical choke point in many supply chains, making broad access important for many industries. In addition to synthetic DNA, we offer RNA products and proteins to fuel discoveries through the design-build-test-learn cycle.
Next-Generation Sequencing
Our NGS tools play an integral role in the way our customers prepare their patient samples to be sequenced. NGS has transformed many markets in recent years by changing the landscape of diagnosing disease and disorders and offers a path to prevent or treat disease. Some of the markets impacted by NGS include cancer diagnosis and care, reproductive health, food/agriculture, consumer genomics, infectious disease research and drug discovery. As NGS technology improves and the cost of sequencing declines, new emerging markets that were once considered impractical, such as therapy selection, population-scale sequencing, liquid biopsy (a test that detects multiple types of cancer from a single blood sample), minimal residual disease ("MRD") testing and single cell sequencing, have become major areas of interest and investment.
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
The ability of the Twist DNA synthesis platform to precisely manufacture target enrichment probes at large scale has dramatically increased the types of projects that can now be addressed using NGS technologies. In addition to target enrichment, we offer innovative and application-specific library preparation with Twist-developed enzymes, buffers, beads, unique dual indexes ("UDIs"), unique molecular identifiers ("UMIs"), adapters and more. Our platform has unlocked new applications, improved data quality, and dramatically expanded the types of scientific questions that can be answered using NGS. In addition, the speed of our DNA synthesis platform enables customers to quickly deploy NGS technologies to applications where the time to answer is critical.
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

Our Products
We have developed multiple products derived from synthetic DNA and our versatile DNA synthesis technology. Our current offering consists of two primary product lines, synthetic biology tools and NGS tools, that address different needs of our customers across a variety of applications as well as a biopharma service offering. As we have moved further up the value chain from fragments to genes to preps to proteins and beyond, the strategic connection between our synbio and biopharma groups tightens. More customers now leverage both products and services to accelerate discovery and identify breakthrough therapeutics. This growing convergence highlights the power of our integrated platform and reinforces Twist’s unique position to serve the full spectrum of innovation in discovery.
Synthetic Biology Products
Synthetic Genes and Gene Fragments
Synthetic genes are manufactured strands of DNA. Customers (biotech, pharma, industrial chemical, agricultural companies as well as academic labs) order our synthetic genes to conduct a wide range of research, including product development for therapeutics, diagnostics, chemicals/materials, food/agriculture as well as a multitude of emerging applications within academic research. Virtually all research and development of this type requires trial and error, and our customers require many variations of genes to find the DNA sequence that achieves their objectives.
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
In fiscal year 2024, we expanded our Express product portfolio to include many other products including Multiplexed Gene Fragments and IgG proteins on a fast turnaround timeline. Our ability to provide this rapid turnaround for products at scale differentiates us from our competitors.
Oligonucleotide, or Oligo Pools
Oligo pools, or high diversity collections of oligonucleotides, are utilized in many applications, including targeted NGS, CRISPR gene editing, mutagenesis experiments, DNA origami (the nanoscale folding of DNA to create two- and three-dimensional shapes at the nanoscale), among others. Our oligo pools are also used for high-throughput reporter assays to study cell signaling pathways, gene regulation and the structure of cell regulatory elements. For these applications, we provide customers with accurate and uniform synthetic oligos to precisely match their required designs.
We sell a diverse, customizable set of oligo pools, ranging from a few hundred oligos to over one million, and offer oligonucleotides of up to 500 nucleotides in length, with an error rate of 1:3000 nucleotides. In fiscal year 2024, we added an offering of cloned oligo pools to further enable researchers.
IgG Proteins
Pairing the automation in our synthetic biology platform along with our expertise in antibody discovery, we introduced an immunoglobulin G ("IgG") protein offering for our customers focused on the pursuit of drug discovery and development. In the process of antibody discovery, antibody fragments (Fab, small chain fragment variable (scFv) or VHH) must be reformatted to full IgGs. Leveraging our silicon-based synthesis platform, we provide customers with a high throughput IgG capability, removing this bottleneck from the antibody discovery process. We offer standard and Express turnaround times in both CHO and HEK293 cell lines as well as a wide variety of antibody characterization assays.
NGS Tools
Building from our DNA synthesis platform, we have developed products to enable NGS. Our products work on multiple sequencing platforms as we are sequencer agnostic. In particular, we are focused on addressing the demand for better sample preparation products that improve sequencing workflow, increase sequencing accuracy, and reduce downstream sequencing costs. Using our silicon-based DNA synthesis platform, we are able to synthesize exact sequences of interest. In the target enrichment process, our synthetic DNA probes bind to the sequence of interest within the sample, acting like a magnet to isolate and physically extract the targeted segment of DNA.
Our NGS products are primarily used within diagnostic tests for various indications including rare disease, SARS-CoV-2 and cancer through liquid biopsy and MRD. In addition, customers use our NGS tools for therapy selection, population genetics research and biomarker discovery, translational research, microbiology and applied markets research. Our customers are primarily diagnostic companies and hospitals, research institutions, agricultural biotechnology companies, and consumer genetics companies conducting diagnostic tests for a wide range of applications.
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
Synthetic Controls
Leveraging our DNA synthesis platform, we offer positive synthetic controls that provide quality control measures for a wide range of applications from assay development to routine testing of samples with both NGS and reverse transcription polymerase chain reaction (RT-PCR) assays.
Drug and Target Discovery Services and Solutions
Biopharma Services
Modern therapeutic targets are increasing in complexity and traditional, single modality platforms are no longer sufficient on their own. Our biopharma services group offers the “discovery trifecta” – in vivo, in vitro and in silico antibody discovery all under one roof. We provide comprehensive discovery services for our partners including library generation, screening, developability assays and antibody expression and characterization that result in ultra fast lead selection and engineering, which can mean a faster path in the race to the clinic.
Partnerships with Leading Companies
We have several avenues available to monetize our antibody discovery programs. Partnerships for our antibody development platforms require us to provide rapid, high quality, fit for purpose antibodies based on one or more targets and functional criterion provided to us by the customer.
We provide end-to-end services, whereby customers can choose to design and/or purchase libraries, or select various discovery platforms for Twist to characterize antibody candidates that bind to the customer's target(s) of interest. Customers pursuing artificial intelligence (“AI”) enabled antibody discovery platforms may use Twist to generate not only the antibodies of interest but also comprehensive high quality characterization data that is critical for use in the development and refinement of algorithms and subsequently used for the identification of therapeutic antibody candidates with appropriate developability properties. These partnerships generate revenue through licensing fees, fee-for service, as well as, in some cases, the inclusion of success-based milestones for clinical, regulatory and commercial achievements.
To date, we have generated antibody leads to multiple biological targets and these antibody leads are in various stages of early discovery and development.

As of September 30, 2025, we had signed 442 revenue-generating partnerships. Through these partnerships, we had 1182 completed programs and 84 active programs with 82 of the programs including milestones and/or royalties as of September 30, 2025. Some of our partners include Bayer, Boehringer Ingelheim GmbH, Takeda Pharmaceutical Company Limited, Adicet Bio, Ono Pharmaceutical Ltd., Kyowa Kirin, Invetx, Inc., Astellas Pharma Inc. and Neogene Therapeutics, Inc.
In October 2024, we entered into an agreement with XOMA Royalty under which they paid Twist $15 million cash in exchange for 50% of future milestone and royalty payments from our existing collaborations as of the date of signing. We retain all upfront, service and other revenue earned under antibody discovery and biopharma solutions agreements as well as half of future milestones and royalties.
Our Growth Strategy
Our objective is to be the leading provider of synthetic DNA and related solution worldwide, including RNA and proteins, and to leverage our platform to build a leadership position in other life sciences markets in which we have a competitive advantage. We intend to accomplish this objective by executing on the following:
•maintain and expand our position as the provider of choice for high-quality, affordable synthetic DNA, RNA and proteins to customers across multiple industries;
•expand antibody and protein production as well as expand array of characterization assays to support customers conducting therapeutics discovery projects;
•become a leading supplier of NGS sample preparation products for a wide range of applications including liquid biopsy tests, MRD, agricultural genomics and population genomics;
•conduct biopharma services for our current customers and future partners; and
•expand our global presence.
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
We sell our products through a worldwide commercial organization that includes direct sales personnel, commercial consultants in Europe and Asia, an e-commerce platform and distributors. As of September 30, 2025, we employed 278 employees and 5 dedicated commercial consultants in sales, marketing and customer support.
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
•develop new products including mRNA and proteins; and
•expand capabilities for antibody and protein production to support multiple formats and provide a wide array of characterization assays.
Research and development activities are conducted in collaboration with manufacturing activities to help expedite new products from the development phase to manufacturing and to more quickly implement new process technologies. From time to time, our research and development efforts have included participation in technology collaborations with universities and research institutions.
As of September 30, 2025, we employed 91 people in our research and development team.
Patents and Other Intellectual Property Rights
Worldwide, we own or exclusively in-license over 200 issued or allowed patents and more than 250 pending patent applications as of September 30, 2025. In addition to these owned and exclusively licensed patents and pending patent applications, we also license patents on a non-exclusive and/or territory restricted basis. Our intellectual property portfolio includes important patents and patent applications directed to DNA synthesis, NGS and antibody libraries. Our policy is to file patent applications to protect technology, inventions and add improvements that are important to our business. Individual patent terms extend for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance, and the legal term of patents in the countries in which they are obtained.
Manufacturing and Facilities
The production of our products is a highly complex and precise process. We currently manufacture all of our products and multiple sub-assemblies at our manufacturing facilities in South San Francisco, California and Wilsonville, Oregon. We consider our long-lived assets to be ready for their intended use when they are first capable of producing a unit of product that is saleable at which point depreciation of the asset commences. We also outsource some of our sub-assemblies to third party manufacturers. All of our products originate from synthetic DNA obtained from nanostructured clusters fabricated on our proprietary silicon technology platform. Due to its on-demand nature, the gene synthesis business requires manufacturing operations to be in operation 24 hours a day, seven days a week, 365 days per year. For synthetic genes, we have built a highly scalable gene production process with what we believe is industry-leading capacity to address the growing demand of scalable, high-quality, affordable synthetic genes. As of September 30, 2025, we employed 412 people in our manufacturing and operations team.
In addition to synthetic genes, we manufacture oligo pools. The pooling process has been fully automated through a mixture of custom proprietary and over-the-counter liquid handling equipment. We have the capacity to make many millions of high-quality oligos per day that can be used to make genes and gene fragments of various lengths, multiplex gene fragments, oligo pools of various sizes, DNA libraries and NGS tools products. We intend to increase our shipments to leverage our production capacity through our e-commerce platform, and express offerings, which we believe will expand both our market opportunity and our customer base.
The manufacturing process for our NGS tools is highly flexible given the efficiency of our production capability. We have automated the entire workflow using proprietary and over-the-counter laboratory equipment. We have built dedicated production capabilities for our NGS products.
ISO certification
Medical device manufacturers implement a Quality Management System ("QMS") for medical devices to ensure that their products consistently meet regulatory requirements and customer expectations. Implementing a QMS for medical devices is crucial for ensuring patient safety, regulatory compliance, and the overall effectiveness and reliability of medical devices in the market. The international standard International Organization for Standardization (“ISO”) 13485 is widely recognized and provides a framework for developing and maintaining a QMS specific to the medical device industry. We certified our QMS to ISO 13485:2016 standard (Medical devices—Quality management systems—Requirements for regulatory purposes). ISO is a global network of national standards with over 21,000 standards for nearly every aspect of technology and business. ISO has standard bodies in 163 countries. ISO surveillance audits are carried out annually by the registrar (certification body) to ensure we maintain our system in compliance with ISO standards and to demonstrate the continuous improvement of our QMS. Recertification is required every three years, and we have been successfully recertified since obtaining our original ISO certification. Our latest successful surveillance audit took place in September 2025.
In 2020, our QMS for manufacturing NGS Target Enrichment Panels at our South San Francisco facility was certified to ISO 13485:2016, followed by certification of our Wilsonville manufacturing facility in 2023.
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
•throughput and scale; and
•technical support and service.
We face competition from a broad range of providers of core synthetic biology products such as GenScript Biotech Corporation, GENEWIZ (owned by Azenta Life Sciences), Integrated DNA Technologies, Inc. (owned by Danaher Corporation), DNA 2.0 Inc. d/b/a/ ATUM, GeneArt (owned by Thermo Fisher Scientific Inc.), Eurofins Genomics LLC, OriGene Technologies, Inc., Eurofins Genomics Blue Heron, Elegen Corporation, Ansa Biotechnologies, Inc., Telesis Bio, Inc. and others. Additionally, we compete with both large and emerging providers in the life sciences tools and diagnostics industries focused on sample preparation for NGS such as Thermo Fisher Scientific Inc., Illumina, Inc., Integrated DNA Technologies, Inc., Roche Holding AG, New England Bioloabs, Inc., Watchmaker Genomics, Inc. and Agilent Technologies, Inc. In the antibody discovery market, we compete with contract research organizations including Curia Global, Inc., GenScript Biotech Corporation, and Genovac (formerly part of Aldevron, LLC), and antibody discovery biotechnology companies, such as FairJourney Biologics S.A/IONTAS Limited, Adimab, LLC, Distributed Bio (owned by Charles River Laboratories International, Inc.), Ablexis, LLC, Specifica Inc., OmniAb, Inc., Alloy Therapeutics, Inc. and AbCellera Biologics Inc.

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
Full results from our Corporate Responsibility efforts, including our 2025 Corporate Responsibility Report can be found here: https://www.twistbioscience.com/company/corporate-responsibility. The information on our website, including, without limitation, in the 2025 Corporate Responsibility Report, should not be deemed incorporated by reference into this annual report or otherwise “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.
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
Employee Population
As of September 30, 2025, we had 979 employees. Of these employees, 91 were primarily engaged in research and development activities; 278 were primarily engaged in marketing, sales and customer support; 198 were primarily engaged in general and administrative activities; and 412 were primarily engaged in operations and manufacturing, dedicated to manufacturing our synthetic genes, oligo pools, NGS tools, antibody proteins and DNA libraries. None of our employees is represented by a labor union, and we consider our employee relations to be good.
Recruiting, Development and Retention
Recruiting
We believe that our employees are our most important asset. Beginning with the pre-recruitment process, we provide internship opportunities in both scientific and non-scientific fields for students interested in biotechnology and the science, technology, engineering and mathematics (STEM) careers. We engage with local communities to provide expert speakers sharing nontraditional career pathways for the biotechnology field. We partner with community colleges to build our brand as a source of high-quality candidates for every role with the goal of identifying the best possible candidate to fill open positions within the Company.
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
Compensation and Benefits, Health and Wellness
We strive to provide pay, comprehensive benefits and services that help meet the varying needs of our employees. Our total rewards package includes above-market pay; fully covered healthcare benefits for employees, with family member healthcare benefits covered at 90%; onsite services; and other benefits.

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
Employee Communications and Engagement
We employ a variety of tools to facilitate open and direct communication including open forums with executives, employee surveys and engagement through focus groups, forums and committees. We endeavor to further refine our employee programs through our employee engagement survey as well as follow up quarterly pulse surveys. Our most recent survey was conducted in September 2025 where 90% of our employees responded.
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
Government Regulation
Twist Bioscience is a leading provider of synthetic DNA products, serving customers across research, development and commercial applications. We offer a wide range of products intended for "Research Use Only" ("RUO") as well as a limited catalog of NGS tools that have been CE-marked pursuant to, and regulated by, the In Vitro Diagnostic Device Regulation (EU) 2017/746 (the "IVDR"), and sold as in-vitro diagnostic medical devices ("IVDs") in the European market. Our RUO products are sold and promoted for non-diagnostic and non-clinical purposes to academic institutions, life sciences and research laboratories, and biopharmaceutical and biotechnology companies who then integrate our products into their workflows for further commercialization. These products serve as vital research tools, enabling our customers to develop a diverse spectrum of commercial products. However, if we expand our portfolio of IVDs , we may be subject to a variety of specialized regulatory requirements, including those set forth by the U.S. Food and Drug Administration (the "FDA") in the United States and the IVDR in the European Union ("EU").
Aside from certain labeling requirements, we believe that most of our products, as currently marketed, are largely unregulated by governmental bodies, including the FDA. Even so, we recognize that the applications of synthetic biology are rapidly evolving and we are actively involved in supporting our customers who are developing regulated products, including through contract manufacturing and specialized packaging solutions. As such, we may be subject to certain regulatory requirements, directly or indirectly, and maintain a robust QMS to ensure compliance. Furthermore, if we expand our own portfolio of IVDs, we anticipate further engagement with regulatory bodies such as the FDA. We are committed to navigating this evolving landscape and ensuring that our products and services meet the highest quality and regulatory standards. For example, we have been recently evaluated by an external third party who has determined that we have processes in place to support compliance with current Good Manufacturing Practices and to support the required regulatory requirements as future regulations are updated by the FDA. Currently, our QMS adheres to ISO 13485:2016 to ensure the quality and reliability of our products.
RUO is a term applicable to our target enrichment products for the NGS market and is applied to kits sold to this market segment. It is intended to restrict use of the kits to non-in vitro diagnostic purposes. Our NGS target enrichment and library preparation products are used in a more comprehensive workflow for NGS for research purposes only. In the future, we may develop this larger workflow as an in vitro diagnostic, for which we will obtain prior authorization from FDA or other applicable regulatory authorities before commercialization. For example, we launched a limited line of IVDs that are CE-marked and IVDR compliant to support our European customers who are in the in vitro diagnostic medical device market.

FDA
Pursuant to its authority under the Federal Food, Drug, and Cosmetic Act (the "FDC Act"), the FDA has jurisdiction over medical devices. The FDA regulates, among other things, the research, testing, manufacturing, safety, labeling, storage, recordkeeping, premarket clearance or approval, marketing and promotion and sales and distribution of medical devices in the United States to ensure that medical products distributed domestically are not adulterated and are safe and effective for their intended uses. In addition, the FDA regulates the import and export of medical devices.
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
According to the FDA, including the RUO labeling statement will not necessarily render the device exempt from FDA premarket clearance, approval, or other regulatory requirements if the totality of circumstances surrounding the distribution of the product indicate that the manufacturer intended its RUO products for diagnostic use. Such circumstances may include, but are not limited to, the product’s advertising, labeling, or promotion, or the manufacturer’s assistance of a clinical laboratory in validating or verifying a test that incorporates products labeled RUO. This uncertainty exists even if such use by our customers occurs without our consent. If the FDA or other regulatory authorities assert that any of our RUO products are subject to regulatory clearance or approval, our business, financial condition, or results of operations could be adversely affected.
Some of our customers may use our products in their own laboratory-developed tests ("LDTs"). The FDA has historically taken the position that LDTs are considered to be IVDs but has generally exercised enforcement discretion. However, the FDA recently attempted to regulate virtually all LDTs as medical devices by publishing a final rule that would have phased out the policy of enforcement discretion it historically applied to LDTs (the “LDT Final Rule”). On August 6, 2025, the FDA rescinded the LDT Final Rule after it was vacated in its entirety on March 31, 2025 by the United States District Court for the Eastern District of Texas.
EU Regulation
In the EU, the new IVDR imposes stricter requirements for the marketing and sale of applicable medical devices, including in the area of clinical evaluation requirements, quality systems and post-market surveillance. Some of the IVDR requirements such as general safety and performance requirements became effective in May 2022 while the complete enforcement of the entirety of IVDR will not happen until May 2028. We likely will be impacted by this new regulation, either directly as a manufacturer of IVDs, or indirectly as a supplier to customers who are placing IVDs in the EU market for clinical or diagnostic use. In February 2024, we introduced IVDR-compliant Precision Dx products for whole exome sequencing to meet the needs of our European customers and demonstrate our commitment to providing compliant solutions for clinical and diagnostic use in the EU.
Federal Select Agent Program
The Centers for Disease Control and Prevention (the "CDC") and the Animal and Plant Health Inspection Service (the "APHIS") administer requirements of the Federal Select Agent Program ("FSAP"). FSAP requirements govern possession, use, and transfer of select agents and toxins consisting of biological materials that have the potential to pose a severe threat to public, animal or plant health or to animal or plant products.

The FSAP currently lists approximately 63 select agents and toxins. The registered entities primarily consist of academic, federal and non-federal government, commercial, and private facilities that conduct research studies or diagnostic activities. We are not a registered entity under the FSAP and it is our policy generally not to produce or otherwise work with any biological material that is subject to the FSAP license requirements. To the extent that we may possess, use, or transfer any material considered a select agent or toxin under the FSAP prospectively, we would seek to register with the FSAP and obtain all necessary permits for possession, transfer, importation, or any other regulated activity.
Export Controls
Some sequences and synthetic controls we produce may be subject to licensing requirements for export outside of the United States under the U.S. Export Administration Regulations. Given the evolving nature of our industry, legislative bodies or regulatory authorities may adopt additional regulation or expand existing regulation to include our products. Changes to the current regulatory framework, including the imposition of additional or new regulations, could arise at any time, and we may be unable to obtain or maintain comparable regulatory approval or clearance of our products, if required. For example, the U.S. government is expected to promulgate a new export control regarding DNA writers, which may require additional compliance considerations with respect to hiring. These regulations and restrictions may materially and adversely affect our business, financial condition, and results of operations.
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

Item 1A.Risk Factors
Risk Factor Summary
Investing in our common stock involves a high degree of risk. You should carefully consider all information in this Form 10-K and in subsequent reports we file with SEC prior to investing in our common stock. These risks are discussed more fully in the section titled “Risk Factors.” These risks and uncertainties include, but are not limited to, the following:
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
•We are substantially dependent on the success of our synthetic DNA products;

•We operate in a highly competitive industry and if we are not able to compete effectively, our business and operating results will likely be harmed;
•If we are unable to attract new customers and retain and grow sales from our existing customers, our business will be materially and adversely affected;
•Our revenue, results of operations, cash flows and reputation in the marketplace may suffer upon the loss of a limited number of large customers;
•If we, or our partners or suppliers, experience a significant disruption in, or breach in security of, information technology systems or other cybersecurity incidents, our business could be adversely affected;
•As we continue to grow our business, we will need to implement new systems and software successfully, otherwise our business and our financial condition and results of operations could be adversely affected;
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
•We depend on the continuing efforts of our senior management team and other key personnel, including our scientific and engineering personnel. If we lose members of our senior management team or other key personnel or are unable to successfully retain, recruit and train qualified researchers, engineering and other personnel, our ability to develop our products could be harmed, and we may be unable to achieve our goals;
•We may engage in strategic transactions, including acquisitions and divestitures that could disrupt our business, cause dilution to our stockholders, reduce our financial resources, or prove not to be successful;
•We may require additional financing to achieve our goals, and such additional financing may not be available acceptable terms, or at all, which could have an adverse effect on our business;
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
Risk Factors
The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding other statements in this Form 10-K. The following information should be read in conjunction with Part II, Item 7, “Management’s discussion and analysis of financial condition and results of operations” and the consolidated financial statements and related notes in Part II, Item 8, “Consolidated financial statements and supplementary data” of this Form 10-K. The risks and uncertainties described below are not the only ones we face. Additional risk and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the events or circumstances described in the following risk factors actually occur, our business, operating results, financial condition, cash flows, and prospects could be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

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
Risks Related to Our Business
We have incurred net losses in every period to date, and we may continue to experience losses as we develop our business and may never achieve profitability.
We have incurred net losses each year since inception and have generated limited revenue from product sales to date. We expect to incur increasing costs as we grow our business. We cannot be certain if or when we will produce sufficient revenue from our operations to support our costs. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the success of our existing products and the development and commercialization of additional products in the synthetic biology and biologic drug industries as well as leveraging our investment in our manufacturing facility in Wilsonville, Oregon, and investing in technology to support our growth. Even if profitability is achieved, we may not be able to sustain profitability. We incurred net losses of $77.7 million, $208.7 million and $204.6 million for the years ended September 30, 2025, 2024 and 2023, respectively. As of September 30, 2025, we had an accumulated deficit of $1,319.6 million. We may continue to experience losses in the future as we continue to devote a substantial portion of our resources to market acceptance of our products, future product development, and our market penetration and margins as well as the other risks described in this Form 10-K, many of which are beyond our control. In addition, inflationary pressure could adversely impact our financial results by increasing operating costs. We may not fully offset these cost increases by raising prices for our products and services, which could result in downward pressure on our margins. Further, our clients may choose to reduce their business with us if we increase our pricing.
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
Our continued growth could require significant capital expenditures and might divert financial resources from other projects such as the development of new products and services, including the development and commercialization of additional products in the synthetic biology and biologic drug industries. As additional products are developed and commercialized, we may need to incorporate new equipment, implement new technology systems, or hire new personnel with different qualifications. Failure to manage this growth or transition could result in delays in launching new products, turnaround time delays, higher manufacturing costs, declining product quality, deteriorating customer service, and slower responses to competitive challenges. A failure in any one of these areas could make it difficult for us to meet market expectations for our products, and could damage our reputation and the prospects for our business.
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

Currently, we are working simultaneously on multiple projects, expanding our capacity as well as targeting several market sectors, including activities in the academic, chemicals/materials, diagnostics, therapeutics and food sectors. In addition, we work to renew our ISO certifications from time to time. These diversified operations and activities place significant demands on our limited resources and require us to substantially expand the capabilities of our technical, administrative and operational resources and technology systems.
If we are unable to manage this growth and the periodic ISO recertification of our manufacturing facilities effectively, our shipments to our customers could be impacted, our time and resources could be diverted from other products and offerings and our business and operating results could suffer. In addition, if we fail to timely deliver products or meet quantity requirements under our contracts with customers, we may offer discounts to them, and customers' minimum purchase requirements, if applicable, may be reduced. Our ability to manage our operations and costs, including research and development, costs of components, manufacturing, sales and marketing, requires us to continue to invest in and improve our technology systems and processes and take other actions to enhance our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. Failure to attract and retain sufficient numbers of talented employees will further strain our human resources and could impede our growth.
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
Substantially all of our revenue generated to date is from our synthetic DNA products. Our financial results are dependent on strengthening our synthetic biology and NGS product groups while diversifying into other developing sectors.
Our near-term prospects, including our ability to finance our research and development activities and initiatives and enter into strategic collaborations, will depend heavily on the successful development and commercialization of our synthetic DNA products. These initiatives will be substantially dependent on our ability to generate revenue from our synthetic DNA products and obtain other funding necessary to support these initiatives. We continuously innovate to expand our portfolio of products. Our inability to continue these initiatives and initiate new research and development efforts could result in a failure to develop or delay in developing new products, improve upon existing products, or expand our addressable market, which could have a material and adverse impact on our sales, business, financial position and results of operations.
We operate in a highly competitive industry and if we are not able to compete effectively, our business and operating results will likely be harmed.
We face competition from a broad range of providers of core synthetic biology products such as GenScript Biotech Corporation, GENEWIZ (owned by Azenta Life Sciences), Integrated DNA Technologies, Inc. (owned by Danaher Corporation), DNA 2.0 Inc. d/b/a/ ATUM, GeneArt (owned by Thermo Fisher Scientific Inc.), Eurofins Genomics LLC, OriGene Technologies, Inc., Eurofins Genomics Blue Heron, Elegen Corporation, Ansa Biotechnologies, Inc., Telesis Bio, Inc. and others. Additionally, we compete with both large and emerging providers in the life sciences tools and diagnostics industries focused on sample preparation for NGS such as Thermo Fisher Scientific Inc., Illumina, Inc., Integrated DNA Technologies, Inc., Roche Holding AG, New England Bioloabs, Inc., Watchmaker Genomics, Inc. and Agilent Technologies, Inc. In the antibody discovery market, we compete with contract research organizations including Curia Global, Inc., GenScript Biotech Corporation, and Genovac (formerly part of Aldevron, LLC), and antibody discovery biotechnology companies, such as FairJourney Biologics S.A/IONTAS Limited, Adimab, LLC, Distributed Bio (owned by Charles River Laboratories International, Inc.), Ablexis, LLC, Specifica Inc., OmniAb, Inc., Alloy Therapeutics, Inc. and AbCellera Biologics Inc. We may not be successful in maintaining our competitive position for a number of reasons. Some of our current competitors, as well as many of our potential competitors, have significant name recognition, substantial intellectual property portfolios, longer operating histories, greater resources to invest in new technologies, substantial experience in new product development and manufacturing capabilities and more established distribution channels to deliver products to customers than we do. These competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. Our competitors may develop disruptive technologies or products that are comparable or superior to our technologies and products. In light of these advantages, even though we believe our technology is superior to the products offerings of our competitors, current or potential customers might accept competitive products in lieu of purchasing our products. Increased competition is likely to result in continued pricing pressures, which could harm our sales, profitability or market share. Our failure to continue competing effectively or winning additional business with our existing customers could materially and adversely affect our business, financial condition or results of operations.
If we are unable to attract new customers and retain and grow sales from our existing customers, our business will be materially and adversely affected.
In order to grow our business, we must continue to attract new customers and retain and grow sales from our existing customers on a cost-effective basis. To do this, we aim to attract new and existing buyers of synthetic DNA and NGS tool kits, convert makers of synthetic DNA into buyers of synthetic DNA, monetize our antibody discovery platform by entering into partnerships, expand the market opportunities available for our product portfolio and achieve widespread market acceptance by delivering both our current product offerings and new products and technologies at affordable cost, with high-quality, reliable turnaround times and throughput, superior e-commerce services and effective technical support. We cannot guarantee that our efforts to provide these key requirements will be consistently acceptable to, and meet the performance expectations of, our customers and potential customers. Furthermore, the commercialization of certain of the applications for which our customers use our products may be subject to clinical studies and/or coverage and reimbursement determinations by government and private payors, and if they are proven to have less clinical value than anticipated and/or fail to receive adequate coverage and reimbursement determinations it could have a negative impact on our sales and revenues. For example, we currently generate a significant amount of our NGS tool revenues from sales related to liquid biopsy applications, including MRD, that are undergoing clinical studies and/or subject to coverage and reimbursement determinations by government and private payors. If these liquid biopsy applications, including MRD, are proven to have less clinical value than anticipated and/or fail to receive adequate coverage and reimbursement determinations, it could have a material negative impact on our sales and revenues. If we are unable to successfully attract new customers and retain and grow sales from our existing customers, our business, financial position and results of operations would be negatively impacted.
Our revenue, results of operations, cash flows and reputation in the marketplace may suffer upon the loss of a limited number of large customers.
We have derived, and believe we may continue to derive, a significant portion of our revenues from a limited number of large customers. Our customers may buy less of our products depending on their own technological developments, the clinical efficacy and commercial success of the applications for which they use our products, end-user demand for our products and internal budget cycles. Customers may also buy less of our products during the transition period from product development to commercial production. In addition, existing customers may choose to produce some or all of their synthetic DNA requirements internally by using or developing manufacturing capabilities organically or by using capabilities from acquisitions of assets or entities from third parties with such capabilities. The loss of any significant customer or a significant reduction in the amount of product ordered by any significant customer would adversely affect our revenue, results of operations, cash flows and reputation in the marketplace.
If we, or our partners or suppliers, experience a significant disruption in, or breach in security of, information technology systems or other cybersecurity incidents, our business could be adversely affected.

We rely on several centralized information technology systems throughout our Company to provide products, keep financial records, process orders, manage inventory, process shipments to customers and operate other critical functions. In addition, we currently generate a growing portion of our revenue through sales on our e-commerce platform. We manage our website and e-commerce platform internally and as a result any compromise of our security or misappropriation of proprietary information could have a material adverse effect on our business, financial condition and results of operations. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure Internet transmission of confidential information, such as credit and other proprietary information. In 2024, we received ISO 27001:2022 certification, the most advanced information security standard published by the ISO, the world’s largest developer of voluntary international standards, and the International Electrotechnical Commission. Even though our information security management system received ISO 27001:2022 certification, our, and our partners’ or suppliers’, information technology systems have been and may still be susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, computer viruses, cyberattacks such as phishing, social engineering, ransomware, denial-of-service and other malware attacks, telecommunication failures, user errors, catastrophes or other unforeseen events. Additionally, some actors are using AI technology to launch more automated, targeted and coordinated attacks. Our, or our partners’ or suppliers’ information technology systems also may experience interruptions, delays or cessations of service or produce errors in connection with system integration, software upgrades or system migration work that takes place from time to time. If we were to experience a prolonged system disruption in the information technology systems that involve our interactions with customers or suppliers, including negatively impacting our order fulfillment and order entry on our e-commerce platform, it could result in the loss of sales and customers and significant incremental costs, which could adversely affect our business.
In addition, security breaches of our, or our partners’ or suppliers’, information technology systems could result in the misappropriation or unauthorized disclosure of confidential information belonging to us or to our employees, partners, customers or suppliers, including trade secrets or other intellectual property, proprietary business information, and personal information. Cybersecurity incidents, including phishing attacks and attempts to misappropriate or compromise confidential or proprietary information or sabotage enterprise IT systems are becoming increasingly frequent and sophisticated. While we have not, to our knowledge, experienced any material system failure, accident, or security breach to date, because techniques used to obtain unauthorized access to or to sabotage systems are constantly evolving and generally are not recognized until they are launched against a target, we cannot be sure that our continued data protection efforts and investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems or the systems of our third party contractors and collaborators, or other cyber incidents in the future that could have a material adverse effect upon our reputation, business, operations, or financial condition. If such an event were to occur, it could materially disrupt our operations and programs, the development of our product candidates and production and shipment of our products. Any event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our partners, suppliers or employees, could require us to comply with federal or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information and harm our reputation. We would also be exposed to a risk of litigation and potential liability, which could materially adversely affect our business, results of operations and financial condition. In addition, the costs related to significant security breaches or disruptions could be material and exceed the limits of the cybersecurity insurance we maintain against such risks. As a result of any cyber incident, we could incur significant legal and financial exposure and reputational damages that could have a material adverse effect on our business.
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
As we continue to grow our business, we will need to implement new systems and software successfully, otherwise our business and our financial condition and results of operations could be adversely affected.
We will need to invest in improvements to our operational and IT systems and processes as part of our ongoing effort to improve the overall efficiency and competitiveness of our business, including improvements to prevent increasingly sophisticated cybersecurity incidents and improve standardization, systemization and automation to support growth. Transitioning to these new or upgraded processes and systems requires significant capital investments and personnel resources. Implementation is also highly dependent on the coordination of numerous employees, contractors and software and system providers. While these efforts have resulted in improvements to our operational systems, we expect to continue to incur expenses to implement additional improvements and upgrades to our systems. Many of these expenditures have been and may continue to be incurred in advance of the realization of any direct benefits to our business. Additionally, the effort to gain technological expertise, make use of data analytics, and develop new technologies in our business requires us to incur significant expenses. We cannot guarantee that we will be successful at improving our operational systems, adapting to changes in technology, including the successful utilization of data analytics, AI, and machine learning, or that our efforts will result in the anticipated benefits to us. In addition, the integration of emerging technologies, including data analytics, AI, and machine learning, into our systems and processes may require us to address rapidly developing laws and regulations governing AI. We may also experience difficulties in implementing or operating our new or upgraded operational or IT systems, including, but not limited to, ineffective or inefficient operations, significant system failures, system outages, delayed implementation and loss of system availability, which could lead to increased implementation and/or operational costs, loss or corruption of data, delayed shipments and interruptions of operations resulting in lost sales and/or profits. If our operational or IT system upgrades, improvements and associated implementation efforts are not successful or if we experience unexpected interruption in transition to new or upgraded processes or systems, our financial condition and results of operations could be adversely affected, and our business may become less competitive.
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
In addition, there is extensive competition in our end markets, and our future success will depend on our ability to maintain a competitive position with respect to technological advances. Technological development by others may result in our technologies, as well as products developed using our technologies, becoming obsolete. Our ability to compete successfully will depend on our ability to develop proprietary technologies and products that are technologically superior to and/or are less expensive than our competitors’ technologies and products. Our competitors may be able to develop competing and/or superior technologies and processes and compete more aggressively and sustain that competition over a longer period of time.
Issues relating to the use of AI and machine learning and compliance with evolving regulations and industry standards could adversely affect our business and operating results.
In our ongoing efforts to innovate and optimize operational efficiency, we have integrated AI and machine learning into various aspects of our workplace. While AI and machine learning presents opportunities for enhanced productivity and innovation, it also introduces inherent risks, including legal and regulatory compliance risks and potential liability, that could adversely impact our business and reputation. Proper use of AI and machine learning can lead to improved decision-making, cost reduction, and competitive advantage. However, improper use, including algorithmic biases, ethical considerations, data privacy issues, and potential regulatory non-compliance, could result in reputational damage, legal liabilities, and financial losses. The rapidly evolving regulatory landscape surrounding AI also poses risks, as new laws and regulations could impose additional compliance burdens, resulting in increased operational costs. We are committed to implementing robust governance and control mechanisms to mitigate these risks, but there can be no assurance that such measures will adequately prevent or mitigate the adverse effects that the integration and use of AI may have on our business, financial condition, and results of operations.
Adverse global economic conditions and U.S. policy changes could have a negative effect on our business, financial condition and results of operations.
The global economy has been impacted by geopolitical tensions. For example, new U.S. federal administration has recently imposed significant new tariffs on imports, which, along with other U.S. trade actions, have triggered retaliatory actions by certain affected countries. These geopolitical tensions could result in, among other things, macroeconomic uncertainty, cyberattacks, supply chain disruptions, higher costs and changes to foreign exchange rates and financial markets. In addition, tariffs and trade restrictions may result in increased production costs and product pricing, supply chain disruptions, limited access to markets and uncertainty related to planning long-term investments and strategies. Additionally, the administration's halt on certain federal research grants may negatively impact our industry. Any prolonged reductions in such funding could slow innovation, delay collaborations and limit the adoption of new technologies that contribute to our business growth. If these or similar policy changes continue or expand, we may face increased costs or impact on the demand for our products. We are monitoring and evaluating any potential impacts that global economic conditions and other policy changes may have on our business, and we are considering ways in which we may offset any impacts. However, there is no assurance that we will be successful in mitigating the effects in the current environment. Although we cannot predict the full extent of these impacts, any such policy changes could adversely affect our business, financial condition and results of operations.
A significant portion of our sales depends on customers’ budgets that may be subject to significant and unexpected variation, including seasonality.
Our customers’ spending on research and development impacts our sales and profitability. Our customers and potential customers include those conducting research and development in academia, as well as the chemicals/materials, diagnostics, therapeutics and food/agriculture industries, and their budgets can have a significant effect on the demand for our products. Their research and development budgets are based on a wide variety of factors, including factors beyond our control, such as:
•the allocation of available resources to make purchases;
•funding from government sources;
•funding from research grants;
•changes in government programs that provide funding to research institutions and companies;

•the spending priorities among various types of research equipment;
•policies regarding capital expenditures during recessionary periods;
•political climate or macroeconomic conditions, including government shutdowns, economic downturns or market uncertainty or reduced spending in response to emergency public health situations;
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
We typically enter into supply and quality agreements with our critical suppliers to ensure supply as well as maintain healthy levels of onsite inventory to support ongoing manufacturing processes. Our suppliers may reduce or cease their supply of raw materials, component parts and outsourced services and products to us at any time in the future. If the supply of raw materials, component parts and the outsourced services and products is interrupted due to shortages or other reasons, our production processes may be delayed. If any such event occurs, our operation and financial position may be adversely affected.
Although we believe that we have stable relationships with our existing suppliers, we cannot assure you that we will be able to secure a stable supply of raw materials going forward. A deterioration of our relationship with any of our suppliers, or problems experienced by these suppliers, could lead to shortages in our production capacity for some or all of our products. In such case, we may not be able to fulfill the demand of existing customers or supply new customers. In addition, shortages of raw materials or component parts or an increase in the cost of the raw materials or component parts we use could result in decreased revenue or could impair our ability to maintain or expand our business.
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
We depend on the continuing efforts of our senior management team and other key personnel, including our scientific and engineering personnel. If we lose members of our senior management team or other key personnel or are unable to successfully retain, recruit and train qualified researchers, engineering and other personnel, our ability to develop our products could be harmed, and we may be unable to achieve our goals.
Our future success depends upon the continuing services of members of our senior management team and scientific and engineering personnel. We are highly dependent on Dr. Emily Leproust, our Chief Executive Officer ("CEO"), who is employed “at will,” meaning we or she may terminate the employment relationship at any time. In addition, our researchers and engineers are critical to our future technological and product innovations, and we will need to hire additional qualified personnel. We have had, and may continue to have, difficulty attracting and retaining such talent. Our industry, particularly in the San Francisco Bay Area, is characterized by high demand and intense competition for talent, and the turnover rate can be high. We compete for qualified management and scientific personnel with other life science companies, academic institutions and research institutions, particularly those focusing on genomics. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information, or that their former employers own their research output.
Our employees could leave our Company with little or no prior notice and would be free to work for a competitor. If one or more of our senior executives or other key personnel were unable or unwilling to continue in their present positions, we might not be able to replace them easily or at all, and other senior management may be required to divert attention from other aspects of the business. In addition, we do not have “key person” life insurance policies covering members of our management team or other key personnel. While we conduct succession planning to identify the person(s) for key positions who possess the skills and capabilities to take on the responsibilities filled by our leaders, we cannot assure you that these strategies will successfully mitigate the loss of any key personnel. The loss of any of these individuals or our inability to attract or retain qualified personnel, including researchers, engineers and others, could prevent us from pursuing collaborations and adversely affect our product development and introductions, business growth prospects, results of operations and financial condition.
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
•our field sales personnel may not be able to access our customers’ premises which could delay the adoption and ordering of our products; and

•our sales, marketing and service employees may be unable to initiate and execute successful commercialization activities with respect to new products or markets we may seek to enter.
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
We may enter into transactions to acquire other businesses, products or technologies and our ability to do so successfully cannot be ensured. While historically we have not completed many acquisitions, we closed a business acquisition in the first quarter of 2022, and we are continuing to pursue opportunities in the life sciences industry that complement and expand our synthetic DNA product offering and our other products in both local and international markets. If we identify suitable opportunities, we may not be able to make such acquisitions on favorable terms or at all. Any acquisitions we make may not strengthen our competitive position, and these transactions may be viewed negatively by customers or investors. We may decide to incur debt in connection with an acquisition or issue our common stock or other equity securities to the stockholders of the acquired company, as we did for the business acquisitions, which would reduce the percentage ownership of our existing stockholders. We could incur losses resulting from undiscovered liabilities of the acquired business that are not covered by any indemnification we may obtain from the seller. In addition, we may not be able to successfully integrate the acquired personnel, technologies and operations into our existing business in an effective, timely and non-disruptive manner. Acquisitions may also divert management attention from day-to-day responsibilities, increase our expenses and reduce our cash available for operations and other uses. In addition, we cannot guarantee that we will be able to fully recover the costs of such acquisitions or that we will be successful in leveraging any such strategic transactions into increased business, revenue or profitability. We also cannot predict the number, timing or size of any future acquisitions or the effect that any such transactions might have on our operating results.
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
In May 2025, we completed the spin out of our DNA data storage application to a new independent company, Atlas Data Storage (“Atlas”), which allows us to focus on our synthetic biology, NGS and biopharma products and services. While we will retain an equity interest in Atlas and receive potential milestone payments and royalties on any future sales of Atlas’ products and services, we may not achieve some or all of the anticipated benefits of the spin out if Atlas’ technology development and commercialization efforts are not successful. In addition, the divestiture reduces business diversification and may prove not to be a superior alternative to the continued development of the DNA data storage application by us. Further, we are providing transition services to Atlas throughout a transition period, including use of some of our facilities and employee services which may require significant time, attention and resources of our management and other employees, potentially diverting their attention from other aspects of our business.
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
The FSAP involves rules administered by the CDC and the APHIS that regulate possession, use and transfer of biological select agents and toxins that have the potential to pose a severe threat to public, animal or plant health or to animal or plant products.
We have established a comprehensive, biosecurity program under which we follow biosafety and biosecurity best practices and avoid DNA synthesis activities that trigger FSAP rules; however, we could inadvertently err in our observance of compliance program requirements in a manner that leaves us in noncompliance with FSAP or other biosecurity rules. In addition, authorities could promulgate new biosecurity requirements that restrictions our operations. One or more resulting legal penalties, restraints on our business or reputational damage could have material adverse effects on our business and financial condition.
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

A violation of data privacy or data protection laws could adversely harm our operating results and financial condition, damage our reputation or otherwise materially harm our business.
We are subject to data privacy and data protection laws, rules, and customer-imposed controls as a result of producing, collecting, processing, storing and transmitting confidential, personal and/or sensitive data in the course of our business. A significant number of countries where we operate have enacted privacy or data protection laws, rules and regulations, creating significant compliance challenges as we seek to maintain our global reach. In some cases, there are restrictions on the transfer of personal data outside the home country. More recently, privacy and data protection regulators are paying special attention to emerging issues linked to new digital technologies, such as the use of AI, biometrics, and surveillance technologies, which pose unique challenges to existing privacy and data protection paradigms. Any actual or perceived noncompliance could result in significant consequences, including, business interruption, sanctions and significant pecuniary fines, regulatory inquiries and investigations, adverse publicity, loss of competitive advantage and customer trust, as well as privacy litigation and civil lawsuits with damages, any of which may adversely affect our business, reputation and financial statements.
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
Our products could in the future be subject to additional regulation by the FDA or other domestic and international regulatory agencies, which could increase our costs and delay our commercialization efforts, thereby materially and adversely affecting our business and results of operations.
The FDA regulates medical devices, including IVDs. IVDs are a category of medical devices that include reagents, instruments, and systems intended for use in diagnosis of disease or other conditions, including a determination of the state of health, in order to cure, mitigate, treat, or prevent disease or its sequelae. IVDs are intended for use in the collection, preparation, and examination of specimens taken from the human body. An RUO IVD product is an IVD product that is in the laboratory research phase of development or is intended for use in the conduct of nonclinical laboratory research and not intended to produce results for clinical use. As such, an RUO IVD is not intended for use in clinical investigations or in clinical practice. Such RUO products do not require premarket clearance or approval from the FDA, provided that they are labeled “For Research Use Only. Not For Use In Diagnostic Procedures” pursuant to FDA regulations. Our RUO IVD products sold in the United States are not intended for clinical or diagnostic use, and we market and label them as RUO. Our customers, however, may use our products in their own assay workflows.
The FDA has historically taken the position that LDTs are considered to be IVDs, but has generally exercised enforcement discretion. However, the FDA recently attempted to regulate virtually all LDTs as medical devices by publishing the LDT Final Rule. On August 6, 2025, the FDA rescinded the LDT Final Rule after it was vacated in its entirety on March 31, 2025 by the United States District Court for the Eastern District of Texas. While the LDT Final Rule was unsuccessful, in the future, certain of our products or related applications could be subject to additional FDA regulation. Even where a product is not subject to FDA clearance or approval requirements or deemed exempt, the FDA may impose restrictions as to the types of customers to which we can market and sell our products. Such regulation and restrictions may materially and adversely affect our business, financial condition and results of operations. Other regulatory regimes that do not currently present material challenges but that could in the future present material challenges include export controls and biosecurity.

Many countries have laws and regulations that could affect our products and which could limit our ability to sell our products in those countries. The number and scope of these requirements are increasing. We may not be able to obtain regulatory approvals in such countries or may incur significant costs in obtaining or maintaining foreign regulatory approvals. For example, the EU requires manufacturers to adhere to the IVDR, for the marketing and sale of medical devices. In February 2024, we introduced IVDR-compliant Precision Dx products for whole exome sequencing to meet the needs of our European customers and provide compliant solutions for clinical and diagnostic use in the EU. Complying with the stricter regulatory requirements of the IVDR, including with respect to quality systems and post-market surveillance, may require us to incur significant expenditures. If we fail to remain in compliance with applicable EU laws and directives, we would be unable to continue selling such products within the EU, and any other regions that tie their product registrations or regulations to the EU requirements, which could adversely affect our business.
Certain of our potential customers may require that we become certified under the Clinical Laboratory Improvement Amendments of 1988.
Although we are not currently subject to the Clinical Laboratory Improvement Amendment of 1988 ("CLIA"), we may in the future be required by certain customers to obtain a CLIA certification. CLIA, which extends federal oversight over clinical laboratories by requiring that they be certified by the federal government or by a federally approved accreditation agency, is designed to ensure the quality and reliability of clinical laboratories by mandating specific standards in the areas of personnel qualifications, administration and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. If our customers require a CLIA certification, we will have to continually expend time, money and effort to ensure that we meet the applicable quality and safety requirements, which may divert the attention of management and disrupt our core business operations.
We currently manufacture all of our products and multiple sub-assemblies at our manufacturing facilities in Wilsonville, Oregon and South San Francisco, California, and if either of these facilities are destroyed or we experience at either of these facilities any manufacturing difficulties, disruptions, or delays, this could limit supply of our products or adversely affect our ability to sell products or conduct our clinical trials, and our business would be adversely impacted
We currently manufacture all of our products and multiple sub-assemblies at our manufacturing facilities in Wilsonville, Oregon and South San Francisco, California. We have consolidated all synthetic biology production in Wilsonville, and our Express product line is manufactured solely in Wilsonville. We still manufacture a significant portion of our NGS products at our South San Francisco facility. Any manufacturing difficulties at our two manufacturing locations could result in turnaround time delays. With respect to our Wilsonville facility, if regulatory, manufacturing, or other problems require us to discontinue production at the facility, we may not be able to manufacture our synthetic genes, oligo pools or selected NGS products or create our DNA libraries, which would adversely impact our business. In addition, if either of our facilities or the equipment therein is significantly damaged, destroyed, or affected by fire, flood, power loss, or similar events, or is shut down for health and safety reasons, including public health emergencies, severe weather, or other reasons, we may not be able to quickly or inexpensively replace our manufacturing capacity or replace the facility. In the event of a temporary or protracted loss of either of these facilities or the equipment therein, we might not be able to transfer manufacturing to another third party. Even if we could transfer manufacturing from one facility to another, the shift would likely be expensive and time-consuming, particularly if we were to maintain the current manufacturing standards procedures at such alternative facility.
Natural disasters, public health crises, political crises, severe weather events, and other catastrophic events or other events outside of our control may damage our facilities or the facilities of third parties on which we depend and could impact our ability to sell products.
Our headquarters in South San Francisco, California is located near known earthquake fault zones and is vulnerable to damage from earthquakes. Our primary manufacturing facility in Wilsonville, Oregon is vulnerable to extreme heat, wildfires, and severe weather events, all of which may be further exacerbated by the effects of climate change, as well as damage from earthquakes. An earthquake or other natural disaster or power shortages or outages could disrupt operations or impair critical systems at our headquarters or at any of our other facilities throughout the world. We, our suppliers, third-party service providers and customers are vulnerable to damage from natural disasters, including fire, floods or monsoons, power loss, communications failures, public health crises, such as pandemics and epidemics, political crises, such as terrorism, war, political instability or other conflicts and similar events. If any disaster were to occur, our ability to operate our business at any of our facilities could be seriously, or potentially completely, impaired. In addition, the nature of our activities could cause significant delays in our research programs and commercial activities and make it difficult for us to recover from a disaster. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions. Accordingly, an earthquake or other disaster could materially and adversely harm our ability to conduct business. Furthermore, our in vivo antibody discovery services involve mice. In the past, vivarium sites have been shut down by animal activists, and any disturbance or shut down at the site where our in vivo antibody discovery work is being conducted could disrupt our business operations or harm our reputation.
We may not be able to scale our manufacturing capacity to meet future demand, which could harm our business.
While we believe our current manufacturing capacity is sufficient to meet existing customer demand, we cannot predict the volume of demand we will face in the future, which may result in excess or obsolete inventory and resulting charges. If we are unable to scale our manufacturing capacity for current or future products in a timely manner to meet increased customer demand in the future, we could lose revenue, and our business, financial condition, and results of operations could be materially harmed. Our ability to successfully expand our manufacturing capacity is not guaranteed. Our technology and the production process for our equipment and tools are complex. We may encounter unexpected difficulties in manufacturing, improving or increasing the capacity of our equipment and tools, and addressing these difficulties may cause us to divert our time and resources from our other product offerings. If we are unable to expand our manufacturing capacity in a timely or cost-effective manner to meet future demand, our business, financial condition, and results of operations could be materially harmed.
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
We may require additional financing to achieve our goals, and such additional financing may not be available acceptable terms, or at all, which could have an adverse effect on our business.
We have incurred net losses since our inception, and we anticipate net losses and negative operating cash flows for the near future. While we expect that our existing cash, cash equivalents and short-term investments are sufficient to fund our planned operating expenses, capital expenditure requirements and debt service payments through at least the next 12 months, our operating plan may change as a result of factors currently unknown to us, and as a result, we have sought and may in the future need to seek additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
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

•the costs of acquiring or investing in complementary businesses or assets;
•the costs of expanding our sales, marketing and manufacturing capabilities in the United States and in other geographies;
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
Additional funds, if needed, may not be available when we need them, on terms that are acceptable to us, or at all. Furthermore, any such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate our manufacturing, research and development activities, marketing and sales capabilities or other activities that may be necessary to generate revenue and achieve profitability.
As we expand our development and commercialization activities outside of the United States, we will be subject to an increased risk of inadvertently conducting activities in a manner that violates the U.S. Foreign Corrupt Practices Act (the "FCPA") and similar laws. If that occurs, we may be subject to civil or criminal penalties which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
We are subject to the FCPA, which prohibits corporations and individuals from paying, offering to pay, or authorizing the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. We are also subject to the UK Anti-Bribery Act, which prohibits both domestic and international bribery, as well as bribery across both public and private sectors.
In the course of establishing and expanding our commercial operations and complying with non-U.S. regulatory requirements, we will need to establish and expand business relationships with various third parties and we will interact more frequently with foreign officials, including regulatory authorities. Expanded programs to maintain compliance with such laws will be costly and may not be effective. Any interactions with any such parties or individuals where compensation is provided that are found to be in violation of such laws could result in substantial fines and penalties and could materially harm our business. Furthermore, any finding of a violation under one country’s laws may increase the likelihood that we will be prosecuted and be found to have violated another country’s laws. We require that our employees annually certify that they understand and will comply with our Code of Ethics, our Anti-Money Laundering Policy, our Anti-Corruption Policy. Even so, if our business practices outside the United States are found to be in violation of the FCPA, UK Anti-Bribery Act, antitrust or other similar laws, we may be subject to significant civil and criminal penalties which could have a material adverse effect on our financial condition and results of operations.
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
We have established an international trade compliance program that encompasses best practices for preventing, detecting and addressing noncompliance with international trade restraints; however, we could fail to observe the compliance program requirements in a manner that leaves us in noncompliance with export controls or other international trade restraints. In addition, authorities could promulgate international trade restraints that impinge on our ability to pursue our business as planned. One or more of resulting legal penalties, restraints on our business or reputational damage could have material adverse effects on our business and financial condition.
Doing business internationally creates operational and financial risks for our business.
During our fiscal years ended September 30, 2025, 2024 and 2023, 42%, 40% and 40%, respectively, of our revenue was generated from customers located outside of the United States. In connection with our growth strategy, we intend to further expand in international markets. Conducting and launching operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones and consumes significant management resources. If we fail to coordinate and manage these activities effectively, our business, financial condition or results of operations could be adversely affected. International sales entail a variety of risks, including longer payment cycles and difficulties in collecting accounts receivable outside of the United States, currency exchange fluctuations, challenges in staffing and managing foreign operations, tariffs and other trade barriers (including tariffs enacted and proposed by the U.S. government on various imports from China and by the Chinese government on certain U.S. goods), unexpected changes in legislative or regulatory requirements of foreign countries into which we sell our products, difficulties in obtaining export licenses or in overcoming other trade barriers, laws and business practices favoring local companies, political instability, including conflicts and tensions involving Russia and China and the Israel-Hamas war, economic instability, difficulties protecting or procuring intellectual property rights, and restrictions resulting in delivery delays and significant taxes or other burdens of complying with a variety of foreign laws.
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
In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change net operating loss carryforwards ("NOLs"), to offset future taxable income. We have experienced at least one ownership change in the past, and we may experience ownership changes in the future. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to use NOLs of companies that we may acquire in the future may be subject to limitations. For these reasons, we may not be able to use a material portion of the NOLs, even if we attain profitability.
The enactment of legislation implementing changes in taxation of international business activities, the adoption of other corporate tax reform policies, or changes in tax legislation or policies could impact our future financial position and results of operations.
Corporate tax reform, base-erosion efforts and tax transparency continue to be high priorities in many tax jurisdictions where we intend to have business operations. As a result, policies regarding corporate income and other taxes in numerous jurisdictions are under heightened scrutiny and tax reform legislation is being proposed or enacted in a number of jurisdictions. Recently, in July 2025, the U.S. government enacted The One Big Beautiful Bill Act (the “OBBBA”) which includes a broad range of tax reform provisions that may affect our financial results. The OBBBA includes, among other provisions, the allowance of immediate expensing of qualifying domestic research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act of 2017. The Company has evaluated the impact of the guidance provided to date and determined that it did not have a material impact related to fiscal year ended September 30, 2025. The Company will continue to evaluate the impact of changes to various provisions that could affect our income tax payable and deferred tax liability.
In addition, many countries have enacted or plan to enact legislation and other guidance to align their international tax rules with the Organization for Economic Co-operation and Development’s Base Erosion and Profit Shifting recommendations and action plan that aim to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer-pricing documentation rules, and nexus-based tax incentive practices. Such legislative initiatives may materially and adversely affect our plans to expand internationally and may negatively impact our financial condition and results of operations generally.
Ethical, legal and social concerns surrounding the use of genetic information could reduce demand for our technology.
Our products may be used to create DNA sequences of humans, agricultural crops and other living organisms. Our products could be used in a variety of applications, which may have underlying ethical, legal and social concerns. Governmental authorities could, for safety, social or other purposes, impose limits on or implement regulation of the use of gene synthesis. Such concerns or governmental restrictions could limit the use of our products, which could have a material adverse effect on our business, financial condition and results of operations. In addition, public perception about the safety and environmental hazards of, and ethical concerns over, genetically engineered products and processes could influence public acceptance of our technologies, products and processes. These concerns could result in increased expenses, regulatory scrutiny, delays or other impediments to our programs.
Risks related to being a public company
If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, which would adversely affect our business.
As a public company, we are required to comply with Section 404 of the Sarbanes Oxley Act of 2002 (“SOX”), which requires, among other things, that companies maintain disclosure controls and procedures to ensure timely disclosure of material information, and that management review the effectiveness of those controls on a quarterly basis and that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting in this Form 10-K, among other additional requirements. Effective internal controls are necessary for us to provide reliable financial reports and to help prevent fraud, and our management and other personnel devote a substantial amount of time to these compliance requirements. These rules and regulations also increase our legal and financial compliance costs and make some activities more time-consuming and costly.
We cannot be certain that we will be able to maintain adequate controls over our financial processes and reporting in the future. For example, as previously disclosed in our annual reports on Form 10-K for the fiscal years ended September 30, 2020, 2021, 2022 and 2023 we had at least one material weakness in our internal control over financial reporting as of the end of each of these fiscal years, each of which has been remediated. Although management has concluded that our internal control over financial reporting was effective as of September 30, 2024 and September 30, 2025, weaknesses in our internal control over financial reporting could again be discovered in the future. If we fail to maintain effective internal controls, investors may lose confidence in the accuracy and completeness or our financial reports, the market price of our securities may be negatively affected, and we could be subject to sanctions or investigation by regulatory authorities, such as the SEC or Nasdaq.
The requirements of being a public company may strain our resources and require a substantial amount of management’s attention.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, Nasdaq listing requirements and other applicable securities rules and regulations. The SEC and other regulators have continued to adopt new rules and regulations and make additional changes to existing regulations that require our compliance. Stockholder activism, the current political environment, and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact, in ways we cannot currently anticipate, the manner in which we operate our business. Compliance with these rules and regulations may cause us to incur additional accounting, legal and other expenses. We also incur costs associated with corporate governance requirements, including requirements under securities laws, as well as rules and regulations implemented by the SEC and Nasdaq, particularly as a large accelerated filer. These rules and regulations have increased our legal and financial compliance costs and we devote significant time to comply with these requirements. We are currently evaluating and monitoring developments with respect to these rules and regulations, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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
Worldwide, we own or exclusively in-license over 200 issued or allowed patents and more than 250 pending patent applications as of September 30, 2025. In addition to these owned and exclusively licensed patents and pending patent applications, we also license patents on a non-exclusive and/or territory restricted basis. Our intellectual property portfolio includes important patents and patent applications directed to DNA synthesis, NGS and antibody libraries.
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
We may find that our programs require the use of proprietary rights held by third parties, and the growth of our business may depend in part on our ability to acquire, in-license or use these proprietary rights. We may be unable to acquire or in-license compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify as necessary for our products and technologies. The licensing and acquisition of third-party intellectual property rights is a competitive area, and other companies may also be pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These companies may have a competitive advantage over us due to their size, financial resources and greater commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. Moreover, collaboration arrangements are complex and time-consuming to negotiate, document, implement and maintain. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements. We also may be unable to license or acquire third-party intellectual property rights on terms that would be favorable to us or would allow us to make an appropriate return on our investment.
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
These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, the provisions of Section 203 of the Delaware General Corporate Law (the "DGCL"), govern us. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a certain period of time without the consent of our board of directors.
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
•trade and national security disputes, particularly with China, including the effect of sanctions, tariffs and other trade restrictions that may affect supply chain or sales opportunities in the United States, China and Europe;
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
Our operating results have varied in the past. As a result, our operating results could be unpredictable, particularly on a quarterly basis. In addition to other risk factors listed in this section, some of the important factors that may cause fluctuations in our quarterly and annual operating results are further described in “Risk Factors—Risks relating to owning our common stock.”
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
From time to time, we may release guidance in our quarterly earnings conference calls, quarterly earnings releases, or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. This guidance, which includes forward-looking statements, is based on projections prepared by our management. This guidance is not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants regarding projections, and neither our independent registered public accounting firm nor any other independent expert or outside party compiles or examines the projections. Accordingly, no such person will express any opinion or any other form of assurance with respect to the projections.
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
Our guidance is only an estimate of what management believes is realizable as of the date of release, and some or all of the assumptions underlying the guidance furnished by us may not materialize or may change significantly. In light of the foregoing, investors are urged not to rely upon our guidance in making an investment decision regarding our common stock.
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

Short sellers have in the past and may attempt in the future to drive down the market price of our common stock. Short selling is the practice of selling securities that the seller does not own but may have borrowed with the intention of buying identical securities back at a later date. The short seller hopes to profit from a decline in the value of the securities between the time the securities are borrowed and the time they are replaced. As it is in the short seller’s best interests for the price of the stock to decline, many short sellers (sometime known as “disclosed shorts”) publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects to create negative market momentum. Although traditionally these disclosed shorts were limited in their ability to access mainstream business media or to otherwise create negative market rumors, the rise of the Internet and technological advancements regarding document creation, videotaping and publication by weblog (“blogging”) have allowed many disclosed shorts to publicly attack a company’s credibility, strategy and veracity by means of so-called “research reports” that mimic the type of investment analysis performed by large Wall Street firms and independent research analysts. These short attacks have, in the past, led to selling of shares in the market. Further, these short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the United States and they are not subject to certification requirements imposed by the SEC. Accordingly, the opinions they express may be based on distortions, omissions or fabrications. Companies that are subject to unfavorable allegations, even if untrue, may have to expend a significant amount of resources to investigate such allegations and/or defend themselves, including shareholder suits against the company that may be prompted by such allegations. We have been and may in the future be the subject of shareholder suits that we believe were prompted by allegations made by short sellers.
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
Our amended and restated certificate of incorporation provides that directors and officers of the company shall not be personally liable to the company or its stockholders for monetary damages for breach of fiduciary duty as a director or officer. Our amended and restated certificate of incorporation and amended and restated bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law.
In addition, as permitted by Section 145 of the DGCL, our amended and restated bylaws and our indemnification agreements that we have entered into with our directors and officers provide that:
•we will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law, which provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the company and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful;
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
Increasing scrutiny and evolving expectations around corporate responsibility practices, specifically related to environmental, social and governance (“ESG”) matters, from investors, lenders, customers, government regulators and other market participants may impose additional costs and expose us to reputational and other risks.
Companies across all industries and around the globe are facing increasing scrutiny relating to their ESG policies, initiatives and activities by investors, lenders, customers, government regulators and other market participants. Certain institutional investors, investment funds, other influential investors, customers, suppliers and other third parties are increasingly focused on ESG practices and corporate social responsibility endeavors and reporting and may use these factors to guide investment strategies. In some cases, investors may choose not to invest in our company if they believe our policies relating to corporate responsibility are inadequate. In contrast, “anti-ESG” sentiment has gained momentum across the United States, with several proposed or enacted “anti-ESG” policies, legislation, or initiatives, and the U.S. federal administration having recently issued an executive order opposing diversity, equity and inclusion initiatives in the private sector. Any initiatives, goals, or commitments we disclose related to ESG matter in light of evolving, and sometimes, conflicting, laws, regulations, policies and investor and other stakeholder expectations involve risks and uncertainties and could be difficult to achieve and costly to implement. Companies that do not adapt to or comply with the evolving investor or stakeholder expectations and standards, or which are perceived to have not responded appropriately, may suffer from reputational damage and result in the business, financial condition and/or stock price of a company being materially and adversely affected.
Further, this increased focus on ESG issues may result in new regulations and/or third-party requirements that could adversely impact our business. For example, regulatory authorities have begun to impose mandatory disclosure requirements with respect to ESG matters, such as regulations proposed or adopted by federal agencies related to climate-related disclosures, claims, practices or initiatives, the EU’s Corporate Sustainability Reporting Directive, and California’s Climate-Related Financial Risk Act and the Climate Corporate Data Accountability Act. If we fail to implement sufficient oversight or accurately capture and disclose on environmental matters, our reputation, business, operating results and financial condition may be materially adversely affected. In addition, enhancements to our processes and controls to reflect evolving reporting standards may be costly and require additional resources, and any allegation or perception that we have not taken sufficient action in these areas could negatively harm our reputation.
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

Our cybersecurity program is based on the ISO 27001 security controls. We maintain an ISO 27001:2022 certification and we undergo routine audits by an independent, certified accreditation body to maintain this certification. We also provide annual, mandatory cybersecurity training for employees to equip our workforce with the knowledge to identify and respond to cybersecurity threats, such as phishing attempts.
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
Material Risks from Cybersecurity Threats
We have not identified risks from known cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected us, including our business strategy, results of operations or financial condition, but we face certain ongoing cybersecurity risks threats that, if realized, are reasonably likely to materially affect us. For additional information regarding these risks, please refer to Item 1A, “Risk Factors — If we, or our partners or suppliers, experience a significant disruption in, or breach in security of, information technology systems or other cybersecurity incidents, our business could be adversely affected” in this Form 10-K.
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

Management’s Role in Assessing and Managing Materials Risks from Cybersecurity Threats
Under the IRP, cybersecurity incidents are escalated based on a defined incident severity to management as appropriate. Management, including the CIO, is involved in assessing and managing our cybersecurity risks. Our CIO has 14 years of experience managing information technology in complex environments. As noted above, the company’s IRP includes standard processes for escalating significant cybersecurity incidents to management, including the CIO, who then informs the Board based on the nature and severity of the incident. The company’s incident response team also coordinates with external legal advisors, cybersecurity forensic firms, communication specialists, and other outside advisors and experts, as appropriate.
Item 2.Properties
Our principal facilities are described below:

Principal Facilities	Approximate Square Footage	Lease Expiration	Use	Owned or Leased
Wilsonville, OR	211,995	2044	General & Administration and Manufacturing	Leased
South San Francisco, CA	91,791	2028	General & Administration, R&D and Manufacturing	Leased
Brisbane, CA	24,786	2026	Warehouse facility	Leased
Quincy, MA	38,853	2032	General & Administration, R&D and Manufacturing	Leased
Guangzhou, China	9,956	2026	General & Administration, Sales & Marketing and Supply Chain activities	Leased
Carlsbad, CA	8,772	2026	Sales & Marketing	Leased
Singapore	1,353	2028	Sales & Marketing	Leased
The Company believes its existing facilities are in good operating condition and are suitable for the conduct of its business.
Item 3.Legal Proceedings
For a description of material pending legal proceedings, see Note 10 “Commitments and Contingencies - Legal Proceedings” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K, which is incorporated herein by reference. In addition, we are subject to various legal proceedings and claims arising in the ordinary course of business. Although occasional adverse decisions or settlements may occur, management believes that the final disposition of such matters will not have a material adverse effect on our business, financial position, results of operations or cash flows.
Item 4.Mine Safety Disclosures
Not applicable.
PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our common stock is traded on The Nasdaq Global Market under the symbol “TWST”.
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
The following graph compares the cumulative total shareholder return on our common stock to the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Biotechnology Index. An investment of $100 is assumed to have been made in our common stock and each index on September 30, 2020 and its performance is presented as of the end of each our fiscal years through September 30, 2025. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends; however, no dividends have been declared on our common stock to date. The returns shown on the graph below are based on historical results and are not necessarily indicative of future performance, and we do not make or endorse any predictions as to future returns.

250.00
200.00
150.00
100.00
50.00
0.00
9/30/2020
9/30/2021
9/30/2022
9/30/2023
9/30/2024
9/30/2025
TWST
Nasdaq Composite Index
Nasdaq Biotechnology Index

*	$100.00 invested on September 30, 2020 in stock or index, including reinvestment of dividends.

	September 30,
	2020	2021	2022	2023	2024	2025
Twist Bioscience Corporation	$100.00	$140.81	$46.39	$26.67	$59.47	$37.04
Nasdaq Composite Index	$100.00	$130.26	$96.06	$121.14	$167.95	$210.64
Nasdaq Biotechnology Index	$100.00	$120.21	$89.85	$95.05	$115.57	$119.26

Holders of Record
As of November 13, 2025, there were approximately 34 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
Item 6.[Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to promote understanding of the results of operations and financial condition. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Form 10-K. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” and elsewhere in this Form 10-K. The last day of our fiscal year is September 30, and we refer to our fiscal year ended September 30, 2023 as fiscal year 2023 or 2023, September 30, 2024 as fiscal year 2024 or 2024 and our fiscal year ended September 30, 2025 as fiscal year 2025 or 2025.
Additional information related to the comparison of our results of operations and liquidity and capital resources between the years 2024 and 2023 is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended September 30, 2024 filed with U.S. Securities and Exchange Commission.
Overview
We are a leading, rapidly growing synthetic biology company that has developed a disruptive DNA synthesis platform to industrialize the engineering of biology. The core of our platform is a proprietary technology that pioneers a new method of manufacturing synthetic DNA by “writing” DNA on a silicon chip. We have combined our silicon-based DNA writing technology with proprietary software, scalable commercial infrastructure and an e-commerce platform to create an integrated technology platform that enables us to achieve high levels of quality, precision, automation, and manufacturing throughput at a significantly lower cost than our competitors We have applied our unique technology to manufacture a broad range of synthetic DNA-based products, including synthetic genes, tools for next generation sequencing ("NGS"), sample preparation, and antibody libraries for drug discovery and development, all designed to enable our customers to conduct research more efficiently and effectively. Leveraging our same technology, we have expanded our footprint beyond DNA synthesis to manufacture synthetic RNA as well as antibody proteins to disrupt and innovate within larger market opportunities, in addition to discovery partnerships for biologic drugs.
We believe our products enable a broad range of applications that may ultimately improve health and the sustainability of the planet across multiple industries including healthcare, chemicals/materials, food/agriculture, academic research, and technology. We sell our synthetic DNA and synthetic DNA-based products to a customer base of more than 3,800 customers annually across a broad range of industries. In order to address this diverse customer base, we employ a multi-channel strategy comprised of a direct sales force targeting synthetic DNA customers, a direct sales force focusing on the NGS market and an e-commerce platform that serves both commercial channels. We employ business development and sales representatives for our biopharma solutions as well. Our easy-to-use e-commerce platform allows customers to design, validate, and place on-demand orders of customized DNA online, and enables them to receive real-time customized quotes for their products and track their order status through the manufacturing and delivery process. This is a critical part of our strategy to address our large markets and diverse customer base, as well as drive commercial productivity, enhance the customer experience, and promote loyalty.
As we have moved further up the value chain from fragments to genes to preps to proteins and beyond, the strategic connection between our SynBio and Biopharma products tightens. More customers now leverage both products and services to accelerate discovery and identify breakthrough therapeutics. This growing convergence highlights the power of our integrated platform and reinforces Twist’s unique position to serve the full spectrum of innovation in discovery.
We currently generate revenue through our synthetic biology and NGS tools product lines as well as biopharma services for antibody discovery, optimization and development.
We generated revenues of $376.6 million, $313.0 million, and $245.1 million in the years ended September 30, 2025, September 30, 2024, and September 30, 2023, respectively, while incurring net losses of $77.7 million, $208.7 million and $204.6 million in the years ended September 30, 2025, 2024 and 2023, respectively. Since our inception, we have incurred significant operating losses and have accumulated a net deficit of $1,319.6 million. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the success of our existing products and the development and commercialization of additional products in the synthetic biology and biologic drug industries as well as leveraging our investment in our manufacturing facility in Wilsonville, Oregon.
We sold our DNA data storage business to Atlas Data Storage, Inc. ("Atlas"), a newly formed company, that will focus solely on DNA data storage technology and commercialization, with $155.0 million in seed financing round from third-party investors. The purpose of the transaction was to unlock value by accelerating data storage technology development and allowing each company to focus strategically on its unique products, customers and investors. Under the terms of the contribution agreement executed with Atlas, we assigned and licensed our DNA data storage technology to Atlas in exchange of receiving a minority ownership interest upon close, an upfront cash payment and a secured promissory note. We retained an ownership stake in Atlas and may participate in the upside of DNA data storage through future technology and commercial milestone payments, and a revenue share through royalties on future sales of Atlas’ products and services.
Financial highlights from fiscal year 2025 compared with fiscal year 2024 include:
•Revenue growth of 20% to $376.6 million from $313.0 million, primarily due to growth in NGS tools and synthetic genes;
•Gross margin increased to 50.7% from 42.6%, mainly due to increase in revenues and holding fixed manufacturing costs relatively flat and driving additional cost savings through continuous process improvement initiatives;
•Loss from operations decreased to $(136.3) million from $(220.8) million primarily due to an increase in both revenues and gross profit for the year ended September 30, 2025, and impairment of long-lived assets recognized in the year ended September 30, 2024. Additional contributing factors were a decrease in research and development expenses offset by an increase in selling, general and administrative expenses for the year ended September 30, 2025;
•Net cash used in operating activities for the year ended September 30, 2025 decreased to $47.6 million from $64.1 million for the year ended September 30, 2024; and
•Gain on the sale of DNA digital data storage business of $48.8 million.
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
Number of Genes Shipped
We believe that the number of genes shipped serves as a direct indicator of our operational efficiency and market demand. This metric is crucial for assessing our performance in meeting customer demand and generating revenues. Shipments of number of genes in years ended September 30, 2025 and 2024 were as follows:

	Year ended September 30,
(in thousands)	2025	2024
Number of genes shipped	938	772
Number of Customers
We believe that the number of customers who have purchased from us since inception is representative of our ability to drive adoption of our products. We define a customer as a unique "Bill To" account where a single customer may have many "Ship To" locations and may have many unique points of contact within a single "Bill To" customer. In 2025 and 2024, the number of customers who purchased products from us were more than 3,800 and 3,550 customers, respectively.

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

	Year ended September 30,
	2025	2024
Revenue from repeat customers	99%	98%
Results of Operations
Comparison of the Years Ended September 30, 2025 and 2024
Revenues
We generate revenue from the sales of synthetic biology tools, such as synthetic genes, oligo pools, NGS tools, DNA libraries and biopharma services for antibody discovery, optimization and development. Our ability to increase our revenues will depend on our ability to further penetrate the domestic and international markets, generate sales through our direct sales force, distributors, and over time, from our e-commerce digital platform and the launch of new products.

	Year ended September 30,
(in thousands, except percentages)	2025	2024	Change	%
Revenues	$376,572	$312,974	$63,598	20%
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

	Year ended September 30,
(in thousands, except percentages)	2025	%	2024	%
Americas	$225,580	60%	$193,884	62%
EMEA	124,240	33%	92,567	30%
APAC	26,752	7%	26,523	8%
Total revenues	$376,572	100%	$312,974	100%
Revenues by Products
The table below sets forth revenues by products:

	Year ended September 30,
(in thousands, except percentages)	2025	%	2024	%
Synthetic genes	$113,602	30%	$92,679	30%
Oligo pools	20,230	6%	16,906	5%
DNA libraries	11,184	3%	13,933	4%
Antibody discovery	23,452	6%	20,328	7%
NGS tools	208,104	55%	169,128	54%
Total revenues	$376,572	100%	$312,974	100%

Revenues by Industry
The table below sets forth revenues by industry:

	Year ended September 30,
(in thousands, except percentages)	2025	%	2024	%
Industrial chemicals/materials	$93,246	25%	$83,472	26%
Academic research	65,861	17%	58,452	19%
Healthcare	215,092	57%	168,959	54%
Food/agriculture	2,373	1%	2,091	1%
Total revenues	$376,572	100%	$312,974	100%
Revenues increased 20% to $376.6 million for the year ended September 30, 2025, as compared to $313.0 million for the year ended September 30, 2024. The increase in revenue primarily reflects growth in NGS tools revenue of $39.0 million, growth in synthetic genes revenue of $20.9 million and growth in antibody discovery revenue of $3.1 million. These improvements in revenues from NGS tools and synthetic gene are largely due to higher sales to our customers in the healthcare, industrial chemicals/materials and academic research industries, as well as an increase in the number of customers. The number of our genes shipped for the year ended September 30, 2025 increased to approximately 938,000 genes, compared to approximately 772,000 genes for the year ended September 30, 2024, an increase of 22%.
Cost of Revenues
Cost of revenues reflects the aggregate cost incurred in the production and delivery of our products and consists of production materials, personnel costs, cost of expensed equipment and consumables, laboratory supplies, consulting costs, depreciation, production overhead costs, information technology (“IT”), maintenance and facility costs. Personnel costs consist of salaries, employee benefit costs, bonuses, and stock-based compensation expense. In addition, cost of revenue includes royalty costs for licensed technologies included in the Company’s products and provisions for slow-moving and obsolete inventory. We expect that our cost of revenues will vary with changes in our revenues and our revenue mix.

	Year ended September 30,
(in thousands, except percentages)	2025	2024	Change	%
Cost of revenues	$185,570	$179,625	$5,945	3%
Gross profit	$191,002	$133,349	$57,653	43%
Gross margin	50.7%	42.6%	8.1%
Cost of revenues increased 3% to $185.6 million for the year ended September 30, 2025, as compared to $179.6 million for the year ended September 30, 2024. The increase is primarily attributable to an increase in material costs of $9.4 million, due to higher sales volume and an increase in stock-based compensation expense of $3.0 million. These cost increases were partially offset by decreases in depreciation and amortization of $4.6 million and a decrease in outside service costs of $2.2 million. Gross margin increased 8.1% to 50.7% for the year ended September 30, 2025, as compared to 42.6% for the year ended September 30, 2024, mainly due to an increase in revenue, holding fixed manufacturing costs relatively flat, and driving additional cost savings through continuous process improvement initiatives.

Research and Development Expenses
Research and development expenses consist primarily of costs incurred for the development of our products, which include personnel costs, laboratory equipment and supplies, consulting costs, depreciation, rent, IT, maintenance and facility costs. Personnel costs consist of salaries, employee benefit costs, bonuses, and stock-based compensation expense. We expense our research and development expenses in the period in which they are incurred.

	Year ended September 30,
(in thousands, except percentages)	2025	2024	Change	%
Research and development	$80,285	$90,852	$(10,567)	(12)%
Research and development expenses decreased 12% to $80.3 million for the year ended September 30, 2025, as compared to $90.9 million for the year ended September 30, 2024. This reduction is primarily attributed to lower personnel costs of $4.9 million and a decrease in stock-based compensation expense of $2.2 million, both driven by the sale of DNA digital data storage business. The remaining decrease is attributable to a reduction in outside services costs of $1.1 million and a reduction of depreciation and amortization of $1.8 million. The decrease in depreciation and amortization is mainly due to impairment of Biopharma assets in 2024 and the sale of DNA digital data storage business in the current year.
Selling, General and Administrative Expenses
Selling expenses consist of personnel costs, customer service expenses, direct marketing expenses, educational and promotional expense, market research and analysis. General and administrative expenses are incurred for executive, finance and accounting, legal and human resources functions and consist of personnel costs, audit and legal expenses, consulting costs, depreciation, insurance costs, travel expenses, rent, IT, maintenance and facility costs. Personnel costs consist of salaries, employee benefit costs, bonuses, commissions and stock-based compensation expense. We expense all selling, general and administrative expenses as incurred. We expect our selling costs will continue to increase in absolute dollars, primarily driven by our efforts to expand our commercial capability, with an increased presence both within and outside the United States, and to expand our brand awareness and customer base through targeted marketing initiatives.

	Year ended September 30,
(in thousands, except percentages)	2025	2024	Change	%
Selling, general and administrative	$246,976	$218,398	$28,578	13%
Selling, general and administrative expenses increased 13% to $247.0 million for the year ended September 30, 2025, as compared to $218.4 million for the year ended September 30, 2024. The increase is primarily due to increases in stock-based compensation expense of $12.7 million, personnel costs of $6.8 million, IT services costs of $4.0 million, marketing costs of $1.5 million and other outside service costs of $3.1 million.
Impairment of Long-lived Assets

	Year ended September 30,
(in thousands, except percentages)	2025	2024	Change	%
Impairment of long-lived assets	$—	$44,930	$(44,930)	(100)%
We recognized an impairment of intangible assets and property and equipment of $44.9 million related to the Biopharma asset group during the year ended September 30, 2024.

Gain on Sale of Business

	Year ended September 30,
(in thousands, except percentages)	2025	2024	Change	%
Gain on sale of business	$48,847	$—	$48,847	100%
We recognized a gain on the sale of business of $48.8 million related to the sale of our DNA digital data storage business during the year ended September 30, 2025.
Interest and Other Income (Expense), Net
Other income (expense), net, consists of realized foreign exchange gains and losses, loss on disposal of property and equipment, impairment of equity investments, and sub-lease income.

	Year ended September 30,
(in thousands, except percentages)	2025	2024	Change	%
Interest income	$11,364	$15,344	$(3,980)	(26)%
Other income (expense), net	(903)	(2,679)	1,776	(66)%
Total interest, and other income (expense), net	$10,461	$12,665	$(2,204)	(17)%
Interest income decreased 26%, to $11.4 million in the year ended September 30, 2025, as compared to $15.3 million for the year ended September 30, 2024, due to lower cash equivalents and short-term investments balances and lower interest rates. Other income (expense) was $0.9 million in fiscal year 2025, as compared to $2.7 million in fiscal year 2024, mainly due to impairment losses on an equity investment recognized in fiscal year 2024.
Income Tax Expense

	Year ended September 30,
(in thousands, except percentages)	2025	2024	Change	%
Income tax expense	$(719)	$(560)	$(159)	28%
For the years ended September 30, 2025 and 2024, we recognized income tax provisions of $0.7 million and $0.6 million, respectively, mainly attributable to our foreign operations.

Liquidity and Capital Resources
To date, we have financed our operations principally through public equity raises, private placements of our convertible preferred stock, borrowings from credit facilities and revenue from our commercial operations. As of September 30, 2025, we had a balance of $183.0 million of cash and cash equivalents and $49.4 million in short-term investments.
On October 21, 2024, the Company executed the Royalty Purchase Agreement with XOMA (US) LLC ("XOMA Royalty"). Under the Royalty Purchase Agreement, XOMA Royalty provided Twist Bioscience an upfront payment of $15.0 million in cash in exchange for the right to receive half of the future potential milestone and royalty payments resulting from certain antibody discovery and biopharma services agreements between the Company and its customers (see note 17 of the consolidated financial statements included elsewhere in this Form 10-K).
On May 2, 2025, the Company executed the Contribution Agreement with Atlas for the sale and transfer of its DNA digital data storage assets including the related intellectual property, equipment and contracts and the license of certain other intellectual property and the license of certain other intellectual property for a consideration of 73.0 million shares of Series Seed-1 Preferred Shares of Atlas, upfront cash consideration of $2.5 million, promissory notes of $2.0 million issued by Atlas, contingent manufacturing and commercial milestone payments of up to $75.0 million, and royalty payments based on a percentage of Atlas sales of the DNA data storage products (see note 6 of the consolidated financial statements included elsewhere in this Form 10-K).
Our primary cash needs are for operating expenses, working capital and capital expenditures to support the growth in our business. We believe that our existing cash, cash equivalents, restricted cash and short-term investments and anticipated cash flows from operations, will be sufficient to meet our anticipated cash requirements for more than 12 months from the date of this Form 10-K. In the future, we may still need to obtain additional financing to fund operations beyond this period, and there can be no assurance that we will be successful in raising additional financing on terms which are acceptable to us. In addition, our operating plans may change as a result of factors currently unknown to us, and we may need to seek additional funds sooner than planned. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Our future capital requirements will depend on many factors. See “Risk Factors—We may require additional financing to achieve our goals, and such additional financing may not be available acceptable terms, or at all, which could have an adverse effect on our business".
Operating Capital Requirements
Our primary uses of capital are, and we expect will continue to be for the near future, compensation and related expenses, manufacturing costs, laboratory and related supplies, legal and other regulatory expenses, and general overhead costs and the capital expenditures. We had $17.5 million in commitments for capital expenditures as of September 30, 2025.
Cash Flows
The following table summarizes our sources and uses of cash and cash equivalents:

	Year ended
	September 30,
(in thousands)	2025	2024
Net cash used in operating activities	$(47,628)	$(64,094)
Net cash provided by (used in) investing activities	(24,762)	(3,071)
Net cash provided by financing activities	28,540	6,890
Operating Activities
Net cash used in operating activities was $47.6 million in fiscal year 2025, which resulted from a net loss of $77.7 million and changes in our operating assets and liabilities of $12.6 million, partially offset by non-cash adjustments of $42.6 million. Non-cash adjustments primarily consisted of stock-based compensation expense of $64.5 million, depreciation and amortization expenses of $24.9 million, and gain on sale of business of $48.8 million. The change in operating assets and liabilities was mainly due to increases in accounts receivable of $22.4 million, inventory of $4.2 million, prepaid and other current assets of $3.7 million, and other non-current assets of $1.6 million, offset by increases in accounts payable, accrued expenses, and accrued compensation of $12.7 million and other liabilities $6.6 million.
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
Investing Activities
In fiscal year 2025, our net cash used in the investing activities was $24.8 million primarily as a result of purchases of property and equipment of $28.0 million, offset by the proceeds from the sale of our data storage business of $2.5 million, and the net result of purchases and maturity of investments of $0.7 million.
In fiscal year 2024, our net cash used in the investing activities was $3.1 million primarily as a result of the net result of purchases and maturity of investments of $2.0 million and purchases of property and equipment of $5.1 million.
Financing Activities
Net cash provided by financing activities was $28.5 million in fiscal year 2025, which consisted of $15.0 million from XOMA for the sale of future revenue, $9.3 million from the exercise of stock options, and $4.2 million from proceeds from issuance of shares under our employee stock purchase plan.
Net cash provided by financing activities was $6.9 million in fiscal year 2024, which consisted of $7.1 million from the exercise of stock options and $3.8 million from proceeds from issuance of shares under our employee stock purchase plan, offset by $4.0 million in repurchases of common stock for income tax withholdings.
Off-balance Sheet Arrangements
We do not have any off-balance sheet arrangements other than our indemnification agreements as described in Note 10 of the consolidated financial statements included elsewhere in this Form 10-K.
Contractual Obligations and Other Commitments
As of September 30, 2025, our operating lease obligation was $75.6 million related to various operating lease arrangements for facilities. See Note 9, Leases, of the notes to the consolidated financial statements included elsewhere in this Form 10-K for further discussion relating to these lease obligations.
On November 13, 2025, we entered into a lease amendment for our facilities in South San Francisco, California. This amendment increases the leased premises by approximately 33,000 square feet in order to consolidate other offices in South San Francisco into a single location and extends the termination date of the lease until June 30, 2036. The amendment also gives us the right, on or before December 31, 2026, to elect to expand the premises to include the entire fourth floor of the building containing approximately 33,000 square feet. For more information, please see Part II, Item 9B and Note 19, Subsequent Events of the notes to our consolidated financial statements included elsewhere in this Form 10-K.

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
We recognize revenue for synthetic biology tools, NGS tools, and DNA libraries when control of the products is transferred to the customer and at a transaction price that is determined based on the agreed upon rates in the applicable order or master supply agreement. Our sales are primarily subject to Ex Works delivery terms and is recorded at the point in time when products are picked up by the customer’s freight forwarder, as we have determined that this is the point in time that product control transfers to the customer. Shipping and handling are considered fulfillment costs and included in revenue. Taxes are excluded, and no significant financing components exist due to short payment terms.
Our Biopharma revenue consists of research and development agreements that may include up-front payments, milestone payments, or payments based on the timing of the development activities. Our research and development agreements may include more than one performance obligation. At the inception of the agreement, we assess whether each obligation represents a separate performance obligation or whether such obligations should be combined as a single performance obligation. The transaction price for each agreement is determined based on the amount of consideration we expect to be entitled to for satisfying all performance obligations within the agreement. We assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. In agreements where we satisfy performance obligation(s) over time, we recognize development revenue typically using an input method based on our costs incurred relative to the total expected cost which determines the extent of our progress toward completion. As part of the accounting for these arrangements, we must develop estimates and assumptions that require judgment to determine the transaction price and progress towards completion. We review our estimate of the transaction price and progress toward completion based on the best information available to recognize the cumulative progress toward completion as of the end of each reporting period and make revisions to such estimates as necessary.
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
We grant performance-based restricted stock units (PRSUs) to employees. We value PRSUs using a grant date fair value equal to the closing share price of our common stock on the date of grant and the probability of the achievement of the performance conditions.
We did not grant any options during the years ended September 30, 2025 and 2024.

Goodwill
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
We have an unconditional option to bypass the qualitative assessment in any period and proceed directly to performing the first step of the goodwill impairment test. For 2025, we elected to proceed directly to the step-one assessment which indicated that the fair value of our reporting unit substantially exceeded the carrying value.
Valuation of Long-lived Assets
We recorded impairment charges totaling $44.9 million related to property and equipment and finite-lived intangible assets which are included in “Impairment of long-lived assets” on our consolidated statements of operations and comprehensive loss for the year ended September 30, 2024.
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
After consideration of the impairment charge recorded during the year ended September 30, 2024, the remaining carrying amount of long-lived assets within the Biopharma asset group was approximately $11.6 million, which primarily comprises of operating lease right-of-use assets.
Calculation of the fair value of investment in equities
On May 2, 2025, we measured the fair value of our investment in Series Seed-1 Preferred Stock of Atlas using the backsolve method with consideration for a lack of marketability. The backsolve method was used to solve for the implied total equity value based on the May 2025 financing by Atlas to third parties. Consideration was given to the rights and preferences of each of the classes of equity of Atlas and the expected time to a liquidity event. An option pricing allocation method, or OPM, was selected to allocate the total equity value. The OPM treats ordinary shares and preferred shares as call options on the total equity value of a company, with exercise prices based on the value thresholds at which the allocation among the various holders of a company’s securities changes.

Equity investments held by the Company lack readily determinable fair values and therefore the securities are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar equity securities of the same issuer. We review the carrying value of our equity investments for impairment whenever events or changes in business circumstances indicate the carrying amount of such asset may not be fully recoverable. Impairments, if any, are based on the excess of the carrying amount over the recoverable amount of the asset.
Recently Issued Accounting Pronouncements
For a description of accounting changes and recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see Note 2, “Summary of Significant Accounting Policies” in the notes to consolidated financial statements included elsewhere in this Form 10-K.
Item 7A.Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $232.4 million as of September 30, 2025, which consisted primarily of money market funds and marketable securities, largely composed of investment grade, short term fixed income securities.
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

Item 8.Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Twist Bioscience Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Twist Bioscience Corporation (the Company) as of September 30, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 17, 2025 expressed an unqualified opinion thereon.
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

Revenue recognition
Description of the Matter
As described in Note 3 to the consolidated financial statements, the Company’s revenue for certain products is generated through the sale of synthetic biology tools, such as synthetic genes, oligo pools, DNA libraries and next generation sequencing tools. Management recognizes revenue for these products when control of the product is transferred to the customer and at a transaction price that is determined based on the agreed upon rates in the applicable order. The Company’s revenue for products generated from synthetic genes, oligo pools, DNA libraries and next generation sequencing tools was $353 million for the year ended September 30, 2025. The accuracy and occurrence of revenues is dependent on customer orders being accurately recorded, shipped, and invoiced, and involves several applications and data sources needed for the initiation, processing, and recording of transactions.

Auditing the Company's accounting for this revenue from contracts with customers was challenging and complex primarily due to the high volume of transactions, as well as the multiple applications and data sources associated with the revenue recognition process.

How We Addressed the Matter in Our Audit
We evaluated and tested the design and operating effectiveness of the Company’s internal controls over the recognition of revenue for these products, including testing the completeness and accuracy of data utilized in these controls.
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
San Mateo, California
November 17, 2025

Twist Bioscience Corporation
Consolidated Balance Sheets

(In thousands except per share data)	September 30, 2025	September 30, 2024
Assets
Current assets:
Cash and cash equivalents	$183,049	$226,316
Short-term investments	49,385	50,083
Accounts receivable, net [1]	57,019	34,903
Inventories	28,309	24,078
Prepaid expenses and other current assets [2]	15,204	11,396
Total current assets	$332,966	$346,776
Property and equipment, net	102,283	102,520
Operating lease right-of-use assets	49,377	58,829
Investment in equity securities [3]	54,337	1,525
Goodwill	82,195	85,811
Intangible assets, net	13,425	14,478
Restricted cash, non-current	2,376	2,816
Other non-current assets [4]	4,902	1,568
Total assets	$641,861	$614,323
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,094	$1,630
Accrued expenses	23,053	15,104
Accrued compensation	31,288	33,650
Current portion of operating lease liability	13,822	14,805
Other current liabilities	12,149	5,817
Total current liabilities	$91,406	$71,006
Operating lease liability, net of current portion	61,750	70,221
Liability related to the sale of future revenue	15,000	—
Other non-current liabilities[5]	747	407
Total liabilities	$168,903	$141,634
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $0.00001 par value — 200,000 and 100,000 shares authorized at September 30, 2025 and 2024, respectively; 60,631 and 58,877 shares issued and outstanding at September 30, 2025 and 2024, respectively	$—	$—
Additional paid-in capital	1,793,163	1,715,119
Accumulated other comprehensive loss	(627)	(522)
Accumulated deficit	(1,319,578)	(1,241,908)
Total stockholders’ equity	$472,958	$472,689
Total liabilities and stockholders’ equity	$641,861	$614,323
[1] Including related parties' balances of $1.3 million and $0.5 million as of September 30, 2025 and 2024, respectively.
[2] Including related party balances of $0.3 million and $— million as of September 30, 2025 and 2024, respectively.
[3] Including related party balances of $53.9 million and $— million as of September 30, 2025 and 2024, respectively.
[4] Including related party balances of $1.8 million and $— million as of September 30, 2025 and 2024, respectively.
[5] Including related party balances of $0.2 million and $— million as of September 30, 2025 and 2024, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

Twist Bioscience Corporation
Consolidated Statements of Operations and Comprehensive Loss

	Year ended September 30,
(In thousands, except per share data)	2025	2024	2023
Revenues [1]	$376,572	$312,974	$245,109
Costs and expenses:
Cost of revenues	$185,570	$179,625	$155,380
Research and development expenses	80,285	90,852	106,894
Selling, general and administrative expenses	246,976	218,398	189,738
Restructuring and other costs	—	—	9,384
Change in fair value of contingent considerations and holdbacks	—	—	(5,913)
Impairment of long-lived assets	—	44,930	6,785
Total costs and expenses	$512,831	$533,805	$462,268
Loss from operations	$(136,259)	$(220,831)	$(217,159)
Gain on sale of business	48,847	—	—
Interest income	11,364	15,344	14,365
Other income (expense), net [2]	(903)	(2,679)	(672)
Loss before income taxes	$(76,951)	$(208,166)	$(203,466)
Income tax expense	(719)	(560)	(1,152)
Net loss attributable to common stockholders	$(77,670)	$(208,726)	$(204,618)
Other comprehensive income (loss):
Change in unrealized gain (loss) on investments	$(50)	$203	$1,510
Foreign currency translation adjustment	(55)	31	(423)
Comprehensive loss	$(77,775)	$(208,492)	$(203,531)
Net loss per share attributable to common stockholders—basic and diluted	$(1.30)	$(3.60)	$(3.60)
Weighted average shares used in computing net loss per share attributable to common stockholders—basic and diluted	59,808	58,016	56,885
[1] Including revenues from related parties of $12.2 million, $12.1 million and $5.9 million during the year end September 30, 2025, 2024 and 2023, respectively.
[2] Including sublease income from a related party of $1.1 million, $— million and $— million during the year end September 30, 2025, 2024 and 2023, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

Twist Bioscience Corporation
Consolidated Statements of Stockholders’ Equity

	Common stock		Additional paid-in capital	Accumulated other comprehensive income / (loss)	Accumulated deficit	Total stockholders' equity
(In thousands)	Shares	Amount
Balances as of September 30, 2022	56,523	$—	$1,619,644	$(1,843)	$(828,416)	$789,385
Vesting of restricted stock units	648	$—	$—	$—	$—	$—
Issuance of shares under the employee stock purchase plan	217	—	3,937	—	—	3,937
Exercise of stock options	118	—	1,379	—	—	1,379
Business acquisition	277	—	5,860	—	—	5,860
Stock-based compensation expense	—	—	30,821	—	—	30,821
Other comprehensive income	—	—	—	1,087		1,087
Repurchase of common stock for income tax withholdings	(226)	—	(4,419)	—	—	(4,419)
Net loss	—	—	—	—	(204,618)	(204,618)
Balances as of September 30, 2023	57,557	$—	$1,657,222	$(756)	$(1,033,034)	$623,432
Impact of ASU 2016-13 adoption	—	$—	$—	$—	$(148)	$(148)
Vesting of restricted stock units	896	—	—	—	—	—
Issuance of shares under the employee stock purchase plan	177	—	3,765	—	—	3,765
Exercise of stock options	384	—	7,100	—	—	7,100
Stock-based compensation expense	—	—	51,007	—	—	51,007
Other comprehensive loss	—	—	—	234	—	234
Repurchase of common stock for income tax withholdings	(137)	—	(3,975)	—	—	(3,975)
Net loss	—	—	—	—	(208,726)	(208,726)
Balances as of September 30, 2024	58,877	$—	$1,715,119	$(522)	$(1,241,908)	$472,689
Restricted common stock canceled	(137)	$—	$—	$—	$—	$—
Vesting of restricted stock units	1,260	—	—	—	—	—
Issuance of shares under the employee stock purchase plan	144	—	4,213	—	—	4,213
Exercise of stock options	488	—	9,343	—	—	9,343
Stock-based compensation expense	—	—	64,504	—	—	64,504
Other comprehensive loss	—	—	—	(105)	—	(105)
Repurchase of common stock for income tax withholdings	—	—	(16)	—	—	(16)
Net loss	—	—	—	—	(77,670)	(77,670)
Balances as of September 30, 2025	60,632	$—	$1,793,163	$(627)	$(1,319,578)	$472,958
The accompanying notes are an integral part of these consolidated financial statements.

Twist Bioscience Corporation
Consolidated Statements of Cash Flows

	Year ended September 30,
(in thousands)	2025	2024	2023
Operating activities
Net loss	$(77,670)	$(208,726)	$(204,618)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	$24,853	$31,432	$29,310
Impairment of long-lived assets	—	44,930	6,785
Non-cash lease expense, net of tenant improvement allowance	(20)	940	2,573
Stock-based compensation expense	64,459	50,925	30,278
Change in fair value of contingent considerations and holdbacks	—	—	(5,913)
Gain on sale of business	(48,847)	—	—
Other non-cash adjustments	2,203	994	120
Changes in assets and liabilities:
Accounts receivable, net [1]	(22,382)	8,444	(4,320)
Inventories	(4,229)	7,986	7,238
Prepaid expenses and other current assets [2]	(3,717)	382	(4,166)
Other non-current assets	(1,568)	431	1,376
Accounts payable	9,332	(11,805)	(2,508)
Accrued expenses	5,751	4,415	2,578
Accrued compensation	(2,405)	7,875	(1,099)
Other liabilities [3]	6,612	(2,317)	(108)
Net cash used in operating activities	$(47,628)	$(64,094)	$(142,474)
Investing activities
Purchases of property and equipment	$(28,004)	$(5,076)	$(27,779)
Purchases of investments	(49,393)	(51,905)	(76,345)
Proceeds from maturity of investments	50,135	53,910	154,736
Proceeds from sale of business	2,500	—	—
Net cash provided by (used in) investing activities	$(24,762)	$(3,071)	$50,612
Financing activities
Proceeds from exercise of stock options	$9,343	$7,100	$1,379
Proceeds from the issuance of liability related to sale of future revenue	15,000	—	—
Proceeds from issuance under employee stock purchase plan	4,213	3,765	3,937
Repurchases of common stock for income tax withholding	(16)	(3,975)	(4,405)
Net cash provided by financing activities	$28,540	$6,890	$911
Effect of exchange rates on cash, cash equivalents and restricted cash	$143	$126	$(27)
Net increase (decrease) in cash, cash equivalents and restricted cash	(43,707)	(60,149)	(90,978)
Cash, cash equivalents, and restricted cash at beginning of year	229,132	289,281	380,259
Cash, cash equivalents, and restricted cash at end of year	$185,425	$229,132	$289,281
Supplemental disclosure of cash flow information
Income taxes paid, net of refunds	$683	$344	$420
Non-cash investing and financing activities
Property and equipment additions included in accrued expenses and accounts payable	$2,408	$92	$772

	Year ended September 30,
(in thousands)	2025	2024	2023
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	—	—	6,676
Issuance of common stock in connection with the business acquisition	—	—	5,860
Tenant improvement allowance capitalized in property and equipment	—	2,719	—
Equity securities received as consideration for sale of business	53,890	—	—
Promissory note receivable received as consideration for sale of business	1,696	—	—
Conversion of convertible notes	—	—	3,711
[1] Including changes in the related parties' balances of $(0.8) million, $1.2 million and $(1.7) million for the years ended September 30, 2025, 2024 and 2023, respectively.
[2] Including changes in a related party balances of $(0.3) million, $— million and $— million for the years ended September 30, 2025, 2024 and 2023, respectively.
[3] Including changes in a related party' balances of $0.2 million, $— million and $— million for the years ended September 30, 2025, 2024 and 2023, respectively.
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
The core of the Company's platform is a proprietary technology that pioneers a new method of manufacturing synthetic DNA by “writing” DNA on a silicon chip. The Company has combined our silicon-based DNA writing technology with proprietary software, scalable commercial infrastructure and an e-commerce platform to create an integrated technology platform that enables us to achieve high levels of quality, precision, automation, and manufacturing throughput at a significantly lower cost than our competitors. The Company has applied its unique technology to manufacture a broad range of synthetic DNA-based products, including synthetic genes, tools for next generation sequencing ("NGS"), sample preparation, and antibody libraries for drug discovery and development, all designed to enable its customers to conduct research more efficiently and effectively. The Company has leveraged the same technology to expand its footprint beyond DNA synthesis to manufacture synthetic RNA as well as antibody proteins to disrupt and innovate within larger market opportunities, in addition to discovery partnerships for biologic drugs.
On May 2, 2025, the Company executed the Contribution Agreement (the "Contribution Agreement") pursuant to which the Company sold its DNA Data Storage business to Atlas Data Storage, Inc. ("Atlas"), a newly formed company, that will focus solely on DNA data storage technology and commercialization (see note 6).
The Company has recognized annual losses from operations since inception and has an accumulated deficit of $1,319.6 million as of September 30, 2025. The Company incurred net losses of $77.7 million, $208.7 million and $204.6 million for the years ended September 30, 2025, 2024, and 2023, respectively.
As of September 30, 2025, the Company had cash and cash equivalents of $183.0 million and short-term investments of $49.4 million. The Company expects that its current cash, cash equivalents, and short-term investments will be sufficient to fund its operations for a period of at least one year from the date the Consolidated Financial Statements are issued.
2.Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements, which include the Company’s accounts and the accounts of its wholly-owned subsidiaries, are prepared in accordance with U.S. generally accepted accounting principles (or “GAAP”). All intercompany balances and accounts are eliminated in consolidation.
To conform with current fiscal year 2025 presentation, the Company reclassified $1.5 million of investment in equity securities included within other non-current assets to investment in equity securities in the consolidated balance sheet as of September 30, 2024.
Use of Estimates
The presentation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include the valuation of deferred tax assets, stock-based compensation expense, transaction price and progress toward completion of performance obligation under the contracts with customers, determination of the net realizable value of inventory, useful life of developed technology, valuation assumptions used in the calculation of the impairment of long-lived assets, restructuring costs and incremental borrowing rate for operating leases. Actual results could differ from those estimates.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, short-term investments and accounts receivable. Substantially all of the Company’s cash and cash equivalents, short-term investments are held with two financial institutions that management believe are of high credit quality. Such deposits may, at times, exceed federally insured limits. The Company’s investment policy addresses the level of credit exposure by establishing a minimum allowable credit rating and by limiting the concentration in any one investment.
The Company’s accounts receivable is derived from customers located principally in the United States, Europe and Asia-Pacific region ("APAC"). The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses on customers’ accounts when deemed necessary. The Company does not typically require collateral from its customers. Credit losses historically have not been material. See Note 3, Revenues, for more information for customer concentration.
Cash and Cash Equivalents and Restricted Cash
Cash equivalents that are readily convertible to cash are stated at cost, which approximates fair value. The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist of investments in money market funds as of September 30, 2025 and 2024.
Restricted cash represents cash held at financial institutions that are pledged as collateral for stand-by letters of credit for lease commitments. The lease related letters of credit will lapse at the end of the respective lease terms through 2044.

	September 30,
(in thousands)	2025	2024
Cash and cash equivalents	$183,049	$226,316
Restricted cash, non-current	2,376	2,816
Total cash, cash equivalents and restricted cash	$185,425	$229,132
Short-term Investments
The Company invests in various types of securities, including United States government, commercial paper, and corporate debt securities. The Company classifies its investments as available-for-sale and records them at fair value based upon market prices at period end.
The Company regularly reviews its short-term investments to identify and evaluate investments that have indications of possible impairment from credit losses or other factors. For available-for-sale debt securities in an unrealized loss position, the Company evaluates whether a current expected credit loss exists based on available information relevant to the credit rating of the security, current economic conditions and supportable forecasts. The allowance for credit loss is recorded in other income (expense), net, on the consolidated statements of operations and comprehensive loss, not to exceed the amount of the unrealized loss. Any excess unrealized loss other than the credit loss is recognized in accumulated other comprehensive income or loss in the stockholders' equity section of the consolidated balance sheets. The Company made an accounting policy election to not measure an allowance for credit losses for accrued interest receivable. The accrued interest balance as of September 30, 2025 and 2024 was $1.2 million and $1.1 million. There was no allowance for credit losses relating to the short-term investments recognized as of September 30, 2025.
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
Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is computed using standard cost which approximates actual cost on a first-in, first-out basis. The Company periodically reviews its inventories to identify obsolete, slow-moving, excess or otherwise unsaleable items. If obsolete, slow-moving, excess or unsaleable items are observed and there are no alternate uses for the inventory, the Company records a write-down to net realizable value through a charge to cost of revenues on our consolidated statements of operations and comprehensive loss. The determination of net realizable value requires judgment, including consideration of many factors, such as estimates of future product demand, past experience, product net selling prices, current and future market conditions, the age and nature of inventories, and potential product obsolescence, among others.
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
Estimated lives of property and equipment are as follows:

Laboratory equipment	5 Years
Furniture, fixtures and other equipment	5 Years
Computer equipment	3 Years
Vehicles	5 Years
Computer software	3 Years
Leasehold improvements	Lesser of useful life or lease term

Capitalized Software Held for Internal Use
Costs associated with internal-use software systems during the application development stage are capitalized. Capitalization of costs begins when the preliminary project stage is completed, management has committed to funding the project, and it is probable that the project will be completed and the software will be used to perform the function intended. Costs include external direct costs of services and applicable personnel costs of employees devoted to specific software application development. Personnel costs consist of salaries, employee benefit costs, bonuses and stock-based compensation expense. The capitalized amounts are included in property and equipment, net on the consolidated balance sheets.
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
Impairment of Long-lived Assets
The Company's long-lived assets consists of property and equipment, right of use assets and finite-lived intangible assets. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment are present, the Company tests for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of the asset over its remaining useful life to the carrying amount of the asset or asset group. If the asset or asset group is determined to be impaired, any excess of the carrying value of the asset or asset group over its estimated fair value is recognized as an impairment loss. Impairment assessments inherently involve judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. See Note 18, Impairment of long-lived assets for the additional information and disclosures related to impairment of long-lived assets.
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

Additional information and disclosures required by Topic 842 are contained in Note 9, Leases.
Goodwill
The company assesses goodwill for impairment at the reporting unit level annually and whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Such events or circumstances generally include the occurrence of operating losses or a significant decline in earnings associated with one or more of the company’s reporting units. The company is permitted to first assess qualitative factors to determine whether the quantitative goodwill impairment test is necessary. If the qualitative assessment results in a determination that the fair value of a reporting unit is more likely than not less than its carrying amount, the company performs a quantitative goodwill impairment test. The company may bypass the qualitative assessment for the reporting unit in any period and proceed directly to the quantitative goodwill impairment test. The company estimates the fair value of its reporting unit by using forecasts of discounted future cash flows and peer market multiples. The company would record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (limited to the amount of goodwill). For 2025 and 2024, the Company elected to proceed directly to the step-one assessment which indicated that the fair value of its single reporting unit substantially exceeded the carrying value.
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

Cost of Revenue
Cost of revenues primarily consists of cost incurred in the production and delivery of the Company's products and consists of production materials, personnel costs, cost of expensed equipment and consumables, laboratory supplies, consulting costs, depreciation, production overhead costs, information technology, maintenance and facility costs. Personnel costs consist of salaries, employee benefit costs, bonuses, and stock-based compensation expense. In addition, cost of revenue includes royalty costs for licensed technologies included in the Company’s products, and provisions for slow-moving and obsolete inventory.
Research and Development
Research and development expenses consist of compensation costs, employee benefits, subcontractors, research supplies, allocated facility related expenses and allocated depreciation and amortization. All research and development costs are expensed as incurred.
Advertising Costs
Costs related to advertising and promotions are expensed to sales and marketing as incurred. Advertising and promotion expenses for the years ended September 30, 2025, 2024 and 2023, were $7.0 million, $5.2 million and $2.9 million, respectively.
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
Basic and diluted net loss per share of common stock attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee stock-based awards and warrants. Because the Company has reported a net loss for the years ended September 30, 2025, 2024 and 2023, diluted net loss per common share is the same as the basic net loss per share for those years.

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
Liability Related to the Sale of Future Revenue
The Company accounts for the proceeds received from the monetization of future milestone and royalty payments from its contracts with certain customers as a debt instrument, which is amortized using the effective interest rate method over the estimated term of the arrangement. The Company recognizes interest expense thereon using the effective rate, which is based on its current estimates of future milestone and royalty payments under its customer contracts to be paid to the counterparty over the term of the arrangement. The Company periodically assesses these future estimated payments to impute interest on the carrying value of the liability. To the extent its estimates of future payments to the counterparty are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, the Company will account for any such changes by adjusting the effective interest rate on a prospective basis, with a corresponding impact to the liability. The assumptions used in determining the expected repayment term of the liability also requires that the Company makes estimates that could impact the classification of the liability, interest recorded on such liability, as well as the period over which such interest will be incurred. For further discussion, please see Note 17, Liability related to the sale of future revenue liability.
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
If the Company's equity investment does not meet the requirements of equity method of accounting, the Company accounts for the investment at fair value and has elected to account for its equity investments without a readily determinable fair value using a measurement alternative. Equity investments without readily determinable fair values are recorded using the measurement alternative of cost less impairment, if any, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. Any impairments or adjustments are recorded in Other (income) expense, net on our consolidated statements of operations and comprehensive income (loss).

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

Recent Accounting Pronouncements
New Accounting Guidance Adopted
In November 2023, the FASB issued ASU No. 2023-07 "Segment Reporting (Topic 280)". The amendments in this ASU improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this ASU for our fiscal year ended September 30, 2025 and provided required disclosure in Note 16. Segment Information.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, which will require additional expense disclosures for all public entities. The amendments require that at each interim and annual reporting period, an entity will disclose certain disaggregated expenses included in each relevant expense caption, as well as the total amount of selling expenses and, in annual periods, an entity’s definition of selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the incremental disclosures that will be required in its consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06"), which became effective and simplifies the capitalization guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. The standard is effective for all entities for annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this standard to its consolidated financial statements.
The Company has evaluated other recently issued accounting pronouncements and has concluded that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption.
3.Revenues
The Company’s revenue is generated through the sale of synthetic biology tools, such as synthetic genes, oligo pools, NGS tools, DNA libraries and biopharma services for antibody discovery, optimization and development ("Biopharma").
Contract Balances
The following table summarizes our contract balances:

	September 30,
(in thousands)	2025	2024
Contract assets(1)	$3,857	$2,031
Contract liabilities(2)	6,884	2,131
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
Synthetic Genes, Oligo Pools, NGS Tools, and DNA Libraries
The Company recognizes revenue when control of the products is transferred to the customer and at a transaction price that is determined based on the agreed upon rates in the applicable order or master supply agreement applied to the quantity of synthetic DNA that was manufactured and shipped to the customer. The transaction price is determined based on the agreed upon rates in the quotation, the purchase order, or the master supply agreements applied to the quantity of all the products that were manufactured and shipped to the customer. The Company’s contracts may include one or more ordered products, and the shipment of these products comprises the performance obligation (s) under the contract. Accordingly, all of the transaction price, net of any discounts, is allocated to the performance obligation (s). The Company’s sales are primarily subject to Ex Works (as defined in Incoterms 2010) delivery terms and revenue, other than Biopharma revenue, is predominantly recorded at the point in time when products are picked up by the customer’s freight forwarder, as the Company has determined that this is the point in time that control transfers to the customer. The Company’s shipping and handling activities are considered a fulfillment cost. Shipping and handling fees charged to our customers are recognized as product revenue in the period shipped and the related costs for providing these services are recorded as a cost of revenue. The Company has elected to exclude all sales and value added taxes from the measurement of the transaction price. The Company has not adjusted the transaction price for significant financing since the time period between the transfer of goods and payment is less than one year. The Company has elected the practical expedient to not disclose the consideration allocated to remaining performance obligations and an explanation of when those amounts are expected to be recognized as revenue since the duration of the contracts is less than one year.
Biopharma
The Company’s Biopharma revenue primarily consists of research and development agreements with third parties that provide for up-front and milestone-based payments. The Company also enters into research and development agreements that do not include up-front or milestone-based payments and recognizes revenue on these types of agreements based on the timing of development activities. The Company’s research and development agreements may include more than one performance obligation. At the inception of the agreement, the Company assesses whether each obligation represents a separate performance obligation or whether such obligations should be combined as a single performance obligation. The transaction price for each agreement is determined based on the amount of consideration the Company expects to be entitled to for satisfying all performance obligations within the agreement. The Company assesses the nature of each performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. In agreements where the Company satisfies performance obligation(s) over time, the Company recognizes development revenue typically using an input method based on costs incurred relative to the total expected cost which determines the extent of progress toward completion. As part of the accounting for these arrangements, the Company must develop estimates and assumptions that require judgment to determine the transaction price and progress towards completion. The Company reviews its estimate of the transaction price and progress toward completion based on the best information available to recognize the cumulative progress toward completion as of the end of each reporting period and makes revisions to such estimates as necessary. Also, these research and development agreements may include license payments. The Company recognizes revenue from functional license agreements when the license is transferred to the customer and the customer is able to use and benefit from the license. A functional license has significant standalone functionality because it can be used as is for performing a specific task.
For the years ended September 30, 2025, 2024 and 2023 the Company recognized revenue of $1.4 million, $1.7 million and $2.8 million, respectively, from the amount that was included in the contract liability balance at the beginning of each year.
In addition, for all periods presented, there was no revenue recognized in a reporting period from performance obligations satisfied in previous periods. The aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of September 30, 2025 was $15.1 million. The Company expects to recognize revenue over the next twelve months relating to performance obligations unsatisfied as of September 30, 2025.
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
Disaggregation of Revenues
The table below sets forth revenues by geographic region, based on ship-to destinations. Americas consists of the United States, Canada, Mexico and South America; EMEA consists of Europe, the Middle East, and Africa; and APAC primarily consists of Japan, China, South Korea, India, Singapore, Malaysia and Australia.

	Year ended September 30,
(in thousands)	2025	2024	2023
Americas	$225,580	$193,884	$151,263
EMEA	124,240	92,567	71,389
APAC	26,752	26,523	22,457
Total	$376,572	$312,974	$245,109
The table below sets forth revenues by products.

	Year ended September 30,
(in thousands)	2025	2024	2023
Synthetic genes	$113,602	$92,679	$73,541
Oligo pools	20,230	16,906	14,489
DNA libraries	11,184	13,933	10,201
Antibody discovery	23,452	20,328	23,172
NGS tools	208,104	169,128	123,706
Total	$376,572	$312,974	$245,109
The table below sets forth revenues by industry.

	Year ended September 30,
(in thousands)	2025	2024	2023
Industrial chemicals/materials	$93,246	$83,472	$59,321
Academic research	65,861	58,452	45,847
Healthcare	215,092	168,959	137,148
Food/agriculture	2,373	2,091	2,793
Total revenues	$376,572	$312,974	$245,109
Revenue from the United States represented 58%, 60% and 60% of the total revenue for the years ended September 30, 2025, 2024 and 2023, respectively.
Customer Concentration
There are no major customers who accounted for 10% or more of the Company’s revenue for the fiscal year ended September 30, 2025, September 30, 2024 and September 30, 2023.
There was one major customer who accounted for 10% or more of the net accounts receivable as of September 30, 2025. There were no major customers who accounted for 10% or more of the net accounts receivable as of September 30, 2024.

4.Cash, Cash Equivalent and Short-term Investments
The following table sets forth the cash and cash equivalents, and investments as of September 30, 2025:

(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash	$32,677	$—	$—	$32,677
Cash equivalents - money market funds	150,372	—	—	150,372
Total cash and cash equivalents	$183,049	$—	$—	$183,049
Short-term investments:
U.S. government treasury bills	$49,316	$69	$—	$49,385
Total short-term investments	$49,316	$69	$—	$49,385
Total cash, cash equivalents and short-term investments	$232,365	$69	$—	$232,434
The following table sets forth the cash and cash equivalents, and investments as of September 30, 2024:

(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash	$26,458	$—	$—	$26,458
Cash equivalents - money market funds	199,858	—	—	199,858
Total cash and cash equivalents	$226,316	$—	$—	$226,316
Short-term investments:
U.S. government treasury bills	$49,964	$119	$—	$50,083
Total short-term investments	$49,964	$119	$—	$50,083
Total cash, cash equivalents and short-term investments	$276,280	$119	$—	$276,399
During the years ended September 30, 2025, 2024 and 2023, gross realized gains and losses related to our short-term investments were not material.
During the years ended September 30, 2025, 2024 and 2023, the Company did not recognize any credit losses.
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
Assets Measured at Fair Value on a Recurring Basis

As of September 30, 2025, financial assets measured and recognized at fair value are as follows:

(in thousands)	Level 1	Level 2	Level 3	Fair value
Assets
Money market funds	$150,372	$—	$—	$150,372
U.S. government treasury bills	49,385	—	—	49,385
Total financial assets	$199,757	$—	$—	$199,757
As of September 30, 2024, financial assets measured and recognized at fair value are as follows:

(in thousands)	Level 1	Level 2	Level 3	Fair value
Assets
Money market funds	$199,858	$—	$—	$199,858
U.S. government treasury bills	50,083	—	—	50,083
Total financial assets	$249,941	$—	$—	$249,941
Contractual maturities of short-term investments, as of September 30, 2025, were less than 12 months. The Company does not intend to sell the money market funds and short term investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis.
As of September 30, 2025 and 2024, there are no financial liabilities measured and recognized at fair value.
6.Investment in Equity Securities
On May 2, 2025, the Company executed and consummated the Contribution Agreement with Atlas for the sale and transfer of its DNA digital data storage assets, including the related intellectual property, equipment and contracts and the license of certain other intellectual property for a consideration of 73.0 million shares of Series Seed-1 Preferred Stock of Atlas, upfront cash consideration of $2.5 million, promissory notes of $2.0 million, contingent manufacturing and commercial milestone payments of up to $75.0 million, and royalty payments based on a percentage of Atlas sales of the DNA data storage products or services. As part of this transaction, certain employees of the Company were transitioned to Atlas.
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
Subsequent to the acquisition date, the Company elected to account for its investment in the preferred stock of Atlas using the measurement alternative method since Atlas is a private company, these securities do not have readily determinable fair value.
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
The Company accounted for the promissory note receivable at its fair value of $1.7 million and recognized immaterial interest income on the promissory notes during the year ended September 30, 2025. Promissory note receivable is carried at amortized cost and reduced by a valuation allowance for estimated credit losses, as necessary. The Company recognizes interest income on loans, including the amortization of discounts and premiums, using the effective interest method. As of September 30, 2025, the carrying value of the promissory note receivable is $1.8 million.
The sale of DNA digital data storage assets to Atlas constitutes a disposition of a business. The Company concluded the disposition does not represent a strategic shift, and therefore, the Company has not accounted for the disposition as a discontinued operation. The Company recorded a $48.8 million gain on sale of business on the consolidated statements of operations and comprehensive income (loss) for the year ended September 30, 2025. The Company allocated goodwill to the DNA Data Storage business disposed and the remaining business based on their relative fair values. The gain consists of the following assets transferred in accordance with the Contribution Agreement:

(in thousands)	As of May 2, 2025
Sale consideration:
Fair value of Series Seed-1 Preferred Stock	$53,890
Fair value of promissory note receivable	1,696
Upfront cash consideration	2,500
$58,086
Net assets sold:
Property and equipment	$(5,623)
Goodwill	(3,616)
$(9,239)
Gain on sale of business	$48,847
The Company concluded that Atlas is a variable interest entity. While the Company holds one of the seven board of director seats in Atlas, the Company does not have the power, whether through contractual relationships or other factors, to direct the activities that most significantly impact the economic performance of Atlas. Therefore, the Company concluded it is not its primary beneficiary. The Company’s maximum exposure to loss from this VIE consist of investment in equity securities, promissory note receivable and other receivables for amounts billed under the transition services agreement and the sublease agreement aggregating to $56.0 million. There were no impairments during the year ended September 30, 2025.
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
Further, as part of the Contribution Agreement, the Company subleased specific office and lab space to Atlas in South San Francisco (see note 11).
The Company holds an equity investment in another privately held company which is accounted for as an equity security without a readily determinable fair value using a measurement alternative. The privately held company is a VIE, but the Company is not the primary beneficiary. The Company does not have the power to direct the activities that most significantly impact the economic performance of the investee. The Company’s maximum exposure to loss from this VIE consist of an equity investment of $0.4 million. The Company impaired $1.1 million and $2.2 million during the year ended September 30, 2025 and September 30, 2024, respectively.

7.Balance Sheet Components
Allowance for Credit Losses
Allowance for credit losses related to accounts receivable were $0.6 million and $0.7 million as of September 30, 2025 and 2024, respectively.
Inventories
Inventories consist of the following:

	September 30,
(in thousands)	2025	2024
Raw Materials	$20,191	$17,316
Work-in-process	2,265	2,146
Finished Goods	5,853	4,616
	$28,309	$24,078
Property and Equipment, net
Property and equipment, net consists of the following:

	September 30,
(in thousands)	2025	2024
Laboratory equipment	$101,583	$99,528
Furniture, fixtures and other equipment	2,905	2,944
Vehicles	211	211
Computer equipment	3,176	3,249
Computer software	11,009	10,095
Leasehold improvements	58,277	57,448
Construction in progress	20,116	4,688
	$197,277	$178,163
Less: Accumulated depreciation and amortization	(94,994)	(75,643)
	$102,283	$102,520
Construction in progress mainly represents equipment costs, leasehold improvements, and internal use software development costs. For the year ended September 30, 2025 and 2024 the total depreciation and amortization expense was $23.8 million and $27.3 million, respectively. During the year ended September 30, 2024, the Company recognized impairment of property and equipment of $44.9 million, (see Note 18).
The net book value of capitalized computer software held for internal use included in property and equipment, net were $3.2 million and $5.2 million as of September 30, 2025 and 2024, respectively. For the year ended September 30, 2025 and 2024, the amortization expense of capitalized computer software held for internal use was $2.9 million and $2.6 million, respectively.
Property and equipment, net located in the United States were $102.3 million and $102.3 million as of September 30, 2025 and 2024, respectively. Property and equipment, net located outside of the United States were immaterial and $0.2 million as of September 30, 2025 and 2024, respectively.

Other Current Liabilities
Other current liabilities consist of the following:

	September 30,
(in thousands)	2025	2024
Income and other taxes payable	$4,543	$2,725
Contract liabilities	6,884	2,131
Other current liabilities	722	961
	$12,149	$5,817
8.Goodwill and Intangible Assets
Total amortization expense related to intangible assets was $1.1 million, $4.1 million, and $5.3 million for the years ended September 30, 2025, 2024 and 2023, respectively.
The goodwill balance is presented below:

	September 30,
(in thousands)	2025	2024
Balance at beginning of year	$85,811	$85,811
Sale of business (see note 6)	(3,616)	—
Balance at end of year	$82,195	$85,811
The finite-lived intangible assets balances are presented below:

	September 30, 2025
(in thousands, except for years)	Weighted average Amortization period in years	Gross carrying amount	Accumulated amortization	Net book value
Developed Technology	17	$17,900	$(4,475)	$13,425
Total finite-lived intangible assets		$17,900	$(4,475)	$13,425

	September 30, 2024
(in thousands, except for years)	Weighted average Amortization period in years	Gross carrying amount	Impairment	Accumulated amortization	Net book value
Developed Technology	17	$50,020	$(25,198)	$(10,344)	$14,478
Customer Relationships	—	15,210	(10,541)	(4,669)	—
Tradenames & Trademarks	—	900	(125)	(775)	—
Total finite-lived intangible assets		$66,130	$(35,864)	$(15,788)	$14,478

Future annual amortization expense is as follows (in thousands):

Years ending September 30,
2026	$1,053
2027	1,053
2028	1,053
2029	1,053
2030	1,053
Thereafter	8,160
$13,425
9.Leases
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
As part of the sale of DNA data storage business, the Company subleased specific office and lab space to Atlas in South San Francisco (see note 6).
Future minimum lease payments and sublease income under all non-cancelable operating leases as of September 30, 2025 are as follows:

(in thousands)	Operating leases	Sublease income
Years ending September 30:
2026	$13,963	$1,918
2027	8,450	1,975
2028	8,510	2,035
2029	6,609	—
2030	6,787	—
Thereafter	74,618	—
Total minimum lease payments	$118,937	$5,928
Less: imputed interest	(43,365)
Total operating lease liabilities	$75,572
Less: current portion	(13,822)
Operating lease liabilities, net of current portion	$61,750
The components of lease expense and supplemental information were as follows:

	September 30,
(in thousands except years and percentage)	2025	2024
Operating lease costs	$15,127	$15,637
Variable lease costs	8,656	7,724
Sublease income	1,068	—
Weighted-average remaining lease term (in years) - operating leases	15.18 years	15.21 years
Weighted-average discount rate - operating leases	6.49%	6.52%
Supplemental cash flow information related to leases are as follows:

	September 30,
(in thousands)	2025	2024
Cash payments included in the measurement of operating lease liabilities	$14,853	$14,707
10.Commitments and Contingencies
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
Securities Class Action
On December 12, 2022, a putative securities class action lawsuit captioned Peters v. Twist Bioscience Corporation, et al., Case No. 22-cv-08168 (N.D. Cal.) (“Securities Class Action”) was filed in federal court in the Northern District of California (“Court”) against the Company, its Chief Executive Officer, and its Chief Financial Officer (the “Defendants”) alleging violations of federal securities laws. The Securities Class Action’s claims are based in large part on allegations made in a report issued on November 15, 2022 by Scorpion Capital (“Scorpion Report”) concerning, among other things, the Company’s DNA chip technology and accounting practices. The initial complaint filed in the Securities Class Action alleges that various statements that the Defendants made between December 13, 2019 and November 14, 2022 were materially false and misleading in light of the allegations in the Scorpion Report. The plaintiff who initiated the lawsuit sought to represent a class of shareholders who acquired shares of the Company’s common stock between December 13, 2019 and November 14, 2022 and sought damages as well as certain other costs. On July 28, 2023, the Court appointed a new plaintiff, not the original plaintiff who filed the case, as lead plaintiff in the case and appointed a new law firm as lead counsel. On October 11, 2023, the lead plaintiff filed an amended complaint. The amended complaint is purportedly brought on behalf of all persons other than the Defendants who acquired the Company’s securities between December 20, 2018 and November 15, 2022. The amended complaint alleges that certain statements regarding, among other things, the Company’s DNA products and accounting practices were false and misleading. On December 6, 2023, the Company filed a motion to dismiss the amended complaint and a hearing on the motion to dismiss was held on November 13, 2024. On September 3, 2025, the Court issued an order granting in part and denying in part Defendants’ motion to dismiss and granted the plaintiff leave to further amend by September 24, 2025. The plaintiff did not file a second amended complaint. The Company is engaged in discovery and intends to continue vigorously defending the remaining claims under this action in all respects.
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
11.Related Party Transactions
During the years ended September 30, 2025, 2024 and 2023, the Company purchased raw materials from related parties in the amount of $— million, $4.4 million and $6.8 million, respectively.
During the years ended September 30, 2025, 2024 and 2023, the Company recognized revenues from the related parties in the amount of $12.2 million, $12.1 million and $5.9 million, respectively.
Payable balances with the related parties were immaterial as of September 30, 2025 and 2024.
Receivable balances with the related parties were $1.3 million and $0.5 million as of September 30, 2025 and 2024, respectively.
Subsequent to the investment in Atlas, the Company concluded that Atlas is a related party. The following are the transactions with Atlas:
During the years ended September 30, 2025, the Company recognized less than $0.1 million revenue from the Atlas.
During the year ended September 30, 2025, the Company received sublease income accounted for as other income in the amount of $1.1 million.
As of September 30, 2025 investment in Atlas included in the investment in equity securities was $53.9 million (see note 6).
As of September 30, 2025 other receivable balance primarily related to sublease income (see note 6) included in prepaid and other current assets was $0.3 million.
As of September 30, 2025, the carrying value of the promissory note receivable included in other non-current assets was $1.8 million. The Company recognized immaterial amount of interest income during the year ended September 30, 2025.
As of September 30, 2025 sublease security deposit balance included in other non-current liabilities was $0.2 million.

12.Income Taxes
The Company recorded income tax expense of $0.7 million, $0.6 million and $1.2 million for the years ended September 30, 2025, 2024 and 2023, respectively.
The domestic and foreign components of pre-tax loss for the years ended September 30, 2025, 2024, and 2023 are as follows:

	Year ended September 30,
(in thousands)	2025	2024	2023
US	$(78,490)	$(209,545)	$(205,389)
Foreign	1,539	1,379	1,923
Total	$(76,951)	$(208,166)	$(203,466)
The components of the income tax expense for the years ended September 30, 2025, 2024, and 2023 are as follows:

	Year ended September 30,
(in thousands)	2025	2024	2023
Current
Federal	$—	$—	$—
State	27	20	9
Foreign	692	540	1,143
Total current	$719	$560	$1,152

Deferred
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Total deferred	$—	$—	$—

Total provision (benefit)	$719	$560	$1,152
The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended September 30, 2025, 2024, and 2023:

	Year ended September 30,
	2025	2024	2023
Tax expense computed at the federal statutory rate	21%	21%	21%
Change in valuation allowance	(22)%	(22)%	(25)%
Research and development credit benefit	7%	3%	5%
Section 162(m) limitation on compensation	(9)%	(1)%	—%
Stock-based compensation	1%	(1)%	(1)%
Change in fair value of contingent consideration and holdbacks	—%	—%	1%
Gain on sale of intangible assets	1%	—%	—%
Others	—%	—%	(2)%
Total income tax expense	(1)%	—%	(1)%

The significant components of the Company’s deferred tax assets and liabilities are as follows for the years ended September 30, 2025, and 2024:

	September 30,
(in thousands)	2025	2024
Net operating loss carryforwards	$232,380	$226,959
Research and development credit carryforwards	67,626	59,578
Capitalized research and development	54,438	43,232
Operating lease liability	18,657	21,377
Stock-based compensation	13,359	13,384
Other	12,333	14,310
Gross deferred tax assets	$398,793	$378,840
Less: Valuation allowance	(383,378)	(360,594)
Net deferred tax assets	$15,415	$18,246
Operating lease right-of-use asset	$(12,174)	$(14,786)
Intangible assets	(3,241)	(3,460)
Gross deferred tax liabilities	$(15,415)	$(18,246)
Total net deferred tax asset	$—	$—
Based on the available evidence, management believes it is more likely than not that the deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its deferred tax assets at September 30, 2025 and 2024. The valuation allowance was $383.4 million and $360.6 million as of September 30, 2025 and 2024, respectively. The change in the valuation allowance was mainly due to an increase in the current year net operating loss, research and development credits and capitalized research and development during the fiscal year 2025.
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
As of September 30, 2025, the Company had net operating loss carryforwards of approximately $915.6 million and $621.2 million available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. Of the total federal net operating loss carryforwards, $714.8 million never expires and the remaining carryforwards of $200.8 million expire at various dates beginning in 2032 through 2038. Of the total state net operating loss carryforwards, the California State tax loss carryforwards of $310.0 million begin to expire in 2033 and the remaining carryforwards of $311.2 million for other states begin to expire at various dates beginning 2026 and beyond.
The Company also had federal and state research and development credit carryforwards of approximately $58.1 million and $38.8 million, respectively, at September 30, 2025. The federal credits will expire starting in 2033 if not utilized. The California research and development credits have no expiration date. Utilization of the net operating losses and tax credits is subject to annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitations may result in the expiration of the net operating losses and tax credits before utilization.
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

The aggregate changes in the balance of gross unrecognized tax benefits are as follows:

	Federal and state
	September 30,
(in thousands)	2025	2024	2023
Unrecognized tax benefits at beginning of year	$22,412	$19,185	$13,383
Increase related to tax positions taken during year	2,617	3,354	5,043
Increase/(decrease) related to tax positions taken in the prior year	259	(127)	759
Unrecognized tax benefits at end of year	$25,288	$22,412	$19,185
The Company does not expect a material change in unrecognized tax benefits in the next twelve months. As of September 30, 2025 and 2024, approximately $0.6 million and $0.4 million of unrecognized tax benefit would, if recognized, impact the Company’s effective income tax rate, respectively.
It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. The Company’s management determined that no accrual for interest and penalties was required as of September 30, 2025 and 2024.
The Company’s files federal and state income tax returns with varying statutes of limitations. All tax years remain open to examination due to the carryover of net operating losses or tax credits. The Company currently has no federal, state or foreign tax examinations in progress.
In fiscal year 2022, the Company began recognizing an additional component of total Federal tax expense, the tax on Global Intangible Low-Taxed Income (“GILTI”) provision of the Tax Act, which became applicable to the Company in fiscal year 2022. The Company elected to account for GILTI as a period cost, and therefore included GILTI expense in the effective tax rate calculation. This provision did not have a material effect on the effective tax rate for the years ended September 30, 2025, 2024 and 2023.
On July 4, 2025, H.R.1, commonly referred to as the One Big Beautiful Bill Act, was enacted in the U.S., which includes a broad range of tax reform provisions, including extending and modifying certain key Tax Cuts and Jobs Act provisions (both domestic and international). The legislation has multiple effective dates, with certain provisions effective in 2025 and others to be implemented through 2027. The Company has evaluated the impact of the guidance provided to date and determined that it did not have a material impact related to fiscal year ended September 30, 2025. The Company will continue to evaluate the impact of changes to various provisions that could affect our income tax payable and deferred tax liability.
13.Common Stock
As of September 30, 2025, the Company had reserved sufficient shares of common stock with a par value of $0.00001 per share for issuance upon exercise of outstanding stock options. Each share of common stock is entitled to one vote. The holders of shares of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors.
In February 2025, the Company amended its Amended and Restated Certificate of Incorporation to provide for an increase in its authorized share capital. The authorized common stock increased to 200.0 million shares at a par value of $0.00001 per share.
14.Stock-based Compensation
2018 Equity Incentive Plan
On September 26, 2018, the board of directors adopted the 2018 Equity Incentive Plan (the 2018 Plan) as a successor to the 2013 Stock Plan (the 2013 Plan). In February 2025, as approved at the Annual Shareholders meeting, the Company amended its 2018 Plan, to increase the authorized shares issuable under the 2018 Plan by 3.7 million shares and eliminate the “evergreen” provision which provides for an automatic annual increase in the number of shares reserved for issuance of future awards under the Plan. The maximum aggregate number of shares that may be issued under the 2018 Plan was 10,068,911 of the Company’s common stock.

On August 22, 2023, the board of directors adopted an inducement equity incentive plan (the "Inducement Plan"). In February 2025, as approved at the Annual Shareholders meeting, the Company amended its Inducement Plan to increase the authorized shares issuable under the Inducement Plan by 700,000 shares. The maximum aggregate number of shares that may be issued under the Inducement Plan is 1,400,000 of the Company's common stock. The Inducement Plan permits the grant of non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares.
As of September 30, 2025, a total of 5,260,083 shares of the Company’s common stock have been reserved for issuance in connection with grant of future awards under the 2018 Plan and the Inducement Plan.
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
Stock-based Compensation
Total stock-based compensation expense recognized were as follows:

	Year ended September 30,
(in thousands)	2025	2024	2023
Cost of revenues	$6,985	$4,012	$4,562
Research and development	9,020	11,199	13,944
Selling, general and administrative	48,454	35,714	11,772
Total stock-based compensation expense	$64,459	$50,925	$30,278
An immaterial amount of stock-based compensation expense was capitalized to inventories attributable to employees who support the manufacturing of the Company's products for the years ended September 30, 2025, 2024, and 2023. The balance sheet as of September 30, 2025 and 2024 includes $1.3 million and $1.3 million, respectively, of stock-based compensation expense primarily related to internal use software development costs was capitalized in property and equipment.
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
Activity with respect to the Company’s restricted stock units during the year ended September 30, 2025 is as follows:

(In thousands, except per share data)	Shares	Weighted average grant date fair value per share
Nonvested shares at September 30, 2024	1,964	$32.13
Granted	1,266	$45.75
Vested/Issued	(947)	39.12
Forfeited	(401)	34.74
Nonvested shares at September 30, 2025	1,882	$37.21

As of September 30, 2025, there was $64.8 million of total unrecognized compensation cost related to these issuances that is expected to be recognized over a weighted average period of 2.7 years. The total grant date fair value of RSUs awarded during the year ended September 30, 2025, 2024 and 2023 were $57.9 million, $42.7 million and $32.2 million, respectively. The total grant date fair value of RSUs vested during the year ended September 30, 2025, 2024 and 2023 were $37.0 million, $31.0 million and $33.7 million, respectively.
Performance-based Restricted Stock Units
During the year ended September 30, 2025, the Company granted additional performance-based restricted stock units to executives and employees that will vest upon achievement of multiple year revenue, gross margin, and profitability metrics as determined by the board of directors. Stock compensation expense for these awards is recorded over the vesting period based on the grant date fair value of the awards and probability of the achievement of specified performance targets. The grant date fair value is equal to the closing share price of the Company’s common stock on the date of grant. These awards will vest from a minimum of 10 months to a maximum of 34 months service period following the grant date, provided that the recipient is a Company employee at the time of vesting and the performance targets applicable to each award are achieved. The actual number of awards that ultimately vest will depend on the achievement of specified performance targets at the end of the performance period and can range from 0% to 140% of the number of units granted.
Activity under the PSUs during the year ended September 30, 2025 is summarized below:

(In thousands, except per share data)	Shares	Weighted average grant date fair value per share
Nonvested shares at September 30, 2024	1,166	$27.01
Granted	1,422	$47.07
Vested/Issued	(311)	44.90
Forfeited	(343)	32.82
Nonvested shares at September 30, 2025	1,934	$37.85
As of September 30, 2025, the unrecognized compensation costs related to these awards was $37.8 million, based on the maximum achievement of the performance targets. The Company expects to recognize those costs over a weighted average period of 1.6 years. The total grant date fair value of PSUs awarded during the year ended September 30, 2025, 2024 and 2023 were $66.9 million, $11.5 million and $21.2 million, respectively. The total grant date fair value of PSUs vested during the year ended September 30, 2025, 2024 and 2023 were $14.0 million, $6.9 million and $1.8 million, respectively.
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

Options activity during the year ended September 30, 2025 is summarized below:

(In thousands, except per share and contractual term data)	Shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at September 30, 2024	1,892	$29.60	4.57	$37,840
Forfeited	(132)	55.78	—	$—
Exercised	(484)	19.31	—	10,571
Outstanding at September 30, 2025	1,276	$30.80	3.59	$6,616
Vested and exercisable at September 30, 2025	1,275	$30.79	3.59	$6,616
As of September 30, 2025, the unrecognized compensation costs related to these awards was immaterial. The Company expects to recognize those costs over a weighted average period of 0.2 years. The Company did not grant any options during the year ended September 30, 2025, 2024 and 2023. The aggregate intrinsic value of stock options exercised during the year ended September 30, 2024 and 2023 were $9.2 million and $1.1 million, respectively.
2018 Employee Stock Purchase Plan
On September 26, 2018, the board of directors adopted the 2018 Employee Stock Purchase Plan (the 2018 ESPP). A total of 275,225 shares of the Company’s common stock were originally reserved for issuance under the 2018 ESPP. The number of shares reserved for issuance under the 2018 ESPP will be increased automatically on the first day of each fiscal year, following the fiscal year in which the 2018 ESPP becomes effective, by a number equal to the least of 249,470 shares, 1% of the shares of common stock outstanding at that time, or such number of shares determined by the Company’s board of directors. The number of shares reserved for issuance as of September 30, 2025 is as follows:

(In thousands)	Shares available
As of September 30, 2024	611
Additional shares authorized	249
Shares issued during the period	(144)
As of September 30, 2025	716
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
Unless otherwise determined by the board of directors, the Company’s common stock will be purchased for the accounts of employees participating in the 2018 ESPP at a price per share that is the lesser of 85% of the fair market value of the Company’s common stock on the first trading day of the offering period, which for the initial offering period is the price at which shares of the Company’s common stock were first sold to the public, or 85% of the fair market value of the Company’s common stock on the last trading day of the offering period. During the years ended September 30, 2025 and 2024, the Company recorded $2.4 million and $1.6 million expense related to the 2018 ESPP. During the year ended September 30, 2023 activity under the 2018 ESPP was immaterial.
401(k) Savings Plan
During 2018, the Company adopted a 401(k) savings plan for the benefit of its employees. In January 2022, the Company modified its plan to include an employer matching contribution. The Company is required to make matching contributions to the 401(k) plan equal to 50% of the first 6% of wages deferred by each participating employee. For the year ended September 30, 2025 and 2024, the Company incurred expenses for employer matching contributions of $3.0 million and $2.6 million, respectively.

15.Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders:

	Year ended September 30,
(in thousands, except per share data)	2025	2024	2023
Numerator:
Net loss attributable to common stockholders	$(77,670)	$(208,726)	$(204,618)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	59,808	58,016	56,885
Net loss per share attributable to common stockholders, basic and diluted	$(1.30)	$(3.60)	$(3.60)
The potentially dilutive common shares that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive for the periods presented are as follows:

	Year ended September 30,
(in thousands)	2025	2024	2023
Shares subject to options to purchase common stock	1,276	1,891	2,408
Unvested restricted stock units and performance stock units	3,816	3,130	2,552
Shares subject to employee stock purchase plan	100	69	118
Total	5,192	5,090	5,078

16.Segment Information
The Company’s Chief Executive Officer has been identified as the chief operating decision maker (CODM). The CODM reviews the Company’s operating results on a consolidated basis for purposes of allocating resources and evaluating financial performance. Specifically, the CODM evaluates the Company’s financial performance and decides how to allocate resources based on consolidated net income (loss), which enables the CODM to assess both the overall level of resources available and optimize distribution of resources across functions, product lines, regions and research and development programs in line with our long-term corporate-wide strategic goals. The CODM also reviews disaggregated revenue by product line, geographic regions, and industry (see Note 3).
The following table presents entity-wide significant expense categories and net loss details provided to the CODM:

	Year ended September 30,
(In thousands)	2025	2024	2023
Revenues	$376,572	$312,974	$245,109
Costs and expenses:
Cost of revenues[1]	$161,545	$154,030	$132,417
Research and development expenses[1]	69,950	76,605	88,937
Selling, general and administrative expenses[1]	192,024	175,883	171,070
Depreciation and amortization	24,853	31,432	29,310
Stock-based compensation expense	64,459	50,925	30,278
Restructuring and other costs	—	—	9,384
Change in fair value of contingent considerations and holdbacks	—	—	(5,913)
Impairment of long-lived assets	—	44,930	6,785
Total costs and expenses	$512,831	$533,805	$462,268
Loss from operations	$(136,259)	$(220,831)	$(217,159)
Gain on sale of business	$48,847	$—	$—
Interest income	11,364	15,344	14,365
Other income (expense), net	(903)	(2,679)	(672)
Income (loss) before income taxes	$(76,951)	$(208,166)	$(203,466)
Income tax expense	(719)	(560)	(1,152)
Net loss	$(77,670)	$(208,726)	$(204,618)
[1] Excludes depreciation and amortization and stock-based compensation expense
Asset information is not regularly provided to the CODM for assessing performance and allocating resources other than consolidated cash and cash equivalents and short-term investments, which can be found on our Consolidated Balance Sheets.
17.Liability Related to the Sales of Future Revenue
On October 21, 2024, the Company executed the Royalty Purchase Agreement with XOMA (US) LLC ("XOMA Royalty"). Under the Royalty Purchase Agreement, XOMA Royalty provided Twist Bioscience an upfront payment of $15.0 million in cash in exchange for the right to receive half of the future potential milestone and royalty payments resulting from certain antibody discovery and biopharma services agreements between the Company and its customers ("underlying customer agreements"). The terms of the underlying customer agreements provide for milestone and royalty payments to the Company contingent upon the Company's customers achieving certain clinical, regulatory, development and commercial milestones. Under the terms of the underlying customer agreements, the Company has significant continuing involvement as the Company has ongoing obligations such as services to support the generation of these milestone and royalty payments. As such, the Company applied the guidance under ASC 470, Debt, and recorded the upfront payment of

$15.0 million as a liability related to the sale of future revenue, which will be amortized using the effective interest method over the estimated term of the Royalty Purchase agreement.
As milestone and royalty payments are remitted to XOMA Royalty, the balance of the liability related to the sale of future revenue will be effectively repaid over the term of the Royalty Purchase Agreement. In addition, in accordance with ASC 470, Debt, the Company will account for any milestone and royalty payments received in the future as revenue.
The estimate of the effective interest rate contains significant assumptions regarding the timing and amount of expected milestone and royalty payments, which are considered Level 3 fair value inputs, and impact the interest expense that will be recognized over the term of the Royalty Purchase Agreement. As of September 30, 2025, the Company's estimate of aggregate future milestone and royalty payments expected to be paid to XOMA Royalty over the term of the Royalty Purchase Agreement did not exceed $15.0 million, therefore, no imputed interest expense has been recorded during the year ended September 30, 2025.
18.Impairment of Long-lived Assets
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
As a result of allocating the impairment, the Company recorded an impairment charges, which was included in “Impairment of long-lived assets” on our consolidated statements of operations and comprehensive loss for the year ended September 30, 2024.
The impairment charges recorded for the year ended September 30, 2024 and September 30, 2023 are as follows:

	Year ended September 30,
(in thousands)	2024	2023
Property and equipment	$9,066	$6,785
Finite-lived intangible assets	35,864	—
Total	$44,930	$6,785
No impairment charges were recorded for the year ended September 30, 2025.
19.Subsequent Events
On November 13, 2025, the Company entered into an amendment to a lease agreement for the Company's premises in South San Francisco, California, in order to consolidate other offices in South San Francisco into a single location. This amendment increases the leased premises by approximately 33,000 square feet ("Additional Premises") and extends the termination date of the lease until June 30, 2036. In accordance with the amended lease agreement, the monthly base rent for the entire premises is approximately $0.5 million at commencement and includes provisions for rent increases by 3% annually and provides for base rent abatement with respect to the original premises for 15 months and base rent abatement with respect to the Additional Premises for 12 months. The Company is also responsible for utilities, maintenance, insurance, and property taxes. The landlord will provide the Company with a tenant improvement allowance in connection with the Company’s improvements to the premises of approximately $24.4 million. The amendment also gives the Company the right, on or before December 31, 2026, to elect to expand the premises to include additional space in the building of approximately 33,000 square feet.
* * * * *

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2024, which is the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level as of September 30, 2025.
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
Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Framework"). Based on our management’s evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2025.
The effectiveness of our internal control over financial reporting as of September 30, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included in Part II, Item 8 of this Form 10-K.
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
We have audited Twist Bioscience Corporation’s internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Twist Bioscience Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2025, and the related notes and our report dated November 17, 2025, expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
San Mateo, California
November 17, 2025

Item 9B.     Other Information
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
We are reporting the following information in lieu of reporting on a Current Report on Form 8-K under Item 1.01 – Entry Into a Material Definitive Agreement.
Second Lease Amendment

On November 13, 2025, the Company entered into a second amendment (the “Second Lease Amendment”), which amends the terms of the lease agreement between the Company and 681 Gateway Center LLC (the “Landlord”), dated March 21, 2018 (as amended from time to time, the “Gateway Center Lease”), in order to consolidate other offices in South San Francisco into a single location. The Second Lease Amendment increases the premises at 681 Gateway Boulevard, South San Francisco, California originally leased under the Gateway Center Lease (the “Original Premises”) by approximately 33,000 square feet (the “Additional Premises” and together with the Original Premises, the “Premises”). The Company intends to use the Additional Premises to expand lab and office space for research and development, general administrative, manufacturing and distribution of products. The Second Lease Amendment also extends the termination date of the Gateway Center Lease until June 30, 2036. Additional rent will be approximately $119.2 million over the total initial term of the Second Lease Amendment, which is expected to commence the earlier of May 29, 2027 or the date the Company substantially completes the planned improvements (the “Expansion Period”). In addition, the Second Lease Amendment increases the base rental payments relating to the Premises by 3% annually and provides for base rent abatement with respect to the Original Premises for 15 months and base rent abatement with respect to the Additional Premises for 12 months. Following the Expansion Period, the Company is obligated to pay 74% of the operating expenses and utilities applicable to the Premises. The Landlord will provide the Company with a tenant improvement allowance in connection with the Company’s improvements to the Premises of approximately $24.4 million. The Second Lease Amendment also gives the Company the right, on or before December 31, 2026, to elect to expand the Premises to include the entire fourth floor of the building containing approximately 33,000 square feet.
The foregoing description is a summary of the material terms of the Second Lease Amendment and is qualified in its entirety by reference to the full terms of the Second Lease Amendment, a copy of which is filed as Exhibit 10.7.2 to this Form 10-K

Item 9C.     Disclosure Regarding Foreign Jurisdiction that Prevent Inspections
Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance
Information responsive to this item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K in connection with the 2026 Annual Meeting of Stockholders (the "Definitive Proxy Statement").
Item 11.     Executive Compensation
Information responsive to this item is incorporated by reference from our Definitive Proxy Statement.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information responsive to this item is incorporated by reference from our Definitive Proxy Statement.
Item 13.     Certain Relationships and Related Transactions, and Director Independence
Information responsive to this item is incorporated by reference from our Definitive Proxy Statement.
Item 14.     Principal Accounting Fees and Services
Information responsive to this item is incorporated by reference from our Definitive Proxy Statement.

PART IV
Item 15.     Exhibits, Financial Statement Schedules
Documents filed as part of this report are as follows:
(a)Consolidated Financial Statements
Our Consolidated Financial Statements are included in the “Index to Consolidated Financial Statements” under Part II, Item 8 and filed as part of this Form 10-K.
(b)Consolidated Financial Statement Schedules
All financial statement schedules are omitted because the information called for is not required or is shown either in the consolidated financial statements or in the notes thereto.
(c)Exhibits
Set forth below is a list of exhibits that are being filed or incorporated by reference into this Form 10-K:

Exhibit Number	Description	Filed / Furnished / Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

3.1	Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment to the Amended and Restated Certificate of Incorporation	Filed herewith

3.2	Amended and Restated Bylaws	8-K	3.1	11/18/2022

4.1	Form of common stock certificate	S-1/A	4.1	10/17/2018

4.2	Description of Common Stock	10-K	4.5	11/20/2020

+10.1	2013 Stock Plan and forms of agreement thereunder	S-1	10.1	10/3/2018

+10.2	Amended and Restated 2018 Equity Incentive Plan and forms of agreement thereunder	8-K	10.2	2/11/2025

+10.3	2018 Employee Stock Purchase Plan	S-1/A	10.3	10/17/2018

+10.4	Executive Incentive Bonus Plan	S-1	10.4	10/3/2018

+10.5	Form of Indemnification Agreement between Twist Bioscience Corporation and each of its Officers and Directors	S-1/A	10.8	10/17/2018

+10.6	Amended and Restated Inducement Equity Incentive Plan and related forms of award agreements thereunder	S-8	99.2	2/12/2025

Exhibit Number	Description	Filed / Furnished / Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed
10.7	Lease Agreement by and between Twist Bioscience Corporation and ARE-San Francisco No. 32. LLC dated March 21, 2018	S-1	10.11	10/3/2018

10.7.1	First Amendment to Lease by and between Twist Bioscience Corporation and ARE-San Francisco No. 32, LLC, dated March 21, 2019	10-Q	10.2	5/1/2019

10.7.2	Second Amendment to Lease by and between Twist Bioscience Corporation and ARE-San Francisco No. 32, LLC, dated November 13, 2025	Filed herewith

10.8*	Lease Agreement by and between Twist Bioscience Corporation and PWII Owner, LLC, dated December 18, 2020	8-K	10.1	12/22/2020

10.8.1*	First Amendment to Lease between Twist Bioscience Corporation and PWII Owner, LLC, dated April 13, 2021	8-K	10.1	4/16/2021

10.9†	End User Supply Agreement by and between Twist Bioscience Corporation and FUJIFILM Dimatix, Inc., dated November 5, 2015	S-1	10.14	10/3/2018

+10.10	Amended and Restated Employment Agreement dated October 26, 2022 between Twist Bioscience Corporation and Patrick Finn	10-Q	10.1	2/7/2023

+10.11	Employment Agreement dated December 18, 2023 between Twist Bioscience Corporation and Adam Laponis	10-Q	10.1	2/2/2024

+10.12	Amended and Restated Employment Agreement dated September 9, 2022 between Twist Bioscience Corporation and Emily Leproust	10-K	10.14	11/18/2024

+10.13	Amended and Restated Employment Agreement dated September 9, 2022 between Twist Bioscience Corporation and Paula Green	10-K	10.16	11/18/2024

+10.14	Amended and Restated Employment Agreement dated September 2, 2024 between Twist Bioscience Corporation and Dennis Cho	10-K	10.18	11/18/2024

+10.15	Employment Agreement dated April 24, 2023 between Twist Bioscience Corporation and Robert Werner	10-K	10.19	11/18/2024

Exhibit Number	Description	Filed / Furnished / Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

10.16*	Contribution Agreement by and between Twist Bioscience Corporation and Altas Data Storage, Inc., dated May 2, 2025	10-Q	10.1	8/4/2025

10.17*	License Agreement by and between Twist Bioscience Corporation and Atlas Data Storage, Inc., dated May 2, 2025	10-Q	10.2	8/4/2025

10.18*	MES Software License Agreement by and between Twist Bioscience Corporation and Atlas Data Storage, Inc., dated May 2, 2025	10-Q	10.3	8/4/2025

19.1	Insider Trading Compliance Program	Filed herewith

21.1	List of subsidiaries of the Registrant	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by President and Chief Executive Officer	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by Chief Financial Officer	Filed herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by President and Chief Executive Officer	Furnished herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer	Furnished herewith

97.1	Compensation Recovery Policy	10-K	97.1	11/18/2024

101.INS	XBRL Instance Document	Filed herewith

Exhibit Number	Description	Filed / Furnished / Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover page from the Company’s Annual Report on Form 10-K for the year ended September 30, 2025, formatted in Inline XBRL

+ Indicates a management contract or compensatory plan.

*	Registrant has omitted schedules and exhibits pursuant to Item 601(a)(5) of Regulation S-K. Registrant agrees to furnish supplementally a copy of the omitted schedules and exhibits to the SEC upon request.

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment that was separately filed with the SEC.

Item 16.     Form of 10-K Summary
Not applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 17, 2025	Twist Bioscience Corporation

	By:	/s/ Emily M. Leproust
Emily M. Leproust
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Emily M. Leproust	Chief Executive Officer and	November 17, 2025
Emily M. Leproust	Chair of the Board of Directors (principal executive officer)

/s/ Adam Laponis	Chief Financial Officer (principal financial	November 17, 2025
Adam Laponis	officer)

/s/ Robert F. Werner	Chief Accounting Officer (principal	November 17, 2025
Robert F. Werner	accounting officer)

/s/ Nelson C. Chan	Director	November 17, 2025
Nelson C. Chan

/s/ Robert Chess	Director	November 17, 2025
Robert Chess

/s/ Keith Crandell	Director	November 17, 2025
Keith Crandell

/s/ Jan Johannessen	Director	November 17, 2025
Jan Johannessen

/s/ Robert Ragusa	Director	November 17, 2025
Robert Ragusa

/s/ Trynka Shineman Blake	Director	November 17, 2025
Trynka Shineman Blake

/s/ Melissa Starovasnik	Director	November 17, 2025
Melissa Starovasnik