Form 10-Q
period 2025-12-31
Twist Bioscience Corp
filed 2026-02-02
CIK 1581280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025
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

The number of shares of the Registrant’s common stock outstanding as of January 27, 2026, was 61,311,704.

TWIST BIOSCIENCE CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2025

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the quarter ended December 31, 2025 (“Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements relate to, among other matters, future growth, expansion and other expectations regarding future operations plans and financial performance. Forward-looking statements are also identified by the words “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” and variations of such words and similar expressions. You should not rely upon forward-looking statements as predictions of future events. Such statements are based on management’s expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results, events or circumstances to differ materially from those expressed or implied in our forward-looking statements. Forward looking statements contained in this Form 10-Q include, but are not limited to, statements about:
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
•uncertainty as to economic and market conditions and the impact of adverse economic conditions; and
•other risk factors included under the section titled “Risk factors” contained in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on November 17, 2025 (the "Annual Report on Form 10-K").

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Twist Bioscience Corporation
Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except per share data)	December 31, 2025	September 30, 2025
Assets
Current assets:
Cash and cash equivalents	$148,591	$183,049
Short-term investments	49,358	49,385
Accounts receivable, net [1]	50,062	57,019
Inventories	32,924	28,309
Prepaid expenses and other current assets [2]	22,947	15,204
Total current assets	$303,882	$332,966
Property and equipment, net	105,119	102,283
Operating lease right-of-use assets	72,266	49,377
Investment in equity securities[3]	54,337	54,337
Goodwill	82,195	82,195
Intangible assets, net	13,162	13,425
Restricted cash, non-current	2,394	2,376
Other non-current assets [4]	4,730	4,902
Total assets	$638,085	$641,861
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,493	$11,094
Accrued expenses	23,405	23,053
Accrued compensation	18,835	31,288
Current portion of operating lease liability	12,242	13,822
Other current liabilities	13,466	12,149
Total current liabilities	$80,441	$91,406
Operating lease liability, net of current portion	85,808	61,750
Liability related to the sale of future revenue	15,000	15,000
Other non-current liabilities[5]	741	747
Total liabilities	$181,990	$168,903
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $0.00001 par value —200,000 and 200,000 shares authorized at December 31, 2025 and September 30, 2025, respectively; 61,274 and 60,632 shares issued and outstanding at December 31, 2025 and September 30, 2025, respectively	$—	$—
Additional paid-in capital	1,806,751	1,793,163
Accumulated other comprehensive loss	(571)	(627)
Accumulated deficit	(1,350,085)	(1,319,578)
Total stockholders’ equity	$456,095	$472,958
Total liabilities and stockholders’ equity	$638,085	$641,861
[1] Including related parties' balances of $1.3 million and $1.3 million as of December 31, 2025 and September 30, 2025, respectively.
[2] Including related party balances of $— million and $0.3 million as of December 31, 2025 and September 30, 2025, respectively.
[3] Including related party balances of $53.9 million and $53.9 million as of December 31, 2025 and September 30, 2025, respectively.
[4] Including related party balances of $1.8 million and $1.8 million as of December 31, 2025 and September 30, 2025, respectively.
[5] Including related party balances of $0.2 million and $0.2 million as of December 31, 2025 and September 30, 2025, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three months ended December 31,
(In thousands, except per share data)	2025	2024
Revenues [1]	$103,698	$88,713
Costs and expenses:
Cost of revenues	$49,726	$45,873
Research and development expenses	17,130	21,307
Selling, general and administrative expenses[2]	69,742	56,177
Total costs and expenses	$136,598	$123,357
Loss from operations	$(32,900)	$(34,644)
Interest income	2,175	3,240
Other income (expense), net [3]	471	(93)
Loss before income taxes	$(30,254)	$(31,497)
Income tax expense	(253)	(97)
Net loss	$(30,507)	$(31,594)
Other comprehensive loss:
Change in unrealized gain (loss) on investments	$18	$(66)
Foreign currency translation adjustment	38	(61)
Comprehensive loss	$(30,451)	$(31,721)
Net loss per share — basic and diluted	$(0.50)	$(0.53)
Weighted average shares used in computing net loss per share — basic and diluted	61,080	59,162

[1] Including revenues from related parties of $1.4 million and $4.0 million during the three months ended December 31, 2025 and December 31, 2024, respectively
[2] Including variable sublease income from a related party of $0.2 million and $— million for the three months ended December 31, 2025 and December 31, 2024, respectively.
[3] Including sublease income from a related party of $0.5 million and $— million for the three months ended December 31, 2025 and December 31, 2024, respectively

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

	Three Months Ended December 31, 2025
	Common stock		Additional paid-in capital	Accumulated Other comprehensive loss	Accumulated deficit	Total stockholders' equity
(In thousands)	Shares	Amount
Balances as of September 30, 2025	60,632	$—	$1,793,163	$(627)	$(1,319,578)	$472,958
Vesting of restricted stock units	627	$—	$—	$—	$—	$—
Exercise of stock options	15	—	300	—	—	300
Repurchases of common stock for income tax withholding	—	—	(2)	—	—	(2)
Stock-based compensation	—	—	13,290	—	—	13,290
Other comprehensive income	—	—	—	56	—	56
Net loss	—	—	—	—	(30,507)	(30,507)
Balances as of December 31, 2025	61,274	$—	$1,806,751	$(571)	$(1,350,085)	$456,095

	Three Months Ended December 31, 2024
	Common stock		Additional paid-in capital	Accumulated Other comprehensive income	Accumulated deficit	Total stockholders' equity
(In thousands)	Shares	Amount
Balances as of September 30, 2024	58,877	$—	$1,715,119	$(522)	$(1,241,908)	$472,689
Vesting of restricted stock units	536	$—	$—	$—	$—	$—
Exercise of stock options	169	—	2,950	—	—	2,950
Repurchases of common stock for income tax withholding	—	—	(6)	—	—	(6)
Stock-based compensation	—	—	12,029	—	—	12,029
Other comprehensive loss	—	—	—	(127)	—	(127)
Net loss	—	—	—	—	(31,594)	(31,594)
Balances as of December 31, 2024	59,582	$—	$1,730,092	$(649)	$(1,273,502)	$455,941
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended December 31,
(in thousands)	2025	2024
Operating activities
Net loss	$(30,507)	$(31,594)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	6,194	6,380
Stock-based compensation expense	13,273	11,991
Other non-cash adjustments[1]	(336)	(20)
Changes in assets and liabilities:
Accounts receivable, net [2]	6,826	(4,537)
Inventories	(4,615)	560
Prepaid expenses and other current assets [3]	(7,735)	(249)
Other non-current assets	225	(356)
Accounts payable	1,472	5,711
Accrued expenses	1,509	3,137
Accrued compensation	(12,436)	(11,850)
Other liabilities	1,316	(601)
Net cash used in operating activities	$(24,814)	$(21,428)
Investing activities
Purchases of property and equipment	$(9,974)	$(2,268)
Purchases of investments	(20,509)	(20,593)
Proceeds from maturity of investments	20,550	21,325
Net cash used in investing activities	$(9,933)	$(1,536)
Financing activities
Proceeds from exercise of stock options	$300	$2,950
Proceeds from the issuance of liability related to sale of future revenue	—	15,000
Repurchases of common stock for income tax withholding	(2)	(6)
Net cash provided by financing activities	$298	$17,944
Effect of exchange rates on cash, cash equivalents and restricted cash	$9	$(53)
Net decrease in cash, cash equivalents, and restricted cash	(34,440)	(5,073)
Cash, cash equivalents, and restricted cash at beginning of period	185,425	229,132
Cash, cash equivalents, and restricted cash at end of period	$150,985	$224,059
Supplemental disclosure of cash flow information
Income taxes paid, net of refunds	$184	$3
Non-cash investing and financing activities
Property and equipment additions included in accounts payable and accrued expenses	$1,182	$2,136
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$24,773	$—

[1] Including changes in a related party' balances of $0.1 million and $— million for the three months ended December 31, 2025 and December 31, 2024, respectively.
[2] Including changes in the related parties' balances of $— million and $(0.2) million for the three months ended December 31, 2025 and December 31, 2024, respectively.

[3] Including changes in a related party balances of $0.3 million and $— million for the three months ended December 31, 2025 and December 31, 2024, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization and Description of Business
Twist Bioscience Corporation (the Company) was incorporated in the state of Delaware on February 4, 2013. The Company is a leading, rapidly growing synthetic biology company that has developed a disruptive DNA synthesis platform to industrialize the engineering of biology. The Company’s fiscal year ends on September 30 .
The core of the Company's platform is a proprietary technology that pioneers a new method of manufacturing synthetic DNA by “writing” DNA on a silicon chip. The Company has combined our silicon-based DNA writing technology with proprietary software, scalable commercial infrastructure and an e-commerce platform to create an integrated technology platform that enables us to achieve high levels of quality, precision, automation, and manufacturing throughput at a significantly lower cost than our competitors. The Company has applied its unique technology to manufacture a broad range of synthetic DNA-based products, including synthetic genes, tools for next generation sequencing, or NGS, sample preparation, and antibody libraries for drug discovery and development, all designed to enable its customers to conduct research more efficiently and effectively. The Company has leveraged the same technology to expand its footprint beyond DNA synthesis to manufacture synthetic RNA as well as express antibody proteins and conduct many diverse assays to characterization these proteins to disrupt and innovate within larger market opportunities, in addition to discovery partnerships for biologic drugs. The Company has further expanded its offering to deliver data from the characterization of antibody proteins to our customers and partners.
The Company has recognized annual losses from operations since inception and has an accumulated deficit of $1,350.1 million as of December 31, 2025. For the three months ended December 31, 2025, the Company reported net loss of $30.5 million. The Company incurred net losses of $31.6 million for the same period in 2024.
As of December 31, 2025, the Company had cash and cash equivalents of $148.6 million and short-term investments of $49.4 million. The Company expects that its current cash, cash equivalents, and short-term investments will be sufficient to fund its operations for a period of at least one year from the date the condensed consolidated financial statements are issued.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2025 (the Annual Report on Form 10-K) filed with the Securities and Exchange Commission on November 17, 2025. The condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements. The condensed consolidated balance sheet at September 30, 2025 is derived from audited consolidated financial statements but does not include all disclosures required by GAAP. The operating results for the three months ended December 31, 2025 are not necessarily indicative of the results expected for the full year ending September 30, 2026 or any interim period. Beginning fiscal 2026, the Company updated its revenue disaggregation disclosures and recast the comparative figures in the disclosure to conform to the current-period presentation (see Note 3, Revenue).
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

(in thousands)	December 31, 2025	September 30, 2025
Cash and cash equivalents	$148,591	$183,049
Restricted cash, non-current	2,394	2,376
Total cash, cash equivalents and restricted cash	$150,985	$185,425
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
3. Revenue
The Company’s revenue is generated through the sale of DNA synthesis and protein solutions and NGS applications.

Contract Balances
The following table summarizes our contract balances:

(in thousands)	December 31, 2025	September 30, 2025
Contract assets(1)	$12,299	$3,857
Contract liabilities(2)	9,017	6,884
(1) Consists of unbilled amounts primarily related to contracts where the Company has satisfied the performance obligations, but do not yet have the right to bill for.
(2) Consists of receipt of advance payments before the Company's performance obligations related to revenue contracts are met.
For the three months ended December 31, 2025 and December 31, 2024, the Company recognized revenue of $2.3 million and $1.7 million, respectively, from the amount that was included in the contract liability balance at the beginning of each period.
In addition, for all periods presented, there was no revenue recognized in a reporting period from performance obligations satisfied in previous periods. The aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of December 31, 2025 was $19.0 million. The Company expects to recognize revenue over the next twelve months relating to performance obligations unsatisfied as of December 31, 2025.
Disaggregation of Revenues

The table below sets forth revenues by geographic region, based on ship-to destinations. Americas consists of the United States, Canada, Mexico and South America; EMEA consists of Europe, the Middle East, and Africa; and APAC primarily consists of Japan, China, South Korea, India, Singapore, Malaysia and Australia.

	Three months ended December 31,
(in thousands)	2025	2024
Americas	$58,381	$53,709
EMEA	38,365	28,304
APAC	6,952	6,700
Total	$103,698	$88,713

The table below sets forth revenues by products. The Company previously reported revenue by product categories: synthetic genes, oligo pools and DNA libraries (collectively, synthetic biology), antibody discovery, and NGS tools. As customers increasingly leverage both synthetic biology tools and biopharma services for antibody discovery together to accelerate discovery and identify breakthrough therapeutics, beginning fiscal 2026, the Company combined synthetic genes, oligo pools, DNA libraries, and biopharma services for antibody discovery into DNA synthesis and protein solutions. Additionally, NGS tools were renamed NGS applications to better reflect their role in DNA sequencing workflows.

	Three months ended December 31,
(in thousands)	2025	2024
DNA synthesis and protein solutions	$51,060	40,071
NGS applications	52,638	48,642
Total	$103,698	$88,713

The table below sets forth revenues by industry. The Company historically reported revenue by: Industrial chemicals/materials, academic research, healthcare, and food/agriculture. Beginning fiscal 2026, the Company will disclose revenue by: therapeutics, diagnostics, industry and applied, academic research and government, and global supply partners revenue. These updated categories better align with the Company's operations and increase clarity around the Company's key customer groups.

	Three months ended December 31,
(in thousands)	2025	2024
Therapeutics	$37,225	$26,772
Diagnostics	35,315	35,483
Industry and applied	6,121	5,528
Academic research and government	12,217	12,396
Global supply partners	12,820	8,534
Total	$103,698	$88,713

4. Cash, Cash Equivalents and Investments
The following table sets forth the cash and cash equivalents, and investments as of December 31, 2025:

(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash	$30,994	$—	$—	$30,994
Cash equivalents - money market funds	117,597	—	—	117,597
Total cash and cash equivalents	$148,591	$—	$—	$148,591
Short-term investments:
U.S. government treasury bills	$49,271	$87	$—	$49,358
Total short-term investments	$49,271	$87	$—	$49,358
Total cash, cash equivalents and short-term investments	$197,862	$87	$—	$197,949
The following table sets forth the cash and cash equivalents, and investments as of September 30, 2025:

(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash	$32,677	$—	$—	$32,677
Cash equivalents - money market funds	150,372	—	—	150,372
Total cash and cash equivalents	$183,049	$—	$—	$183,049
Short-term investments:
U.S. government treasury bills	$49,316	$69	$—	$49,385
Total short-term investments	$49,316	$69	$—	$49,385
Total cash, cash equivalents and short-term investments	$232,365	$69	$—	$232,434
During the three months ended December 31, 2025 and 2024, gross realized gains and losses related to short-term investments were not material.

During the three months ended December 31, 2025 and 2024, the Company did not recognize any credit losses related to cash, cash equivalents and short-term investments.

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
Assets Measured at Fair Value on a Recurring Basis
As of December 31, 2025, financial assets measured and recognized at fair value are as follows:

(in thousands)	Level 1	Level 2	Level 3	Fair value
Assets
Money market funds	$117,597	$—	$—	$117,597
U.S. government treasury bills	49,358	—	—	49,358
Total financial assets	$166,955	$—	$—	$166,955

As of September 30, 2025, financial assets measured and recognized at fair value are as follows:

(in thousands)	Level 1	Level 2	Level 3	Fair value
Assets
Money market funds	$150,372	$—	$—	$150,372
U.S. government treasury bills	49,385	—	—	49,385
Total financial assets	$199,757	$—	$—	$199,757

Contractual maturities of short-term investments, as of December 31, 2025, were less than 12 months. The Company does not intend to sell the money market funds and short term investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. Accrued interest receivable balances included in the prepaid expenses and other current assets within the condensed consolidated balance sheets were $0.8 million and $1.2 million as of December 31, 2025 and September 30, 2025, respectively.

As of December 31, 2025 and September 30, 2025, there were no financial liabilities measured and recognized at fair value.
There were no transfers between Level 1, Level 2 and Level 3 in the periods presented.

6. Investment in Equity Securities
The Company holds investments in privately-held companies in the form of equity securities without readily determinable fair values and in which the Company does not have a controlling interest or significant influence.

The Company elected to account for its investment in these privately-held companies using the measurement alternative method. These investments had a net carrying value of $54.3 million and $54.3 million as of December 31, 2025 and September 30, 2025, respectively. There were no upward or downward adjustments for observable price changes or impairment charges recorded during the three months ended December 31, 2025 and 2024 related to these equity securities. The Company concluded that these entities are variable interest entities (VIEs) and the Company holds variable interests in these VIEs but is not their primary beneficiary. The Company does not have the power, whether through contractual relationships or other factors, to direct the activities that most significantly impact the economic performance of these VIEs. The Company’s maximum exposure to loss from these VIEs consist of equity investments, promissory note receivable and other receivables of $56.4 million. See Note 11 for assets and liabilities of these VIEs.
7. Balance Sheet Components
Allowance for Credit Losses

Allowance for credit losses related to accounts receivable were $0.5 million and $0.6 million as of December 31, 2025 and September 30, 2025, respectively.

Inventories

Inventories consist of the following:

(in thousands)	December 31, 2025	September 30, 2025
Raw materials	$24,666	$20,191
Work-in-process	2,320	2,265
Finished goods	5,938	5,853
	$32,924	$28,309

Property and Equipment, net
Property and equipment, net consists of the following:

(in thousands)	December 31, 2025	September 30, 2025
Laboratory equipment	$105,492	$101,583
Furniture, fixtures and other equipment	2,906	2,905
Vehicles	211	211
Computer equipment	3,290	3,176
Computer software	11,009	11,009
Leasehold improvements	64,688	58,277
Construction in progress	17,689	20,116
	$205,285	$197,277
Less: Accumulated depreciation and amortization	(100,166)	(94,994)
	$105,119	$102,283

Construction in progress mainly represents equipment costs, leasehold improvements costs and internal use software development costs. The depreciation and amortization for the three months ended December 31, 2025 and December 31, 2024 was $5.9 million and $6.1 million, respectively.

Other Current Liabilities

Other current liabilities consist of the following:

(in thousands)	December 31, 2025	September 30, 2025
Income and other taxes payable	$3,901	$4,543
Contract liabilities	9,017	6,884
Other current liabilities	548	722
	$13,466	$12,149
8. Goodwill and Intangible Assets
The goodwill balance is presented below:

(in thousands)	December 31, 2025
Balance at beginning of period	$82,195
Balance at end of period	$82,195
The finite-lived intangible assets balances are presented below:

	December 31, 2025
(in thousands, except for years)	Weighted average Amortization period in years	Gross carrying amount	Accumulated amortization	Net book value
Developed Technology	17	$17,900	$(4,738)	$13,162
Total finite-lived intangible assets		$17,900	$(4,738)	$13,162

	September 30, 2025
(in thousands, except for years)	Weighted average Amortization period in years	Gross carrying amount	Accumulated amortization	Net book value
Developed Technology	17	$17,900	$(4,475)	$13,425
Total finite-lived intangible assets		$17,900	$(4,475)	$13,425

Total amortization related to intangible assets for the three months ended December 31, 2025 and December 31, 2024 was $0.3 million and $0.3 million, respectively.
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
As part of the sale of DNA data storage business, the Company subleased specific office and lab space in South San Francisco.
Future minimum lease payments and sublease income under all non-cancelable operating leases as of December 31, 2025 are as follows:

(in thousands)	Operating leases	Sublease income
Years ending September 30:
Remainder of 2026	$10,078	$1,438
2027	8,450	1,975
2028	12,572	2,035
2029	10,793	—
2030	11,096	—
2031	11,409	—
Thereafter	90,605	—
Total minimum lease payments	$155,003	$5,448
Less: imputed interest	(56,953)
Total operating lease liabilities	$98,050
Less: current portion	(12,242)
Operating lease liabilities, net of current portion	$85,808

The components of lease expense and supplemental information were as follows:

	Three months ended December 31,
(in thousands except years and percentage)	2025	2024
Operating lease costs	$3,556	$3,738
Variable lease costs	$2,072	$1,920
Sublease income	$738	$—
Weighted-average remaining lease term (in years) - operating leases	14.2 years
Weighted-average discount rate - operating leases	6.9%
Supplemental cash flow information related to leases are as follows:

	Three months ended December 31,
(in thousands)	2025	2024
Cash payments included in the measurement of operating lease liabilities	$3,885	$3,700
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
Derivative Action

On September 25, 2023, a shareholder derivative suit captioned Shumacher vs. Leproust et al., No. 1:23-cv-01048-UNA, was filed in the United States District Court for the District of Delaware against directors of the Company and an employee (the “Shumacher Action”). The suit is based on substantially the same allegations in the Securities Class Action and seeks to recover, on behalf of the Company, damages to the Company arising from, among other things, the Securities Class Action. On November 13, 2023, the parties to the Shumacher Action entered into a stipulation staying the Shumacher Action pending further proceedings in the Securities Class Action. On November 13, 2025, another derivative lawsuit captioned Sell v. Leproust, et al., Case No. 1:25-cv-01380-MN was filed in the Delaware Court of Chancery, averring similar claims and seeking similar recovery as the Shumacher Action (the “Sell Action”), and on December 2, 2025 the Sell Action was consolidated with the Shumacher Action and stayed pending further proceedings in the Securities Class Action.

11. Related Party Transactions
During the three months ended December 31, 2025 and December 31, 2024, the Company had revenues from related parties, including a VIE, in the amount of $1.4 million and $4.0 million, respectively.
As of December 31, 2025 and September 30, 2025 accounts receivable balances with related parties, including a VIE, were $1.3 million and $1.3 million, respectively.
Other transactions and balances with a VIE in which the Company holds a variable interest but is not the VIE's primary beneficiary, are as follows:
During the three months ended December 31, 2025 and December 31, 2024, the Company received sublease income from a related party in the amount of $0.7 million and $— million respectively. As of December 31, 2025 and September 30, 2025, other receivable balance primarily related to sublease income included in prepaid and other current assets was $— million and $0.3 million, respectively.

As of December 31, 2025 and September 30, 2025, investment in a related party included in the investment in equity securities was $53.9 million and $53.9 million, respectively.

As of December 31, 2025 and September 30, 2025, the carrying value of the promissory note receivable from a related party included in other non-current assets was $1.8 million and $1.8 million, respectively. The Company recognized $0.1 million and $— million amount of interest income during the three months ended December 31, 2025 and December 31, 2024, respectively .

As of December 31, 2025 and September 30, 2025, sublease security deposit balance from a related party included in other non-current liabilities was $0.2 million and $0.2 million, respectively.

12. Income Taxes
In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that quarter. For the three months ended December 31, 2025 and December 31, 2024, the Company recorded provisions for income taxes of $0.3 million and $0.1 million, respectively.

13. Stock-based Compensation
Stock-based Compensation Expense
Total stock-based compensation expense recognized were as follows:

	Three months ended December 31,
(in thousands)	2025	2024
Cost of revenues	$1,276	$1,206
Research and development	1,596	2,739
Selling, general and administrative	10,401	8,046
Total stock-based compensation expense	$13,273	$11,991

An immaterial amount of stock-based compensation expense was capitalized to property and equipment related to capitalized software development costs for the three months ended December 31, 2025 and 2024.

Restricted Stock Units

A summary of the Company’s restricted stock unit activity excluding the performance-based restricted stock units during the three months ended December 31, 2025 was as follows:

(in thousands, except per share data)	Shares	Weighted average grant date fair value per share
Nonvested shares at September 30, 2025	1,882	$37.21
Granted	1,381	29.07
Vested/Issued	(208)	38.51
Forfeited	(43)	36.66
Nonvested shares at December 31, 2025	3,012	$33.40

As of December 31, 2025, there was $94.9 million of total unrecognized compensation cost related to these awards that is expected to be recognized over a weighted average period of 3.1 years. The total grant date fair value of the restricted stock units excluding performance-based restricted units awarded during the three months ended December 31, 2025 was $40.2 million.
Performance-based Restricted Stock Units
During the three months ended December 31, 2025, the Company granted additional performance-based restricted stock units to executives and employees that will vest upon achievement of multiple year revenue, gross margin, and profitability metrics as determined by the board of directors. Stock compensation expense for these awards is recorded over the vesting period based on the grant date fair value of the awards and probability of the achievement of specified performance targets. The grant date fair value is equal to the closing share price of the Company’s common stock on the date of grant. These awards will vest from a minimum of 22 months to a maximum of 34 months service period following the grant date, provided that the recipient is a Company employee at the time of vesting and the performance targets applicable to each award are achieved. The percentage of these awards that vest will depend on the achievement of specified performance targets at the end of the performance period and can range from 0% to 150% of the number of units granted.

A summary of the Company’s performance-based restricted stock units activity during the three months ended December 31, 2025 was as follows:

(in thousands, except per share data)	Shares	Weighted average grant date fair value per share
Nonvested shares at September 30, 2025	1,934	$37.85
Granted	919	26.46
Vested/Issued	(419)	22.10
Forfeited	(25)	43.27
Nonvested shares at December 31, 2025	2,409	$36.19

As of December 31, 2025, the unrecognized compensation costs related to these awards was $56.8 million based on the maximum achievement of the performance targets. The Company expects to recognize those costs over a weighted average period of 1.8 years. The total grant date fair value of performance-based restricted stock units awarded during the three months ended December 31, 2025 was $24.3 million.

Options
A summary of the Company’s options including the performance-based stock options during the three months ended December 31, 2025 was as follows:

(in thousands, except per share and contractual term data)	Shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at September 30, 2025	1,276	$30.80	3.59	$6,616
Forfeited	(2)	69.87	—	—
Exercised	(15)	19.48	—	172
Outstanding at December 31, 2025	1,259	$30.88	3.34	$10,051
Vested and exercisable at December 31, 2025	1,259	$30.88	3.34	$10,051
2018 Employee Stock Purchase Plan
The number of shares of the Company's common stock reserved for issuance under the 2018 Employee Stock Purchase Plan ("ESPP") as of December 31, 2025 was as follows:

(in thousands)	Shares available
As of September 30, 2025	716
Additional shares authorized	249
Shares issued during the period	—
As of December 31, 2025	965

During the three months ended December 31, 2025 and December 31, 2024, the Company recorded ESPP expenses of $0.5 million and $0.5 million, respectively.

14. Net Loss Per Share
The following table sets forth the computation of the Company’s basic and diluted net loss per share:

	Three months ended December 31,
(in thousands, except per share data)	2025	2024
Net loss, basic and diluted	$(30,507)	$(31,594)
Weighted average shares used in computing net loss per share, basic and diluted	61,080	59,162
Net loss per share, basic and diluted	$(0.50)	$(0.53)

The potentially dilutive common shares that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive for the periods presented are as follows:

	Three months ended December 31,
(in thousands)	2025	2024
Shares subject to options (including performance options) to purchase common stock	1,259	1,719
Unvested restricted stock units and performance stock units	5,421	4,686
Shares subject to employee stock purchase plan	110	68
Total	6,790	6,474

15. Segment Information
The Company operates in one operating segment, which also represents one reportable segment with the Company’s Chief Executive Officer as the chief operating decision maker (CODM). The CODM reviews the Company’s operating results on a consolidated basis for purposes of allocating resources and evaluating financial performance. Specifically, the CODM evaluates the Company’s financial performance and decides how to allocate resources based on consolidated net income (loss), which enables the CODM to assess both the overall level of resources available and optimize distribution of resources across functions, product lines, regions and research and development programs in line with our long-term corporate-wide strategic goals. The CODM also reviews disaggregated revenue by product line, geographic regions, and industry (see Note 3).
The following table presents entity-wide significant expense categories and net loss details provided to the CODM:

	Three months ended December 31,
(in thousands)	2025	2024
Revenues	$103,698	$88,713
Costs and expenses:
Cost of revenues[1]	$44,006	$40,369
Research and development expenses[1]	15,345	18,126
Selling, general and administrative expenses[1]	57,780	46,491
Depreciation and amortization	6,194	6,380
Stock-based compensation expense	13,273	11,991
Total costs and expenses	$136,598	$123,357
Loss from operations	$(32,900)	$(34,644)
Interest income	$2,175	$3,240
Other income (expense), net	471	(93)
Income (loss) before income taxes	$(30,254)	$(31,497)
Income tax expense	(253)	(97)
Net loss	$(30,507)	$(31,594)

[1] Excludes depreciation and amortization and stock-based compensation expense
Asset information is not regularly provided to the CODM for assessing performance and allocating resources other than consolidated cash and cash equivalents and short-term investments, which can be found on our Condensed Consolidated Balance Sheets.
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
Overview
We offer customizable solutions across the biological continuum. We have developed a disruptive DNA synthesis platform to industrialize the engineering of biology. The core of our platform is a proprietary technology that pioneers a new method of manufacturing synthetic DNA by “writing” DNA on a silicon chip. We have combined our silicon-based DNA writing technology with proprietary software, scalable commercial infrastructure and an e-commerce platform to create an integrated technology platform that enables us to achieve high levels of quality, precision, automation, and manufacturing throughput at a significantly lower cost than our competitors. We have applied our unique technology to manufacture a broad range of synthetic DNA-based products, including synthetic genes, tools for next generation sequencing, or NGS, sample preparation, and antibody libraries for drug discovery and development, all designed to enable our customers to conduct research more efficiently and effectively. Leveraging our same technology, we have expanded our footprint beyond DNA synthesis to manufacture synthetic RNA as well as express antibody proteins and conduct many diverse assays to characterize these proteins. We have further expanded our offering to deliver data from the characterization of antibody proteins to our customers and partners.

We believe our products enable a broad range of applications that may ultimately improve health and the sustainability of the planet across multiple industries including therapeutics, diagnostics, industry and applied, academic research and government, and global supply partners revenue. We sell our synthetic DNA and synthetic DNA-based products to a customer base of more than 3,800 customers annually across a broad range of industries. In order to address this diverse customer base, we employ a multi-channel strategy comprised of a direct sales force targeting synthetic DNA customers, a direct sales force focusing on the NGS market and an e-commerce platform that serves both commercial channels. We employ business development and sales representatives for our protein solutions and biologics discovery service offering. Our easy-to-use e-commerce platform allows customers to design, validate and place on-demand orders of customized DNA online, and enables them to receive real-time customized quotes for their products and track their order status through the manufacturing and delivery process. This is a critical part of our strategy to address our large markets and diverse customer base, as well as drive commercial productivity, enhance the customer experience, and promote loyalty.
We generate revenue through our DNA synthesis and protein solutions as well as our NGS applications. As we have moved further up the value chain from fragments to genes to preps to proteins and beyond, the strategic connection between what we previously described as our "synthetic biology" portfolio and "biopharma services" tightens. Beginning fiscal 2026, we combined revenue from synthetic biology tools and biopharma services into a new category called DNA synthesis and protein solutions. Additionally, we renamed NGS tools to NGS applications to better reflect their role in DNA sequencing workflows.

Since our inception, we have incurred net losses each year. Our net loss for the three months ended December 31, 2025 was $30.5 million compared to a net loss of $31.6 million for the three months ended December 31, 2024. As of December 31, 2025, we have accumulated net deficit of $1,350.1 million and cash, cash equivalents and short-term investments of $197.9 million. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the success of our existing products and the development and commercialization of additional products in the synthetic biology and biologic drug industries as well as leveraging our investment in our manufacturing facility in Wilsonville, Oregon.
Financial highlights from three months ended December 31, 2025, compared to the three months ended December 31, 2024, include the following:
•Revenues growth of 16.9% to $103.7 million from $88.7 million, primarily due to growth in NGS Applications and DNA Synthesis and Protein Solutions revenues;

•Gross margin increased to 52.0% from 48.3% primarily due to increases in revenues and driving additional cost savings through continuous process improvement initiatives;

•Loss from operations decreased to $32.9 million from $34.6 million primarily due to an increase in both revenues and gross profit. Additionally, contributing factors were a decrease in research and development expenses, offset by an increase in selling, general and administrative expenses for the three months ended December 31, 2025;

•Net cash used in operating activities increased to $24.8 million from $21.4 million.
Results of Operations
Comparison of the Three Months Ended December 31, 2025 and 2024
Revenues

	Three months ended December 31,
(in thousands, except percentages)	2025	2024	Change	%
Revenues	$103,698	$88,713	$14,985	17%
Revenues by Geography
We have one reportable segment from the manufacturing of synthetic DNA products. The following table shows our revenues by geography, based on our customers’ shipping addresses. Americas consists of United States, Canada, Mexico and South America; EMEA consists of Europe, Middle East and Africa; and APAC primarily consists of Japan, China, South Korea, India, Singapore, Malaysia, Australia, New Zealand, Thailand and Taiwan.

	Three months ended December 31,
(in thousands, except percentages)	2025	%	2024	%
Americas	$58,381	56%	$53,709	61%
EMEA	38,365	37%	28,304	30%
APAC	6,952	7%	6,700	9%
Total revenues	$103,698	100%	$88,713	100%
Revenues by Products
We historically reported our revenue by the following products: synthetic genes, oligo pools and DNA libraries (collectively, synthetic biology), antibody discovery, and NGS tools. Beginning fiscal 2026, we combined revenue from synthetic genes, oligo pools, DNA libraries, and biopharma services for antibody discovery into DNA synthesis and protein solutions. We also changed the name of NGS tools to NGS applications, as these products and services facilitate DNA reading and sequencing workflows. The table below summarizes revenues by the new products:

	Three months ended December 31,
(in thousands, except percentages)	2025	%	2024	%
DNA synthesis and protein solutions	51,060	49%	40,071	45%
NGS applications	52,638	51%	48,642	55%
Total revenues	$103,698	100%	$88,713	100%
Revenues by Industry

We historically reported revenue by industrial chemicals/materials, academic research, healthcare, and food/agriculture. Beginning fiscal 2026, we will disclose revenue by therapeutics, diagnostics, industry and applied, academic research and government, and global supply partners revenue. These updated categories better align with our operations and increase clarity around our key customer groups. The table below summarizes revenues by industry:

	Three months ended December 31,
(in thousands, except percentages)	2025	%	2024	%
Therapeutics	$37,225	36%	$26,772	30%
Diagnostics	35,315	34%	35,483	40%
Industry and applied	6,121	6%	5,528	6%
Academic research and government	12,217	12%	12,396	14%
Global supply partners	12,820	12%	8,534	10%
Total revenues	$103,698	100%	$88,713	100%
Product Shipments Including Synthetic Genes
The table below summarized product shipments including synthetic genes:

	Three months ended December 31,
(in thousands)	2025	2024
Number of genes shipped	271	205

The number of customers who purchased products from us were approximately 2,538 and 2,376 customers for the three months ended December 31, 2025 and 2024, respectively.
Revenues increased 16.9% to $103.7 million for the three months ended December 31, 2025, as compared to $88.7 million for the three months ended December 31, 2024. The increase in revenues primarily reflects growth in NGS Applications revenue of 8.2% and growth in DNA Synthesis and Protein Solutions revenue of 27.4%, both of which are primarily attributable to increase in revenues from our customers in therapeutics, global supply partners, and industry and applied industries, primarily driven by an increase in number of customers. The number of genes shipped in the three months ended December 31, 2025, increased to approximately 271,000 genes, compared to approximately 205,000 genes in the three months ended December 31, 2024, an increase of 32.2%.
Cost of Revenues

	Three months ended December 31,
(in thousands, except percentages)	2025	2024	Change	%
Cost of revenues	$49,726	$45,873	$3,853	8%
Gross profit	$53,972	$42,840	$11,132	26%
Gross margin	52.0%	48.3%	3.7%

Cost of revenues increased 8% to $49.7 million for the three months ended December 31, 2025, as compared to $45.9 million for the three months ended December 31, 2024. The increase is primarily attributable to an increase in material costs of $2.7 million driven by increased sales and a $1.4 million increase in personnel costs. Gross margin increased 3.7% to 52.0% for the three months ended December 31, 2025, as compared to 48.3% in the same period of the prior year, mainly due to increase in revenues and driving additional cost savings through continuous process improvement initiatives.

Research and Development Expenses

	Three months ended December 31,
(in thousands, except percentages)	2025	2024	Change	%
Research and development	$17,130	$21,307	$(4,177)	(20)%

Research and development expenses decreased 20% to $17.1 million for the three months ended December 31, 2025, as compared to $21.3 million for the three months ended December 31, 2024. The decrease is primarily driven by a $2.6 million decrease in personnel costs, including a $1.1 million decrease in stock-based compensation expenses, a $0.9 million decrease in outside services costs, and a $0.6 million decrease in costs for facilities and depreciation and amortization. These decreases are largely attributable to the sale of our DNA digital data storage business in fiscal year 2025.
Selling, General and Administrative Expenses

	Three months ended December 31,
(in thousands, except percentages)	2025	2024	Change	%
Selling, general and administrative	$69,742	$56,177	$13,565	24%

Selling, general and administrative expenses increased 24% to $69.7 million for the three months ended December 31, 2025, as compared to $56.2 million for the three months ended December 31, 2024. The increase is primarily attributable to a $7.7 million increase in personnel costs, including a $2.4 million increase in stock-based compensation expense, and a $5.4 million increase in outside services costs as we continue to scale our commercial organization and invest into our corporate infrastructure.

Interest and Other Income (Expense), net

	Three months ended December 31,
(in thousands, except percentages)	2025	2024	Change	%
Interest income	$2,175	$3,240	$(1,065)	(33)%
Other income (expense), net	471	(93)	564	(606)%
Total interest and other income (expense), net	$2,646	$3,147	$(501)	(16)%

Interest income decreased 33% to $2.2 million for the three months ended December 31, 2025, as compared to $3.2 million for the three months ended December 31, 2024, due to lower cash equivalents and short-term investments balances and lower interest rates.
Income Tax Expense

	Three months ended December 31,
(in thousands, except percentages)	2025	2024	Change	%
Income tax expense	$(253)	$(97)	$(156)	161%

We recorded an income tax provision of $0.3 million and $0.1 million for the three months ended December 31, 2025 and December 31, 2024, respectively.

Liquidity and Capital Resources
Sources of Liquidity
To date, we have financed our operations principally through public equity raises, private placements of our convertible preferred stock, borrowings from credit facilities, proceeds from the royalty purchase agreement, sale of DNA digital data storage assets and revenue from our commercial operations. At December 31, 2025, we had a balance of $148.6 million of cash and cash equivalents and $49.4 million in short-term investments.

Operating Capital Requirements
Our primary uses of capital are, and we expect will continue to be for the near future, compensation and related expenses, manufacturing costs, laboratory and related supplies, legal and other regulatory expenses and general overhead costs, including facilities costs and capital expenditures. We had $12.9 million in commitments for capital expenditures as of December 31, 2025.

Cash Flows
The following table summarizes our sources and uses of cash and cash equivalents:

	Three months ended December 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(24,814)	$(21,428)
Net cash provided by (used in) investing activities	(9,933)	(1,536)
Net cash provided by financing activities	298	17,944

Operating Activities
Net cash used in operating activities was $24.8 million during the three months ended December 31, 2025, which was primarily due to a net loss of $30.5 million, adjusted for non-cash items, including depreciation and amortization of $6.2 million, stock-based compensation expense of $13.3 million, and a net cash outflow from operating assets and liabilities of $13.4 million. The net cash outflow from operating assets and liabilities was mainly due to increases in inventories of $4.6 million and prepaid and other current assets of $7.7 million, and a decrease in accrued compensation of $12.4 million, partially offset by increase in accounts receivable of $6.8 million, due to the increase in revenues and the timing of collections, and decreases in accounts payable of $1.5 million, other liabilities of $1.3 million and accrued expenses of $1.5 million. The changes in accrued compensation, accrued expenses, and accounts payable are due to timing of payments to vendors and employees.

Net cash used in operating activities was $21.4 million during the three months ended December 31, 2024, which was primarily due to a net loss of $31.6 million, adjusted for non-cash items, including depreciation and amortization of $6.4 million, stock-based compensation expense of $12.0 million, and a net cash outflow from operating assets and liabilities of $8.2 million. The net cash outflow from operating assets and liabilities was mainly due to an increase in accounts receivable of $4.5 million due to timing of collections, a decrease in accrued compensation of $11.9 million offset by increases in accrued expenses of $3.1 million and accounts payable of $5.7 million. The changes in accrued compensation, accrued expenses, and accounts payable are due to timing of payments to vendors and employees.

Investing Activities
Net cash used in investing activities was $9.9 million during the three months ended December 31, 2025, which consisted of the purchases of property and equipment of $10.0 million.
Net cash used in investing activities was $1.5 million during the three months ended December 31, 2024, which consisted of the purchases of laboratory property, equipment and computers of $2.3 million offset by the proceeds from the net impact of purchases and maturity of investments of $0.7 million.
Financing Activities
Net cash provided by financing activities was $0.3 million in the three months ended December 31, 2025, which consisted of $0.3 million from the exercise of stock options.
Net cash provided by financing activities was $17.9 million in the three months ended December 31, 2024, which consisted of $15.0 million from sale of future revenue and $3.0 million from the exercise of stock options.
Off-balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Contractual Obligations and Other Commitments
Our contractual obligations have not materially changed from those reported in our Annual Report on Form 10-K except for lease commitments. As of December 31, 2025, our operating lease liability was $98.1 million. See note 9, Leases of the notes to our condensed consolidated financial statements included elsewhere in this Form 10-Q for information on our operating lease commitments.
Critical Accounting Policies and Significant Management Estimates
The preparation of our Condensed Consolidated Financial Statements in accordance with generally accepted accounting principles in the United States of America requires management to make estimates and judgments that affect the reported amounts in the financial statements and related disclosures. On an ongoing basis, we evaluate our significant accounting policies and estimates. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates are assessed each period and updated to reflect current information. Actual results may differ significantly from these estimates. A summary of our critical accounting policies and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K. There were no changes to our critical accounting policies and estimates during the three months ended December 31, 2025.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information about our market risk is presented in Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K. Our exposure to market risk has not changed materially since September 30, 2025.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025, which is the end of the period covered by this Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures were effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our Annual Report on Form 10-K filed with the SEC on November 17, 2025, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K. We may disclose changes to risk factors or additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Plans
On November 22, 2025, Melissa Starovasnik, a member of the Company's board of directors, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “10b5-1 Plan”). Ms. Starovasnik’s 10b5-1 Plan provides for the potential sale of up to 4,500 shares of the Company’s common stock and will expire on the earlier of November 25, 2026 or the date when all shares under Ms. Starovasnik’s 10b5-1 Plan are sold.
On December 12, 2025, Robert Chess, a member of the Company's board of directors, adopted a 10b5-1 Plan. Mr. Chess' 10b5-1 Plan provides for the potential sale of up to 10,000 shares of the Company’s common stock and will expire on the earlier of December 11, 2026 or the date when all shares under Mr. Chess' 10b5-1 Plan are sold.
Other than as described above, during the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description	Filed / Furnished / Incorporated from Form	Incorporated by Reference from Exhibit Number	Date Filed
10.1	Second Amendment to Lease by and between Twist Bioscience Corporation and ARE-San Francisco No. 32, LLC, dated November 13, 2025.	10-K	10.7.2	11/17/2025

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by Chief Executive Officer.	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by Chief Financial Officer.	Filed herewith

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.	Furnished herewith

32.2†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.	Furnished herewith

101
The following materials from Twist Bioscience Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2025, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.
Filed herewith

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2025, formatted in Inline XBRL (included in Exhibit 101).	Filed herewith

†	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Twist Bioscience Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, regardless of any general incorporation language contained in any filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 2, 2026	Twist Bioscience Corporation

	By:	/s/ Adam Laponis
Adam Laponis
Chief Financial Officer
(Authorized officer)