Form 10-Q
period 2026-03-31
Twist Bioscience Corp
filed 2026-05-04
CIK 1581280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026
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

The number of shares of the Registrant’s common stock outstanding as of April 29, 2026, was 62,271,314.

TWIST BIOSCIENCE CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2026

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 (“Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements relate to, among other matters, future growth, expansion and other expectations regarding future operations plans and financial performance. Forward-looking statements are also identified by the words “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” and variations of such words and similar expressions. You should not rely upon forward-looking statements as predictions of future events. Such statements are based on management’s expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results, events or circumstances to differ materially from those expressed or implied in our forward-looking statements. Forward-looking statements contained in this Form 10-Q include, but are not limited to, statements about:
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
•our ability to develop and commercialize additional products in the therapeutics, diagnostics, industry and applied, academic research and government, and global supply partners revenue industries, including our portfolio of Express products;
•our ability to leverage our investment in our manufacturing infrastructure;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Twist Bioscience Corporation
Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except per share data)	March 31, 2026	September 30, 2025
Assets
Current assets:
Cash and cash equivalents	$122,670	$183,049
Short-term investments	49,001	49,385
Accounts receivable, net[1]	64,153	57,019
Inventories	33,515	28,309
Prepaid expenses and other current assets[1]	54,100	15,204
Total current assets	$323,439	$332,966
Property and equipment, net	111,226	102,283
Operating lease right-of-use assets	70,655	49,377
Investment in equity securities[1]	68,087	54,337
Goodwill	82,195	82,195
Intangible assets, net	12,996	13,425
Restricted cash, non-current	2,182	2,376
Other non-current assets[1]	5,434	4,902
Total assets	$676,214	$641,861
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,682	$11,094
Accrued compensation	27,003	31,288
Current portion of operating lease liability	10,443	13,822
Accrued expenses and other current liabilities	67,848	35,202
Total current liabilities	$119,976	$91,406
Operating lease liability, net of current portion	85,398	61,750
Liability related to the sale of future revenue	15,000	15,000
Other non-current liabilities[1]	746	747
Total liabilities	$221,120	$168,903
Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, $0.00001 par value —200,000 and 200,000 shares authorized at March 31, 2026 and September 30, 2025, respectively; 62,154 and 60,632 shares issued and outstanding at March 31, 2026 and September 30, 2025, respectively	$1	$—
Additional paid-in capital	1,849,838	1,793,163
Accumulated other comprehensive loss	(639)	(627)
Accumulated deficit	(1,394,106)	(1,319,578)
Total stockholders’ equity	$455,094	$472,958
Total liabilities and stockholders’ equity	$676,214	$641,861
[1] Includes related party balances, see Note 12 - Related Party Transactions.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three months ended March 31,		Six months ended March 31,
(In thousands, except per share data)	2026	2025	2026	2025
Revenues[1]	$110,715	$92,793	$214,413	$181,506
Costs and expenses:
Cost of revenues	$53,593	$46,765	$103,319	$92,638
Research and development expenses	19,695	23,917	36,825	45,224
Selling, general and administrative expenses[1]	76,085	63,671	145,827	119,849
Litigation settlement costs, net of recoveries	7,205	—	7,205	—
Total costs and expenses	$156,578	$134,353	$293,176	$257,711
Loss from operations	$(45,863)	$(41,560)	$(78,763)	$(76,205)
Interest income	1,710	2,801	3,885	6,041
Other income (expense), net[1]	175	(394)	646	(487)
Loss before income taxes	$(43,978)	$(39,153)	$(74,232)	$(70,651)
Income tax expense	(43)	(175)	(296)	(271)
Net loss	$(44,021)	$(39,328)	$(74,528)	$(70,922)
Other comprehensive loss:
Change in unrealized gain (loss) on investments	$(85)	$30	$(67)	$97
Foreign currency translation adjustment	17	(25)	55	43
Comprehensive loss	$(44,089)	$(39,323)	$(74,540)	$(70,782)
Net loss per share — basic and diluted	$(0.71)	$(0.66)	$(1.21)	$(1.19)
Weighted average shares used in computing net loss per share — basic and diluted	61,702	59,649	61,387	59,403
[1] Includes related party balances, see Note 12 - Related Party Transactions.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

	Three Months Ended March 31, 2026
	Common stock		Additional paid-in capital	Accumulated Other comprehensive loss	Accumulated deficit	Total stockholders' equity
(In thousands)	Shares	Amount
Balances as of December 31, 2025	61,274	$—	$1,806,751	$(571)	$(1,350,085)	$456,095
Issuance of common stock for investment in equity securities	201	$—	$10,000	$—	$—	$10,000
Issuance of common stock in connection with asset acquisition	201	—	10,000	—	—	10,000
Vesting of restricted stock units	296	—	—	—	—	—
Exercise of stock options	78	—	1,789	—	—	1,789
Issuance of shares under the employee stock purchase plan	104	1	2,357	—	—	2,358
Repurchases of common stock for income tax withholding	—	—	(7)	—	—	(7)
Stock-based compensation	—	—	18,948	—	—	18,948
Other comprehensive loss	—	—	—	(68)	—	(68)
Net loss	—	—	—	—	(44,021)	(44,021)
Balances as of March 31, 2026	62,154	$1	$1,849,838	$(639)	$(1,394,106)	$455,094

	Three Months Ended March 31, 2025
	Common stock		Additional paid-in capital	Accumulated Other comprehensive loss	Accumulated deficit	Total stockholders' equity
(In thousands)	Shares	Amount
Balances as of December 31, 2024	59,582	$—	$1,730,092	$(649)	$(1,273,502)	$455,941
Restricted common stock canceled	(137)	$—	$—	$—	$—	$—
Vesting of restricted stock units	275	—	—	—	—	—
Exercise of stock options	72	—	771	—	—	771
Issuance of shares under the employee stock purchase plan	65	—	2,429	—	—	2,429
Repurchases of common stock for income tax withholding	—	—	(4)	—	—	(4)
Stock-based compensation	—	—	20,312	—	—	20,312
Other comprehensive loss	—	—	—	(13)	—	(13)
Net loss	—	—	—	—	(39,328)	(39,328)
Balances as of March 31, 2025	59,857	$—	$1,753,600	$(662)	$(1,312,830)	$440,108
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

	Six Months Ended March 31, 2026
	Common stock		Additional paid-in capital	Accumulated Other comprehensive loss	Accumulated deficit	Total stockholders' equity
(In thousands)	Shares	Amount
Balances as of September 30, 2025	60,632	$—	$1,793,163	$(627)	$(1,319,578)	$472,958
Issuance of common stock for investment in equity securities	201	$—	$10,000	$—	$—	$10,000
Issuance of common stock in connection with asset acquisition	201	—	10,000	—	—	10,000
Vesting of restricted stock units	923	—	—	—	—	—
Exercise of stock options	93	—	2,089	—	—	2,089
Issuance of shares under the employee stock purchase plan	104	1	2,357	—	—	2,358
Repurchases of common stock for income tax withholding	—	—	(9)	—	—	(9)
Stock-based compensation	—	—	32,238	—	—	32,238
Other comprehensive loss	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	(74,528)	(74,528)
Balances as of March 31, 2026	62,154	$1	$1,849,838	$(639)	$(1,394,106)	$455,094

	Six Months Ended March 31, 2025
	Common stock		Additional paid-in capital	Accumulated Other comprehensive loss	Accumulated deficit	Total stockholders' equity
(In thousands)	Shares	Amount
Balances as of September 30, 2024	58,877	$—	$1,715,119	$(522)	$(1,241,908)	$472,689
Restricted common stock canceled	(137)	$—	$—	$—	$—	$—
Vesting of restricted stock units	811	—	—	—	—	—
Exercise of stock options	241	—	3,722	—	—	3,722
Issuance of shares under the employee stock purchase plan	65	—	2,429	—	—	2,429
Repurchases of common stock for income tax withholding	—	—	(11)	—	—	(11)
Stock-based compensation	—	—	32,341	—	—	32,341
Other comprehensive loss	—	—	—	(140)	—	(140)
Net loss	—	—	—	—	(70,922)	(70,922)
Balances as of March 31, 2025	59,857	$—	$1,753,600	$(662)	$(1,312,830)	$440,108
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six months ended March 31,
(in thousands)	2026	2025
Operating activities
Net loss	$(74,528)	$(70,922)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	12,608	12,784
Stock-based compensation expense	32,209	32,319
Other non-cash adjustments[1]	(834)	811
Changes in assets and liabilities:
Accounts receivable, net[1]	(7,412)	(15,259)
Inventories	(5,205)	3,217
Prepaid expenses and other current assets[1]	(18,861)	884
Other non-current assets	(416)	(622)
Accounts payable	1,541	6,422
Accrued compensation	(4,268)	(8,658)
Accrued and other liabilities	22,793	4,610
Net cash used in operating activities	$(42,373)	$(34,414)
Investing activities
Purchases of property and equipment	$(17,861)	$(6,412)
Purchase of intangible asset	(100)	—
Purchases of investments	(25,227)	(25,525)
Proceeds from maturity of investments	25,550	28,975
Cash paid for asset acquisition	(5,000)	—
Cash paid for investment in equity securities	(1)	—
Net cash used in investing activities	$(22,639)	$(2,962)
Financing activities
Proceeds from exercise of stock options	$2,089	$3,722
Proceeds from the issuance of liability related to sale of future revenue	—	15,000
Proceeds from issuance under employee stock purchase plan	2,357	2,429
Repurchases of common stock for income tax withholding	(10)	(11)
Net cash provided by financing activities	$4,436	$21,140
Effect of exchange rates on cash, cash equivalents and restricted cash	$3	$51
Net decrease in cash, cash equivalents, and restricted cash	(60,573)	(16,185)
Cash, cash equivalents, and restricted cash at beginning of period	185,425	229,132
Cash, cash equivalents, and restricted cash at end of period	$124,852	$212,947
Supplemental disclosure of cash flow information

Income taxes paid, net of refunds	$658	$16
Non-cash investing and financing activities
Property and equipment additions included in accounts payable and accrued expenses	$5,540	$1,329
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	24,773	—
Issuance of common stock for investment in equity securities	10,000	—
Liability for issuance of common stock for investment in equity securities	3,750	—
Issuance of common stock in connection with asset acquisition	10,000	—
Liability for issuance of common stock in connection with asset acquisition	5,000	—

[1] Includes immaterial changes in a related party's balances.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization and Description of Business
Twist Bioscience Corporation (the Company) was incorporated in the state of Delaware on February 4, 2013. The Company’s fiscal year ends on September 30 .
The Company provides customizable solutions across the biological continuum that enable scientific discovery and development across therapeutics, diagnostics, and other high-growth markets. The Company's proprietary silicon-based platform delivers precision, scale, and speed, supporting consistent, high-quality performance across a broad range of applications. At the core of the Company's platform is a differentiated method of manufacturing synthetic DNA by “writing” DNA on a silicon chip. By integrating proprietary hardware, software, and scalable infrastructure, including its e-commerce platform, the Company achieves high levels of precision, automation, and throughput at a lower cost relative to legacy methods. The Company has extended this platform beyond DNA synthesis to offer an integrated portfolio that includes synthetic genes, next-generation sequencing, or NGS, applications, sample preparation tools, antibody libraries, and biologics discovery services. Leveraging the same platform, the Company also manufactures synthetic RNA, express antibody proteins, performs characterization assays and delivers data to customers and partners. The Company's solutions support a wide range of applications, including traditional and AI-enabled therapeutics discovery, diagnostic development, industrial and applied research, agricultural biotechnology, and academic research.
The Company has recognized annual losses from operations since inception and has an accumulated deficit of $1,394.1 million as of March 31, 2026. For the three months ended March 31, 2026 and March 31, 2025, the Company reported net loss of $44.0 million and $39.3 million, respectively and $74.5 million and $70.9 million for the six months ended March 31, 2026 and March 31, 2025, respectively.
As of March 31, 2026, the Company had cash and cash equivalents of $122.7 million and short-term investments of $49.0 million. The Company expects that its current cash, cash equivalents, and short-term investments will be sufficient to fund its operations for a period of at least one year from the date the condensed consolidated financial statements are issued.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2025 (the Annual Report on Form 10-K) filed with the Securities and Exchange Commission on November 17, 2025. The condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements. The condensed consolidated balance sheet at September 30, 2025 is derived from audited consolidated financial statements but does not include all disclosures required by GAAP. The operating results for the six months ended March 31, 2026 are not necessarily indicative of the results expected for the full year ending September 30, 2026 or any interim period. Beginning fiscal 2026, the Company updated its revenue disaggregation disclosures and recast the comparative figures in the disclosure to conform to the current-period presentation (see Note 3, Revenue). Beginning in the current period, the Company presents accrued expenses and other current liabilities on a combined basis in the condensed consolidated balance sheets, with the detailed components, including litigation accruals, disclosed in the accompanying footnotes; prior-period amounts have been reclassified to conform to the current presentation. The presentation of the condensed consolidated statement of cash flows has also been updated to conform to this revised classification, and prior‑period amounts have been reclassified to conform to the current presentation.
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
Principles of Consolidation
The Company’s unaudited condensed consolidated financial statements include its wholly owned subsidiaries. All intercompany balances and accounts are eliminated in consolidation. In determining whether the Company is the primary beneficiary of a variable interest entity, it considers whether it has both the power to direct activities of the entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to that entity. The Company does not have the power, whether through contractual relationships or other factors, to direct the activities that most significantly impact the economic performance of any variable interest entity and therefore, is not the primary beneficiary of any variable interest entities.
Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of the Company’s cash and cash equivalents and non-current portion of restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash shown in the Company’s condensed consolidated statements of cash flows:

(in thousands)	March 31, 2026	September 30, 2025
Cash and cash equivalents	$122,670	$183,049
Restricted cash, non-current	2,182	2,376
Total cash, cash equivalents and restricted cash	$124,852	$185,425
Significant Accounting Policies
There have been no material changes in the accounting policies from those disclosed in the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K.
Recent Accounting Pronouncements
New Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09 "Income Taxes (Topic 740)". The amendments in this ASU require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. The Company will adopt ASU 2023-09 in its fourth quarter of fiscal year 2026 using a prospective transition method. The standard is not expected to have a material impact to the Company's consolidated financial statements.
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
3. Revenues
The Company’s revenue is generated through the sale of DNA synthesis and protein solutions and NGS applications products.
Contract Balances
The following table summarizes our contract balances:

(in thousands)	March 31, 2026	September 30, 2025
Contract assets(1)	$8,394	$3,857
Contract liabilities(2)	7,095	6,884
(1) Consists of unbilled amounts primarily related to contracts where the Company has satisfied the performance obligations, but do not yet have the right to bill for.
(2) Consists of receipt of advance payments before the Company's performance obligations related to revenue contracts are met.
For the three and six months ended March 31, 2026, the Company recognized revenue of $2.5 million and $2.6 million, respectively, from the amount that was included in the contract liability balance at the beginning of each period. For the three and six months ended March 31, 2025, the Company recognized revenue of $0.6 million and $1.4 million, respectively, from the amount that was included in the contract liability balance at the beginning of each period.
In addition, for all periods presented, there was no revenue recognized in a reporting period from performance obligations satisfied in previous periods. The aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of March 31, 2026 was $16.6 million. The Company expects to recognize revenue over the next twelve months relating to performance obligations unsatisfied as of March 31, 2026.
Disaggregation of Revenues

The table below sets forth revenues by geographic region, based on ship-to destinations. Americas consists of the United States, Canada, Mexico and South America; EMEA consists of Europe, the Middle East, and Africa; and APAC primarily consists of Japan, China, South Korea, India, Singapore, Malaysia, Australia, New Zealand, Thailand and Taiwan.

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2026	2025	2026	2025
Americas	$64,307	$55,189	$122,688	$108,899
EMEA	37,347	30,642	75,712	58,945
APAC	9,061	6,962	16,013	13,662
Total	$110,715	$92,793	$214,413	$181,506

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

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2026	2025	2026	2025
DNA synthesis and protein solutions	$53,274	41,647	$104,334	81,718
NGS applications	57,441	51,146	110,079	99,788
Total	$110,715	$92,793	$214,413	$181,506

The table below sets forth revenues by industry. The Company historically reported revenue by: industrial chemicals/materials, academic research, healthcare, and food/agriculture. Beginning fiscal 2026, the Company will disclose revenue by therapeutics, diagnostics, industry and applied, academic research and government, and global supply partners revenue. These updated categories better align with the Company's operations and increase clarity around the Company's key customer groups.

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2026	2025	2026	2025
Therapeutics	$40,766	$26,250	$77,991	$53,022
Diagnostics	39,960	35,030	75,275	70,513
Industry and applied	5,797	7,043	11,918	12,570
Academic research and government	12,816	12,469	25,033	24,865
Global supply partners	11,376	12,001	24,196	20,536
Total	$110,715	$92,793	$214,413	$181,506

4. Cash, Cash Equivalents and Investments
The following table sets forth the cash and cash equivalents, and investments as of March 31, 2026:

(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash	$33,483	$—	$—	$33,483
Cash equivalents - money market funds	89,187	—	—	89,187
Total cash and cash equivalents	$122,670	$—	$—	$122,670
Short-term investments:
U.S. government treasury bills	$48,999	$22	$(20)	$49,001
Total short-term investments	$48,999	$22	$(20)	$49,001
Total cash, cash equivalents and short-term investments	$171,669	$22	$(20)	$171,671
The following table sets forth the cash and cash equivalents, and investments as of September 30, 2025:

(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash	$32,677	$—	$—	$32,677
Cash equivalents - money market funds	150,372	—	—	150,372
Total cash and cash equivalents	$183,049	$—	$—	$183,049
Short-term investments:
U.S. government treasury bills	$49,316	$69	$—	$49,385
Total short-term investments	$49,316	$69	$—	$49,385
Total cash, cash equivalents and short-term investments	$232,365	$69	$—	$232,434
During the six months ended March 31, 2026 and March 31, 2025, gross realized gains and losses related to short-term investments were not material.

During the six months ended March 31, 2026 and March 31, 2025, the Company did not recognize any credit losses related to cash, cash equivalents and short-term investments.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of March 31, 2026, financial assets and liabilities measured and recognized at fair value are as follows:

(in thousands)	Level 1	Level 2	Level 3	Fair value
Assets
Money market funds	$89,187	$—	$—	$89,187
U.S. government treasury bills	49,001	—	—	49,001
Total financial assets	$138,188	$—	$—	$138,188
Liabilities
Liability for issuance of shares of common stock	—	—	5,000	5,000
Total financial liabilities	$—	$—	$5,000	$5,000

The liability for issuance of shares of common stock is accounted for as a liability under ASC 480, with the liability initially measured at its issue-date estimate fair value and subsequently measured at its estimated fair value on a recurring basis at each reporting period date. The estimated fair value of the liability for issuance of shares of common stock was determined using a 100% probability of the successful completion of technology transfer (“Tech Transfer") in connection with the assets acquisition agreement (See note 6, Asset Acquisition).

As of September 30, 2025, financial assets measured and recognized at fair value are as follows:

(in thousands)	Level 1	Level 2	Level 3	Fair value
Assets
Money market funds	$150,372	$—	$—	$150,372
U.S. government treasury bills	49,385	—	—	49,385
Total financial assets	$199,757	$—	$—	$199,757

Contractual maturities of short-term investments, as of March 31, 2026, were less than 12 months. The Company does not intend to sell the money market funds and short-term investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. Accrued interest receivable balances included in the prepaid expenses and other current assets within the condensed consolidated balance sheets were $0.9 million and $1.2 million as of March 31, 2026 and September 30, 2025, respectively.

As of September 30, 2025, there were no financial liabilities measured and recognized at fair value.
There were no transfers between Level 1, Level 2 and Level 3 in the periods presented.

6. Asset Acquisition
In February 2026, the Company entered into a License Agreement (the “Agreement”) with Invenra Inc. (“Invenra”) for a co-exclusive, royalty-bearing license to Invenra’s proprietary B-Body bispecific antibody discovery platform for an initial term of 7 years. The Company may exercise an option to extend the co-exclusive license for the duration of all patent rights in the platform for a consideration of $10.0 million payable in the Company's common stock. If the Company does not choose to exercise the option, then the term will continue non-exclusively through the duration of all patent rights. The transaction was accounted for as an asset acquisition. The total consideration paid by the Company in exchange for the license was $20.0 million, consisting of:
•$5.0 million upfront cash payment
•$10.0 million in shares of the Company’s common stock issued on the effective date of the Agreement, and
•$5.0 million in shares of the Company's common stock to be issued upon the successful completion of Tech Transfer. The Tech Transfer is a conditional obligation requiring Twist to settle by issuing a variable number of common stock shares and is accordingly recorded in liability for issuance of shares of common stock at fair value (see Note 8, Balance Sheet Components — accrued expenses and other current liabilities).
The asset acquisition purchase consideration is included within prepaid expenses and other current assets on the consolidated balance sheet because the Company does not obtain control of the license until Tech Transfer is complete (see Note 8, Balance Sheet Components — prepaid expenses and other current assets). Upon completion of Tech Transfer, the amount will be reclassified to an intangible asset and amortized in cost of revenues, on a straight-line basis over the useful life of the intangible asset, which the company is currently evaluating.
Under the terms of the Agreement, the Company will also pay royalties to Invenra based on gross sales received from third-party license sales. These royalties will be recognized as cost of revenues in the period the underlying sale occurs. Invenra will provide ongoing sales, marketing, and technical support to the Company and may act as a subcontractor for biopharma services associated with the platform.

7. Investment in Equity Securities
Simultaneously with the Agreement (see Note 6, Asset Acquisition), the Company entered into separate agreements with third-party investors to purchase shares of Series B Preferred Stock of Invenra for a consideration of $13.8 million to be settled by the issuance of the shares of the Company's common stock. The Company concluded that while Invenra is a variable interest entity ("VIE"), the Company is not the primary beneficiary of Invenra as the Company does not have the power, whether through contractual relationships or other factors, to direct the activities that most significantly impact the economic performance of Invenra. Therefore, the Company did not consolidate Invenra. The investment also did not qualify for the equity method of accounting because the Series B Preferred Stock has substantive liquidation preferences and is not considered in-substance common stock. Accordingly, the investment is accounted for as an investment in equity securities of a privately held company. The investment was recorded at $13.8 million, consisting of an upfront issuance of shares of the Company's common stock of $10.0 million at initial closing and a subsequent issuance of the Company's common stock of $3.8 million due on April 6, 2026. The subsequent issuance is an unconditional obligation settleable in Twist common stock and is accordingly included in liability for issuance of shares of common stock at fair value (see Note 8, Balance Sheet Components — accrued expenses and other current liabilities). These shares were issued on April 7, 2026.

The Company holds investments in other privately-held companies in the form of equity securities without readily determinable fair values. The Company concluded that these entities are VIEs and the Company holds variable interests in these VIEs but is not their primary beneficiary and therefore does not consolidate them. These entities also do not meet the requirements of equity method of accounting.
The Company elected to account for its investment in privately-held companies using the measurement alternative method. Under the measurement alternative, these investments are carried at cost, less any impairment, and adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. There were no upward or downward adjustments for observable price changes or impairment charges recorded during the three and six months ended March 31, 2026 and March 31, 2025 related to these equity securities.
Assets, liabilities, and maximum exposure with unconsolidated VIEs are as follows:

(in thousands)	Financial statements line item	March 31, 2026	September 30, 2025
Assets
Other receivables[1]	Prepaid and other current assets	$112	$290
Asset acquisition purchase consideration	Prepaid and other current assets	20,000	—
Investments[2]	Investment in equity securities	68,087	54,337
Promissory note receivable[1]	Other non-current assets	1,894	1,783
Total assets		$90,093	$56,410
Liabilities
Liability for issuance of shares of common stock	Accrued expenses and other current liabilities	$5,000	$—
Sublease security deposit[1]	Other non-current liabilities	170	170
Total liabilities		$5,170	$170
Maximum exposures to VIEs		$90,093	$56,410
(1) Represents a related party balance.
(2) As of March 31, 2026 and September 30, 2025 includes a related party balance of $53.9 million and $53.9 million, respectively.
Accounts receivable from an unconsolidated VIE and considered a related party was less than $0.1 million as of March 31, 2026 and September 30, 2025.
Transactions with an unconsolidated VIE and considered a related party were as follows:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2026	2025	2026	2025
Sublease income	$681	$—	$1,419	$—
Interest income	56	—	111	—
Revenue from an unconsolidated VIE and considered a related party was less than $0.1 million for the three and six months ended March 31, 2026.
8. Balance Sheet Components
Allowance for Credit Losses

Allowance for credit losses related to accounts receivable were $0.5 million and $0.6 million as of March 31, 2026 and September 30, 2025, respectively.

Prepaid Expenses and Other Current Assets

(in thousands)	March 31, 2026	September 30, 2025
Prepaid expenses	$9,337	$9,626
Contract assets	8,394	3,857
Asset acquisition purchase consideration	20,000	—
Insurance receivable for litigation settlement costs	14,901	—
Other current assets	1,468	1,721
	$54,100	$15,204

The Company has determined that recovery of approximately $14.9 million from its liability insurers is probable and has accounted for insurance receivable for litigation settlement costs as of March 31, 2026 (see note 11, Commitments and Contingencies).
Inventories
Inventories consist of the following:

(in thousands)	March 31, 2026	September 30, 2025
Raw materials	$25,549	$20,191
Work-in-process	2,943	2,265
Finished goods	5,023	5,853
	$33,515	$28,309
Property and Equipment, net

Property and equipment, net consists of the following:

(in thousands)	March 31, 2026	September 30, 2025
Laboratory equipment	$108,766	$101,583
Furniture, fixtures and other equipment	2,908	2,905
Vehicles	211	211
Computer equipment	3,414	3,176
Computer software	13,960	11,009
Leasehold improvements	68,050	58,277
Construction in progress	19,828	20,116
	$217,137	$197,277
Less: Accumulated depreciation and amortization	(105,911)	(94,994)
	$111,226	$102,283

Construction in progress mainly represents equipment costs, leasehold improvement costs and internal use software development costs. The depreciation and amortization for the three and six months ended March 31, 2026 was $6.1 million and $12.1 million, respectively. The depreciation and amortization for the three and six months ended March 31, 2025 was $6.1 million and $12.3 million, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

(in thousands)	March 31, 2026	September 30, 2025
Accrued Expenses	$24,873	$22,824
Litigation accruals	20,641	229
Liability for issuance of shares of common stock	8,750	—
Income and other taxes payable	4,976	4,543
Contract liabilities	7,095	6,884
Other current liabilities	1,513	722
	$67,848	$35,202
The Company recorded a litigation settlement liability of $17.1 million, which is included in litigation accruals as of March 31, 2026 (see Note 11, Commitments and Contingencies).
9. Goodwill and Intangible Assets
The goodwill balance is presented below:

(in thousands)	March 31, 2026
Balance at beginning of period	$82,195
Balance at end of period	$82,195
The finite-lived intangible assets balances are presented below:

	March 31, 2026
(in thousands, except for years)	Weighted average Amortization period in years	Gross carrying amount	Accumulated amortization	Net book value
Developed Technology	17	$18,000	$(5,004)	$12,996
Total finite-lived intangible assets		$18,000	$(5,004)	$12,996

	September 30, 2025
(in thousands, except for years)	Weighted average Amortization period in years	Gross carrying amount	Accumulated amortization	Net book value
Developed Technology	17	$17,900	$(4,475)	$13,425
Total finite-lived intangible assets		$17,900	$(4,475)	$13,425

Total amortization related to intangible assets for the three and six months ended March 31, 2026 was $0.3 million and $0.5 million, respectively. Total amortization related to intangible assets for the three and six months ended March 31, 2025 was $0.3 million and $0.5 million, respectively.
10. Leases
The Company leases certain of its facilities under noncancellable operating leases expiring at various dates through 2044. The Company is also responsible for utilities, maintenance, insurance, and property taxes under these leases. The lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms, as well as payments for common-area-maintenance and administrative services. The Company often receives customary incentives from its landlords, such as reimbursements for tenant improvements and rent abatement periods, which effectively reduce the total lease payments owed for these leases. Leases are classified as operating or financing at commencement. The Company does not have any material financing leases.
On November 13, 2025, the Company entered into an amendment to a lease agreement for the Company's premises in South San Francisco, California, in order to consolidate other offices in South San Francisco into a single location. This amendment increases the leased premises by approximately 33,000 square feet ("Additional Premises") and extends the termination date of the lease until June 30, 2036. The lease for the Additional Premises is expected to commence on September 1, 2026. In accordance with the amended lease agreement, the monthly base rent for the entire premises is approximately $0.5 million at commencement, includes provisions for rent increases of 3% annually and provides for base rent abatement with respect to the original premises for 15 months and base rent abatement with respect to the Additional Premises for 12 months. The Company is also responsible for utilities, maintenance, insurance, and property taxes. The landlord will provide the Company with a tenant improvement allowance in connection with its improvements to the premises of approximately $24.4 million. The amendment also gives the Company the right, on or before December 31, 2026, to elect to expand the premises to include additional space in the building of approximately 33,000 square feet.
Certain leases include options to renew or terminate at the Company’s discretion. The lease terms include periods covered by these options if it is reasonably certain the Company will renew or not terminate. The Company’s lease agreements do not contain any material residual value guarantees or restrictive covenants.
As part of the sale of its DNA data storage business, the Company subleased specific office and lab space in South San Francisco.
Future minimum lease payments and sublease income under all noncancelable operating leases as of March 31, 2026 are as follows:

(in thousands)	Operating leases	Sublease income
Years ending September 30:
Remainder of 2026	$6,190	$959
2027	8,450	1,975
2028	12,572	2,035
2029	10,793	—
2030	11,096	—
2031	11,409	—
Thereafter	90,605	—
Total minimum lease payments	$151,115	$4,969
Less: imputed interest	(55,274)
Total operating lease liabilities	$95,841
Less: current portion	(10,443)
Operating lease liabilities, net of current portion	$85,398

The components of lease expense and supplemental information were as follows:

	Three months ended March 31,		Six months ended March 31,
(in thousands except years and percentage)	2026	2025	2026	2025
Operating lease costs	$3,347	$3,738	$6,903	$7,477
Variable lease costs	$2,058	$1,888	$4,130	$3,808
Sublease income	$681	$—	$1,419	$—
Weighted-average remaining lease term (in years) - operating leases			14.1	14.7
Weighted-average discount rate - operating leases			6.9%	6.3%
Supplemental cash flow information related to leases are as follows:

	Six months ended March 31,
(in thousands)	2026	2025
Cash payments included in the measurement of operating lease liabilities	$7,773	$7,319
11. Commitments and Contingencies
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
Securities Class Action
On December 12, 2022, a putative securities class action lawsuit captioned Peters v. Twist Bioscience Corporation, et al., Case No. 22-cv-08168 (N.D. Cal.) (“Securities Class Action”) was filed in federal court in the Northern District of California (“Court”) against the Company, its Chief Executive Officer, and its Chief Financial Officer (the “Defendants”) alleging violations of federal securities laws. On March 31, 2026, the parties engaged in mediation and reached a settlement in principle under which the Company would pay, or cause its insurance carriers to pay, a settlement payment of approximately $17.1 million. The settlement in principle was presented to the Court in a motion for preliminary approval on April 30, 2026. The Company expects its liability insurers to directly fund the majority of the settlement liability, with the Company contributing the remainder as its remaining retention under its insurance policy.
Derivative Action

On September 25, 2023, a shareholder derivative suit captioned Shumacher v. Leproust et al., No. 1:23-cv-01048-UNA, was filed in the United States District Court for the District of Delaware against directors of the Company and an employee (the “Shumacher Action”). The suit is based on substantially the same allegations in the Securities Class Action and seeks to recover, on behalf of the Company, damages to the Company arising from, among other things, the Securities Class Action. On November 13, 2023, the parties to the Shumacher Action entered into a stipulation staying the Shumacher Action pending further proceedings in the Securities Class Action. On November 13, 2025, another derivative lawsuit captioned Sell v. Leproust, et al., Case No. 1:25-cv-01380-MN was filed in the Delaware Court of Chancery, alleging similar claims and seeking similar recovery as the Shumacher Action (the “Sell Action”), and on December 2, 2025 the Sell Action was consolidated with the Shumacher Action and stayed pending further proceedings in the Securities Class Action. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this matter.
12. Related Party Transactions
During the three and six months ended March 31, 2026 and March 31, 2025, transactions with related parties excluding an unconsolidated VIE that is considered a related party were as follows:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2026	2025	2026	2025
Revenue	$2,172	$2,829	$3,552	$6,802
As of March 31, 2026 and September 30, 2025, accounts receivable balances with related parties, excluding an unconsolidated VIE that is considered a related party were as follows:

(in thousands)	March 31, 2026	September 30, 2025
Accounts receivable	$774	$1,265
See Note 7, Investment in Equity Securities, for transactions and balances with an unconsolidated VIE that is considered a related party.
13. Income Taxes
In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that quarter. For the three and six months ended March 31, 2026, the Company recorded provisions for income taxes of less than $0.1 million and $0.3 million, respectively. For the three and six months ended March 31, 2025, the Company recorded provisions for income taxes of $0.2 million and $0.3 million, respectively.
14. Stock-based Compensation
Stock-based Compensation Expense
Total stock-based compensation expense recognized were as follows:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2026	2025	2026	2025
Cost of revenues	$1,691	$2,074	$2,967	$3,280
Research and development	2,140	3,527	3,736	6,266
Selling, general and administrative	15,105	14,727	25,506	22,773
Total stock-based compensation expense	$18,936	$20,328	$32,209	$32,319

An immaterial amount of stock-based compensation expense was capitalized to property and equipment related to capitalized software development costs for the three and six months ended March 31, 2026 and March 31, 2025.

Restricted Stock Units

A summary of the Company’s restricted stock unit activity excluding the performance-based restricted stock units during the six months ended March 31, 2026 was as follows:

(in thousands, except per share data)	Shares	Weighted average grant date fair value per share
Nonvested shares at September 30, 2025	1,882	$37.21
Granted	1,532	30.92
Vested/Issued	(503)	35.64
Forfeited	(74)	37.03
Nonvested shares at March 31, 2026	2,837	$34.00

As of March 31, 2026, there was $91.4 million of total unrecognized compensation cost related to these awards that is expected to be recognized over a weighted average period of 2.9 years. The total grant date fair value of the restricted stock units excluding performance-based restricted units awarded during the six months ended March 31, 2026 was $47.4 million.
Performance-based Restricted Stock Units
During the six months ended March 31, 2026, the Company granted additional performance-based restricted stock units to executives and employees that will vest upon achievement of multiple year revenue, gross margin, and profitability metrics as determined by the board of directors. Stock compensation expense for these awards is recorded over the vesting period based on the grant date fair value of the awards and probability of the achievement of specified performance targets. The grant date fair value is equal to the closing share price of the Company’s common stock on the date of grant. These awards vest from a minimum of 22 months to a maximum of 46 months service period following the grant date, provided that the recipient is a Company employee at the time of vesting and the performance targets applicable to each award are achieved. The percentage of these awards that vest will depend on the achievement of specified performance targets at the end of the performance period and can range from 0% to 150% of the number of units granted.

A summary of the Company’s performance-based restricted stock units activity during the six months ended March 31, 2026 was as follows:

(in thousands, except per share data)	Shares	Weighted average grant date fair value per share
Nonvested shares at September 30, 2025	1,934	$37.85
Granted	946	27.11
Vested/Issued	(419)	22.10
Forfeited	(41)	43.33
Nonvested shares at March 31, 2026	2,420	$36.28

Stock-based compensation expense for performance-based restricted stock units is recorded over the requisite service period based on the grant date fair value and management's assessment of the probability that the specified performance conditions will be achieved. As of March 31, 2026, the unrecognized compensation costs related to these awards was $48.6 million based on the maximum achievement of the performance targets. The Company expects to recognize those costs over a weighted average period of 1.6 years. The total grant date fair value of performance-based restricted stock units awarded during the six months ended March 31, 2026 was $25.7 million.

Options
A summary of the Company’s options including the performance-based stock options during the six months ended March 31, 2026 was as follows:

(in thousands, except per share and contractual term data)	Shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at September 30, 2025	1,276	$30.80	3.59	$6,616
Forfeited	(2)	69.87	—	—
Exercised	(93)	22.44	—	2,232
Outstanding at March 31, 2026	1,181	$31.40	3.11	$24,803
Vested and exercisable at March 31, 2026	1,181	$31.40	3.11	$24,803
2018 Employee Stock Purchase Plan
The number of shares of the Company's common stock reserved for issuance under the 2018 Employee Stock Purchase Plan ("ESPP") as of March 31, 2026 was as follows:

(in thousands)	Shares available
As of September 30, 2025	716
Additional shares authorized	249
Shares issued during the period	(104)
As of March 31, 2026	861

During the three and six months ended March 31, 2026, the Company recorded ESPP expenses of $0.6 million and $1.1 million, respectively. During the three and six months ended March 31, 2025, the Company recorded ESPP expenses of $0.6 million and $1.1 million, respectively.

15. Net Loss Per Share
The following table sets forth the computation of the Company’s basic and diluted net loss per share:

	Three months ended March 31,		Six months ended March 31,
(in thousands, except per share data)	2026	2025	2026	2025
Net loss, basic and diluted	$(44,021)	$(39,328)	$(74,528)	$(70,922)
Weighted average shares used in computing net loss per share, basic and diluted	61,702	59,649	61,387	59,403
Net loss per share, basic and diluted	$(0.71)	$(0.66)	$(1.21)	$(1.19)

The potentially dilutive common shares that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive for the periods presented are as follows:

	Six months ended March 31,
(in thousands)	2026	2025
Shares subject to options (including performance options) to purchase common stock	1,181	1,593
Unvested restricted stock units and performance stock units	5,257	4,514
Shares subject to employee stock purchase plan	64	83
Total	6,502	6,190

16. Segment Information
The Company operates in one operating segment, which also represents one reportable segment with the Company’s Chief Executive Officer as the chief operating decision maker (CODM). The CODM reviews the Company’s operating results on a consolidated basis for purposes of allocating resources and evaluating financial performance. Specifically, the CODM evaluates the Company’s financial performance and decides how to allocate resources based on consolidated net income (loss), which enables the CODM to assess both the overall level of resources available and optimize distribution of resources across functions, product lines, regions and research and development programs in line with our long-term corporate-wide strategic goals. The CODM also reviews disaggregated revenue by product line, geographic regions, and industry (see Note 3, Revenues).
The following table presents entity-wide significant expense categories and net loss details provided to the CODM:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2026	2025	2026	2025
Revenues	$110,715	$92,793	$214,413	$181,506
Costs and expenses:
Cost of revenues[1]	$47,402	$40,373	$91,408	$80,744
Research and development expenses[1]	17,366	19,952	32,712	38,078
Selling, general and administrative expenses[1]	59,255	47,298	117,034	93,786
Litigation settlement costs, net of recoveries	7,205	—	7,205	—
Depreciation and amortization	6,414	6,402	12,608	12,784
Stock-based compensation expense	18,936	20,328	32,209	32,319
Total costs and expenses	$156,578	$134,353	$293,176	$257,711
Loss from operations	$(45,863)	$(41,560)	$(78,763)	$(76,205)
Interest income	$1,710	$2,801	$3,885	$6,041
Other income (expense), net	175	(394)	646	(487)
Income (loss) before income taxes	$(43,978)	$(39,153)	$(74,232)	$(70,651)
Income tax expense	(43)	(175)	(296)	(271)
Net loss	$(44,021)	$(39,328)	$(74,528)	$(70,922)
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
Overview
We provide customizable solutions across the biological continuum that enable scientific discovery and development across therapeutics, diagnostics, and other high-growth markets. Our proprietary silicon-based platform delivers precision, scale, and speed, supporting consistent, high-quality performance across a broad range of applications.

At the core of our platform is a differentiated method of manufacturing synthetic DNA by “writing” DNA on a silicon chip. By integrating proprietary hardware, software, and scalable infrastructure, including our e-commerce platform, we achieve high levels of precision, automation, and throughput at a lower cost relative to legacy methods.

We have extended this platform beyond DNA synthesis to offer an integrated portfolio that includes synthetic genes, next-generation sequencing, or NGS, applications, sample preparation tools, antibody libraries, and biologics discovery services. These solutions are designed to improve research efficiency, accelerate development timelines, and deliver reproducible, high-quality data. Leveraging the same platform, we also manufacture synthetic RNA, express antibody proteins, perform characterization assays and deliver data to customers and partners.

Our solutions support a wide range of applications, including traditional and AI-enabled therapeutics discovery, diagnostic development, industrial and applied research, agricultural biotechnology, and academic research. By increasing efficiency and scalability in research and development, we support efforts to improve human health and sustainability.

We serve more than 3,800 customers annually across therapeutics, diagnostics, industrial and applied markets, academia, government, and global supply partners. Our multi-channel commercial strategy includes direct sales teams aligned to key markets and an e-commerce platform that enables customers to design, validate, and order customized products on demand, with real-time pricing and order tracking.

We generate revenue primarily from DNA synthesis and protein solutions and NGS applications. As we have expanded from DNA fragments to genes, sample preparation, protein expression, and biologics discovery, the integration of our offerings has strengthened. Beginning in fiscal 2026, we combined synthetic biology tools and biopharma services into a single category, DNA synthesis and protein solutions, and renamed NGS tools to NGS applications to reflect their role in sequencing workflows.

In February 2026, we entered into a license agreement with Invenra Inc. for its proprietary B-Body bispecific antibody discovery platform and simultaneously acquired a 6.24% ownership interest on a fully-diluted basis in Invenra through the purchase of Series B Preferred Stock. Together, these transactions represent a total commitment of $33.8 million, settled through a combination of cash and common stock.

Since our inception, we have incurred net losses each year. Our net loss for the three and six months ended March 31, 2026 was $44.0 million and $74.5 million, respectively. As of March 31, 2026, we have an accumulated net deficit of $1,394.1 million and cash, cash equivalents and short-term investments of $171.7 million. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the success of our existing products and the development and commercialization of additional products in the therapeutics, diagnostics, industry and applied, academic research and government, and global supply partners revenue industries as well as leveraging our investment in our manufacturing infrastructure.
Financial highlights compared to the same periods in the prior fiscal year:

•For the three and six months ended March 31, 2026, revenues increased 19.3% to $110.7 million and 18.1% to $214.4 million, respectively, driven by strong performance in DNA synthesis and protein solutions and NGS applications.
•For the three and six months ended March 31, 2026, gross margin increased to 51.6% from 49.6% and to 51.8% from 49.0%, respectively, primarily due to increases in revenues and driving additional cost savings through continuous process improvement initiatives.

•For the three and six months ended March 31, 2026, loss from operations increased 10.4% to $45.9 million and 3.4% to $78.8 million primarily due to an increase in selling, general and administrative expenses and litigation settlement costs, net of recoveries, offset by increases in both revenues and gross profit and a decrease in research and development expenses.

•For the six months ended March 31, 2026, net cash used in operating activities increased 23.1% to $42.4 million from $34.4 million.
Results of Operations
Comparison of the Three and Six Months Ended March 31, 2026 and 2025
Revenues

	Three months ended March 31,				Six months ended March 31,
(in thousands, except percentages)	2026	2025	Change	%	2026	2025	Change	%
Revenues	$110,715	$92,793	$17,922	19%	$214,413	$181,506	$32,907	18%
Revenues by Geography
We have one reportable segment from the manufacturing of DNA synthesis and protein solutions and NGS applications products. The following table shows our revenues by geography, based on our customers’ shipping addresses. Americas consists of United States, Canada, Mexico and South America; EMEA consists of Europe, Middle East and Africa; and APAC primarily consists of Japan, China, South Korea, India, Singapore, Malaysia, Australia, New Zealand, Thailand and Taiwan.

	Three months ended March 31,				Six months ended March 31,
(in thousands, except percentages)	2026	%	2025	%	2026	%	2025	%
Americas	$64,307	58%	$55,189	59%	$122,688	57%	$108,899	60%
EMEA	37,347	34%	30,642	33%	75,712	35%	58,945	32%
APAC	9,061	8%	6,962	8%	16,013	8%	13,662	8%
Total revenues	$110,715	100%	$92,793	100%	$214,413	100%	$181,506	100%
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

	Three months ended March 31,				Six months ended March 31,
(in thousands, except percentages)	2026	%	2025	%	2026	%	2025	%
DNA synthesis and protein solutions	53,274	48%	41,647	45%	104,334	49%	81,718	45%
NGS applications	57,441	52%	51,146	55%	110,079	51%	99,788	55%
Total revenues	$110,715	100%	$92,793	100%	$214,413	100%	$181,506	100%
Revenues by Industry
We historically reported revenue by industrial chemicals/materials, academic research, healthcare, and food/agriculture. Beginning fiscal 2026, we disclose revenue by therapeutics, diagnostics, industry and applied, academic research and government, and global supply partners revenue. These updated categories better align with our operations and increase clarity around our key customer groups. The table below summarizes revenues by industry:

	Three months ended March 31,				Six months ended March 31,
(in thousands, except percentages)	2026	%	2025	%	2026	%	2025	%
Therapeutics	$40,766	37%	$26,250	28%	$77,991	36%	$53,022	29%
Diagnostics	39,960	36%	35,030	38%	75,275	35%	70,513	39%
Industry and applied	5,797	5%	7,043	8%	11,918	6%	12,570	7%
Academic research and government	12,816	12%	12,469	13%	25,033	12%	24,865	14%
Global supply partners	11,376	10%	12,001	13%	24,196	11%	20,536	11%
Total revenues	$110,715	100%	$92,793	100%	$214,413	100%	$181,506	100%
Product Shipments
The table below summarizes product shipments:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2026	2025	2026	2025
Number of genes shipped	300	227	571	432

The number of customers who purchased products from us was approximately 2,583 and 2,431 customers for the three months ended March 31, 2026 and March 31, 2025, respectively.
Revenues increased 19% to $110.7 million for the three months ended March 31, 2026, as compared to $92.8 million for the three months ended March 31, 2025. The increase in revenues primarily reflects growth in DNA synthesis and protein solutions revenue of 28% and growth in NGS applications revenue of 12%, both of which are primarily attributable to an increase in revenues from our customers in therapeutics, diagnostics, academic research and government industries, as well as an increase in the number of customers. The number of genes shipped in the three months ended March 31, 2026, increased to approximately 300,000 genes, compared to approximately 227,000 genes in the three months ended March 31, 2025, an increase of 32%.
Revenues increased 18% to $214.4 million for the six months ended March 31, 2026, as compared to $181.5 million for the six months ended March 31, 2025. The increase in revenues primarily reflects growth in DNA synthesis and protein solutions revenue of 28% and growth in NGS applications revenue of 10%, both of which are primarily attributable to an increase in revenues from our customers in therapeutics, diagnostics, academic research and government and global supply partners industries, as well as an increase in the number of customers. The number of genes shipped in the six months ended March 31, 2026, increased to approximately 571,000 genes, compared to approximately 432,000 genes in the six months ended March 31, 2025, an increase of 32%.
Cost of Revenues

	Three months ended March 31,				Six months ended March 31,
(in thousands, except percentages)	2026	2025	Change	%	2026	2025	Change	%
Cost of revenues	$53,593	$46,765	$6,828	15%	$103,319	$92,638	$10,681	12%
Gross profit	$57,122	$46,028	$11,094	24%	$111,094	$88,868	$22,226	25%
Gross margin	51.6%	49.6%	2.0%		51.8%	49.0%	2.8%

Cost of revenues increased 15% to $53.6 million for the three months ended March 31, 2026, as compared to $46.8 million for the three months ended March 31, 2025. The increase is primarily attributable to an increase in material costs of $6.3 million driven by increased sales and a $0.7 million increase in personnel costs. Gross margin increased 2.0% to 51.6% for the three months ended March 31, 2026, as compared to 49.6% in the same period of the prior year, mainly due to an increase in revenues and driving additional cost savings through continuous process improvement initiatives.

Cost of revenues increased 12% to $103.3 million for the six months ended March 31, 2026, as compared to $92.6 million for the six months ended March 31, 2025. The increase is primarily attributable to an increase in material costs of $9.0 million driven by increased sales and a $2.1 million increase in personnel costs. Gross margin increased 2.8% to 51.8% for the six months ended March 31, 2026, as compared to 49.0% in the same period of the prior year, mainly due to an increase in revenues and driving additional cost savings through continuous process improvement initiatives.

Research and Development Expenses

	Three months ended March 31,				Six months ended March 31,
(in thousands, except percentages)	2026	2025	Change	%	2026	2025	Change	%
Research and development	$19,695	$23,917	$(4,222)	(18)%	$36,825	$45,224	$(8,399)	(19)%

Research and development expenses decreased 18% to $19.7 million for the three months ended March 31, 2026, as compared to $23.9 million for the three months ended March 31, 2025. The decrease is primarily driven by a $2.0 million decrease in personnel costs, including a $1.4 million decrease in stock-based compensation expenses, a $1.2 million decrease in professional services costs, and a $0.9 million decrease in costs for facilities and depreciation and amortization. These decreases are largely attributable to the sale of our DNA data storage business in fiscal year 2025.
Research and development expenses decreased 19% to $36.8 million for the six months ended March 31, 2026, as compared to $45.2 million for the six months ended March 31, 2025. The decrease is primarily driven by a $4.6 million decrease in personnel costs, including a $2.5 million decrease in stock-based compensation expenses, a $2.0 million decrease in professional services costs, and a $1.6 million decrease in costs for facilities and depreciation and amortization. These decreases are largely attributable to the sale of our DNA data storage business in fiscal year 2025.
Selling, General and Administrative Expenses

	Three months ended March 31,				Six months ended March 31,
(in thousands, except percentages)	2026	2025	Change	%	2026	2025	Change	%
Selling, general and administrative	$76,085	$63,671	$12,414	19%	$145,827	$119,849	$25,978	22%

Selling, general and administrative expenses increased 19% to $76.1 million for the three months ended March 31, 2026, as compared to $63.7 million for the three months ended March 31, 2025. The increase is primarily attributable to an $8.2 million increase in personnel costs, including a $0.4 million increase in stock-based compensation expense, a $2.4 million increase in IT services costs, an $0.8 million increase in marketing costs, and a $1.9 million increase in other costs. These increases were partially offset by a $0.9 million decrease in professional services costs. The increase in selling, general and administrative expenses reflect headcount additions and investments in our commercial organization and corporate infrastructure to support the continued growth of the business.

Selling, general and administrative expenses increased 22% to $145.8 million for the six months ended March 31, 2026, as compared to $119.8 million for the six months ended March 31, 2025. The increase is primarily attributable to a $15.9 million increase in personnel costs, including a $2.7 million increase in stock-based compensation expense, and a $5.0 million increase in IT services, a $2.3 million increase in marketing costs, and a $4.6 million increase in other costs. These increases were partially offset by a $1.8 million decrease in professional services costs. The increase in selling, general and administrative expenses reflect headcount additions and investments in our commercial organization and corporate infrastructure to support the continued growth of the business.

We expect selling, general and administrative expense to moderate in the second half of fiscal 2026 resulting from a number of cost saving initiatives.

Litigation settlement costs, net of recoveries

	Three months ended March 31,				Six months ended March 31,
(in thousands, except percentages)	2026	2025	Change	%	2026	2025	Change	%
Litigation settlement costs, net of recoveries	$7,205	$—	$7,205	NA	$7,205	$—	$7,205	NA

We recorded litigation settlement costs, net of recoveries of $7.2 million for the three and six months ended March 31, 2026.

Interest and Other Income (Expense), net

	Three months ended March 31,				Six months ended March 31,
(in thousands, except percentages)	2026	2025	Change	%	2026	2025	Change	%
Interest income	$1,710	$2,801	$(1,091)	(39)%	$3,885	$6,041	$(2,156)	(36)%
Other income (expense), net	175	(394)	569	(144)%	646	(487)	1,133	(233)%
Total interest and other income (expense), net	$1,885	$2,407	$(522)	(22)%	$4,531	$5,554	$(1,023)	(18)%

Interest income decreased 39% to $1.7 million for the three months ended March 31, 2026, as compared to $2.8 million for the three months ended March 31, 2025, due to lower cash equivalents and short-term investments balances and lower interest rates.
Interest income decreased 36% to $3.9 million for the six months ended March 31, 2026, as compared to $6.0 million for the six months ended March 31, 2025, due to lower cash equivalents and short-term investments balances and lower interest rates.
Income Tax Expense

	Three months ended March 31,				Six months ended March 31,
(in thousands, except percentages)	2026	2025	Change	%	2026	2025	Change	%
Income tax expense	$(43)	$(175)	$132	(75)%	$(296)	$(271)	$(25)	9%

We recorded an income tax provision of less than $0.1 million and $0.2 million for the three months ended March 31, 2026 and March 31, 2025, respectively. We recorded an income tax provision of $0.3 million and $0.3 million for the six months ended March 31, 2026 and March 31, 2025, respectively.

Liquidity and Capital Resources
Liquidity
As of March 31, 2026, we had a balance of $122.7 million of cash and cash equivalents and $49.0 million in short-term investments. We have incurred losses and negative cash flows from operations since our inception, and as of March 31, 2026, we had an accumulated deficit of $1,394.1 million.

Since our inception, we have financed our operations and capital expenditures principally through public equity raises, private placements of our convertible preferred stock, borrowings from credit facilities, proceeds from the royalty purchase agreement, sale of DNA data storage assets and revenue from our commercial operations.

Based on our current business plan, we believe our current cash, cash equivalents and short-term investments and anticipated cash flow from operations will be sufficient to meet our anticipated cash requirements for more than 12 months from the date of this Quarterly Report on Form 10-Q. However, if we need to obtain additional financing to fund operations beyond this period, there can be no assurance that we will be successful in raising additional financing on terms that are acceptable to us.

Capital Requirements and Allocation
Our primary uses of capital are, and we expect will continue to be for the near future, compensation and related expenses, manufacturing costs, laboratory and related supplies, legal and other regulatory expenses and general overhead costs, including facilities costs and capital expenditures. We had $15.7 million in commitments for capital expenditures as of March 31, 2026.

Our future capital requirements will depend on many factors including our revenue growth rate, research and development efforts, investments in or acquisitions of complementary or enhancing technologies or businesses, the timing and extent of additional capital expenditures to invest in existing and new facilities, the expansion of sales and marketing and international activities, legal costs associated with defending and enforcing intellectual property rights and the introduction of new products and new versions of existing products.

We take a long-term view in growing and scaling our business and we regularly review acquisition and investment opportunities, and we may in the future enter into arrangements to acquire or invest in businesses, services and technologies, including intellectual property rights, and any such acquisitions or investments could significantly increase our capital needs. We regularly review opportunities that meet our long-term growth objectives.

Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to providing liquidity while ensuring capital preservation.

Our contractual obligations have not materially changed from those reported in our Annual Report on Form 10-K except for lease commitments. As of March 31, 2026, our operating lease liability was $95.8 million. See Note 10, Leases of the notes to our condensed consolidated financial statements included elsewhere in this Form 10-Q for information on our operating lease commitments.
On November 13, 2025, we entered into a lease amendment for our facilities in South San Francisco, California. This amendment increases the leased premises by approximately 33,000 square feet in order to consolidate other offices in South San Francisco into a single location and extends the termination date of the lease until June 30, 2036. The lease for the additional space is expected to commence on September 1, 2026. As the lease term for the additional space has not yet commenced, we have not yet recorded a right-of-use asset and a corresponding operating lease liability nor have we recognized rent expense for the additional space. These will be recognized on the commencement date of the additional space. We expect future cash commitments related to this lease of the additional space to total $11.6 million through June 30, 2036.
Invenra License Agreement and Investment in Equity Securities
In February 2026, we entered into a co-exclusive license agreement with Invenra Inc. ("Invenra") for its proprietary B-Body bispecific antibody discovery platform and simultaneously acquired a 6.24% ownership interest in Invenra through the purchase of Series B Preferred Stock. Together, these transactions represent a total commitment of $33.8 million, settled through a combination of cash and our common stock. Under the terms of the license agreement, we will also pay royalties to Invenra based on gross sales received from third-party license sales.
The license was acquired for total consideration of $20.0 million, of which $5.0 million was paid in cash at closing, $10.0 million settled through the issuance of common stock at closing, and $5.0 million in common stock remains contingently issuable upon the successful completion of technology transfer. The equity investment was acquired for $13.8 million, settled entirely through the issuance of common stock, comprising $10.0 million issued at initial closing and $3.8 million issued in a subsequent closing on April 7, 2026.

Of the total $33.8 million commitment, $5.0 million represented an outflow of cash, with the remaining $28.8 million was settled or to be settled through the issuance of the Company's common stock, thereby limiting the cash impact on liquidity. The contingent issuance of common stock, which is dependent on the completion of the technology transfer, as well as the common stock issuance for the subsequent closing related to acquiring ownership interests in Invenra, are both recorded as other current liabilities in the consolidated balance sheet as of March 31, 2026.

We filed a prospectus supplement under our existing shelf registration statement on Form S-3 to register the resale of up to 632,328 shares of common stock issued or issuable in connection with these transactions, which will not provide any proceeds to us and will have no material impact on our liquidity or capital resources.

See note 7, Investment in Equity Securities of the notes to our condensed consolidated financial statements included elsewhere in this Form 10-Q.

Cash Flows
The following table summarizes our sources and uses of cash and cash equivalents:

	Six months ended March 31,
(in thousands)	2026	2025
Net cash used in operating activities	$(42,373)	$(34,414)
Net cash provided by (used in) investing activities	(22,639)	(2,962)
Net cash provided by financing activities	4,436	21,140

Operating Activities
Net cash used in operating activities was $42.4 million during the six months ended March 31, 2026, which was primarily due to a net loss of $74.5 million, adjusted for non-cash items, including depreciation and amortization of $12.6 million, stock-based compensation expense of $32.2 million, and a net cash outflow from operating assets and liabilities of $11.8 million. The net cash outflow from operating assets and liabilities was mainly due to increases in inventories of $5.2 million, accounts receivable of $7.4 million due to the increase in revenues and the timing of collections, and prepaid and other current assets of $18.9 million, and a decrease in accrued compensation of $4.3 million, partially offset by an increase in accrued and other liabilities of $22.8 million. The changes in accrued compensation, accrued expenses and other liabilities, and accounts payable are due to timing of payments to vendors and employees.

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

Investing Activities
Net cash used in investing activities was $22.6 million during the six months ended March 31, 2026, which consisted of the purchases of property and equipment of $17.9 million and cash paid for asset acquisition of $5.0 million.
Net cash used in investing activities was $3.0 million during the six months ended March 31, 2025, which consisted of the purchases of property and equipment of $6.4 million offset by the proceeds from the net impact of purchases and maturity of investments of $3.5 million.
Financing Activities
Net cash provided by financing activities was $4.4 million in the six months ended March 31, 2026, which consisted of $2.1 million from the exercise of stock options and $2.4 million proceeds from issuance of shares under the ESPP.
Net cash provided by financing activities was $21.1 million in the six months ended March 31, 2025, which consisted of $15.0 million from XOMA for the sale of future revenue, $3.7 million from the exercise of stock options and $2.4 million proceeds from issuance of shares under the ESPP.
Critical Accounting Policies and Significant Management Estimates
The preparation of our Condensed Consolidated Financial Statements in accordance with generally accepted accounting principles in the United States of America requires management to make estimates and judgments that affect the reported amounts in the financial statements and related disclosures. On an ongoing basis, we evaluate our significant accounting policies and estimates. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates are assessed each period and updated to reflect current information. Actual results may differ significantly from these estimates. A summary of our critical accounting policies and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K. There were no changes to our critical accounting policies and estimates during the six months ended March 31, 2026.

Recently Issued Accounting Pronouncements
For a description of accounting changes and recently issued accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our condensed consolidated financial statements, see Note 2, “Summary of Significant Accounting Policies” in Item 1 of Part I of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information about our market risk is presented in Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K. Our exposure to market risk has not changed materially since September 30, 2025.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026, which is the end of the period covered by this Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
For a description of material pending legal proceedings, see Note 11 “Commitments and Contingencies - Legal Matters” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q. In addition, we are subject to various legal proceedings and claims arising in the ordinary course of business. Although occasional adverse decisions or settlements may occur, management believes that the final disposition of such matters will not have a material adverse effect on our business, financial position, results of operations or cash flows.

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
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Plans
On February 17, 2026, Dennis Cho, the Company's Chief Legal Officer and Corporate Secretary, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “10b5-1 Plan”). Mr. Cho's 10b5-1 Plan provides for the potential sale of up to 56,820 shares of the Company’s common stock and will expire on the earlier of February 26, 2027 or the date when all shares under Mr. Cho’s 10b5-1 Plan are sold.
Other than as described above, during the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description	Filed / Furnished / Incorporated from Form	Incorporated by Reference from Exhibit Number	Date Filed
4.1	Form of Registration Rights Agreement	8-K	4.1	2/17/2026

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by Chief Executive Officer.	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by Chief Financial Officer.	Filed herewith

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.	Furnished herewith

32.2†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.	Furnished herewith

101
The following materials from Twist Bioscience Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.
Filed herewith

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (included in Exhibit 101).	Filed herewith

†	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Twist Bioscience Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, regardless of any general incorporation language contained in any filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 4, 2026	Twist Bioscience Corporation

	By:	/s/ Adam Laponis
Adam Laponis
Chief Financial Officer
(Authorized officer)