Form 10-Q
period 2026-06-30
Twist Bioscience Corp
filed 2026-08-03
CIK 1581280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026
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

The number of shares of the Registrant’s common stock outstanding as of July 29, 2026, was 62,707,424.

TWIST BIOSCIENCE CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2026

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 (“Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements relate to, among other matters, future growth, expansion and other expectations regarding future operations plans and financial performance. Forward-looking statements are also identified by the words “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” and variations of such words and similar expressions. You should not rely upon forward-looking statements as predictions of future events. Such statements are based on management’s expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results, events or circumstances to differ materially from those expressed or implied in our forward-looking statements. Forward-looking statements contained in this Form 10-Q include, but are not limited to, statements about:
•our ability to increase our revenues and our revenue growth rate;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Twist Bioscience Corporation
Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except per share data)	June 30, 2026	September 30, 2025
Assets
Current assets:
Cash and cash equivalents	$117,436	$183,049
Short-term investments	49,403	49,385
Accounts receivable, net[1]	65,055	57,019
Inventories	35,162	28,309
Prepaid expenses and other current assets[1]	54,239	15,204
Total current assets	$321,295	$332,966
Property and equipment, net	111,888	102,283
Operating lease right-of-use assets	68,736	49,377
Investment in equity securities[1]	68,087	54,337
Goodwill	82,195	82,195
Intangible assets, net	12,730	13,425
Restricted cash, non-current	2,130	2,376
Other non-current assets[1]	5,376	4,902
Total assets	$672,437	$641,861
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$17,043	$11,094
Accrued compensation	34,879	31,288
Current portion of operating lease liability	8,630	13,822
Accrued expenses and other current liabilities	59,703	35,202
Total current liabilities	$120,255	$91,406
Operating lease liability, net of current portion	84,960	61,750
Liability related to the sale of future revenue	15,000	15,000
Other non-current liabilities[1]	6,483	747
Total liabilities	$226,698	$168,903
Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, $0.00001 par value —200,000 and 200,000 shares authorized at June 30, 2026 and September 30, 2025, respectively; 62,674 and 60,632 shares issued and outstanding at June 30, 2026 and September 30, 2025, respectively	$1	$—
Additional paid-in capital	1,875,550	1,793,163
Accumulated other comprehensive loss	(655)	(627)
Accumulated deficit	(1,429,157)	(1,319,578)
Total stockholders’ equity	$445,739	$472,958
Total liabilities and stockholders’ equity	$672,437	$641,861
[1] Includes related party balances, see Note 12 - Related Party Transactions.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (unaudited)

	Three months ended June 30,		Nine months ended June 30,
(In thousands, except per share data)	2026	2025	2026	2025
Revenues[1]	$118,376	$96,057	$332,789	$277,563
Costs and expenses:
Cost of revenues	$55,922	$44,760	$159,241	$137,398
Research and development expenses	18,025	18,047	54,850	63,271
Selling, general and administrative expenses[1]	80,709	63,370	226,536	183,219
Litigation settlement costs, net of recoveries	—	—	7,205	—
Total costs and expenses	$154,656	$126,177	$447,832	$383,888
Loss from operations	$(36,280)	$(30,120)	$(115,043)	$(106,325)
Gain on sale of business	—	48,847	—	48,847
Interest income	1,500	2,690	5,385	8,731
Other income (expense), net[1]	40	(836)	686	(1,323)
Income (loss) before income taxes	$(34,740)	$20,581	$(108,972)	$(50,070)
Income tax expense	(311)	(191)	(607)	(462)
Net (loss) income	$(35,051)	$20,390	$(109,579)	$(50,532)
Other comprehensive (loss) income:
Change in unrealized gain (loss) on investments	$(41)	$(25)	$(108)	$(122)
Foreign currency translation adjustment	25	(177)	80	(220)
Comprehensive (loss) income	$(35,067)	$20,188	$(109,607)	$(50,874)

Net (loss) income per share — basic	$(0.56)	$0.34	$(1.78)	$(0.85)
Weighted average shares used in computing net (loss) income per share — basic	62,403	59,995	61,726	59,600

Net (loss) income per share — diluted	$(0.56)	$0.33	$(1.78)	$(0.85)
Weighted average shares used in computing net (loss) income per share —diluted	62,403	61,164	61,726	59,600
[1] Includes related party balances, see Note 12 - Related Party Transactions.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

	Three Months Ended June 30, 2026
	Common stock		Additional paid-in capital	Accumulated Other comprehensive loss	Accumulated deficit	Total stockholders' equity
(In thousands)	Shares	Amount
Balances as of March 31, 2026	62,154	$1	$1,849,838	$(639)	$(1,394,106)	$455,094
Issuance of common stock for investment in equity securities	74	—	3,750	—	—	3,750
Vesting of restricted stock units	269	—	—	—	—	—
Exercise of stock options	177	—	3,793	—	—	3,793
Repurchases of common stock for income tax withholding	—	—	(7)	—	—	(7)
Stock-based compensation	—	—	18,176	—	—	18,176
Other comprehensive loss	—	—	—	(16)	—	(16)
Net loss	—	—	—	—	(35,051)	(35,051)
Balances as of June 30, 2026	62,674	$1	$1,875,550	$(655)	$(1,429,157)	$445,739

	Three Months Ended June 30, 2025
	Common stock		Additional paid-in capital	Accumulated Other comprehensive loss	Accumulated deficit	Total stockholders' equity
(In thousands)	Shares	Amount
Balances as of March 31, 2025	59,857	$—	$1,753,600	$(662)	$(1,312,830)	$440,108
Vesting of restricted stock units	227	—	—	—	—	—
Exercise of stock options	90	—	1,829	—	—	1,829
Repurchases of common stock for income tax withholding	—	—	(3)	—	—	(3)
Stock-based compensation	—	—	16,076	—	—	16,076
Other comprehensive loss	—	—	—	(202)	—	(202)
Net income	—	—	—	—	20,390	20,390
Balances as of June 30, 2025	60,174	$—	$1,771,502	$(864)	$(1,292,440)	$478,198
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

	Nine Months Ended June 30, 2026
	Common stock		Additional paid-in capital	Accumulated Other comprehensive loss	Accumulated deficit	Total stockholders' equity
(In thousands)	Shares	Amount
Balances as of September 30, 2025	60,632	$—	$1,793,163	$(627)	$(1,319,578)	$472,958
Issuance of common stock for investment in equity securities	275	$—	$13,750	$—	$—	$13,750
Issuance of common stock in connection with asset acquisition	201	—	10,000	—	—	10,000
Vesting of restricted stock units	1,192	—	—	—	—	—
Exercise of stock options	270	—	5,882	—	—	5,882
Issuance of shares under the employee stock purchase plan	104	1	2,357	—	—	2,358
Repurchases of common stock for income tax withholding	—	—	(16)	—	—	(16)
Stock-based compensation	—	—	50,414	—	—	50,414
Other comprehensive loss	—	—	—	(28)	—	(28)
Net loss	—	—	—	—	(109,579)	(109,579)
Balances as of June 30, 2026	62,674	$1	$1,875,550	$(655)	$(1,429,157)	$445,739

	Nine Months Ended June 30, 2025
	Common stock		Additional paid-in capital	Accumulated Other comprehensive loss	Accumulated deficit	Total stockholders' equity
(In thousands)	Shares	Amount
Balances as of September 30, 2024	58,877	$—	$1,715,119	$(522)	$(1,241,908)	$472,689
Restricted common stock canceled	(137)	$—	$—	$—	$—	$—
Vesting of restricted stock units	1,038	—	—	—	—	—
Exercise of stock options	331	—	5,551	—	—	5,551
Issuance of shares under the employee stock purchase plan	65	—	2,429	—	—	2,429
Repurchases of common stock for income tax withholding	—	—	(14)	—	—	(14)
Stock-based compensation	—	—	48,417	—	—	48,417
Other comprehensive loss	—	—	—	(342)	—	(342)
Net loss	—	—	—	—	(50,532)	(50,532)
Balances as of June 30, 2025	60,174	$—	$1,771,502	$(864)	$(1,292,440)	$478,198
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine months ended June 30,
(in thousands)	2026	2025
Operating activities
Net loss	$(109,579)	$(50,532)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	19,386	18,849
Stock-based compensation expense	50,385	48,376
Gain on sale of business	—	(48,847)
Other non-cash adjustments[1]	(673)	1,963
Changes in assets and liabilities:
Accounts receivable, net[1]	(8,497)	(15,172)
Inventories	(6,852)	(1,861)
Prepaid expenses and other current assets[1]	(18,960)	(1,822)
Other non-current assets	(302)	(603)
Accounts payable	4,580	9,616
Accrued compensation	3,601	(4,692)
Accrued expenses and other liabilities	25,653	8,911
Net cash used in operating activities	$(41,258)	$(35,814)
Investing activities
Purchases of property and equipment	$(27,624)	$(15,577)
Purchase of intangible asset	(100)	—
Purchases of investments	(38,462)	(28,257)
Proceeds from maturity of investments	38,350	28,975
Proceeds from sale of business	—	2,500
Cash paid for asset acquisition	(5,000)	—
Cash paid for investment in equity securities	(1)	—
Net cash used in investing activities	$(32,837)	$(12,359)
Financing activities
Proceeds from exercise of stock options	$5,882	$5,551
Proceeds from the issuance of liability related to sale of future revenue	—	15,000
Proceeds from issuance under employee stock purchase plan	2,357	2,429
Repurchases of common stock for income tax withholding	(16)	(14)
Net cash provided by financing activities	$8,223	$22,966
Effect of exchange rates on cash, cash equivalents and restricted cash	$13	$(20)
Net decrease in cash, cash equivalents, and restricted cash	(65,859)	(25,227)
Cash, cash equivalents, and restricted cash at beginning of period	185,425	229,132

Cash, cash equivalents, and restricted cash at end of period	$119,566	$203,905
Supplemental disclosure of cash flow information
Income taxes paid, net of refunds	$529	$23
Non-cash investing and financing activities
Property and equipment additions included in accounts payable and accrued expenses	$3,343	$1,822
Equity securities received as consideration for sale of business	$—	$53,890
Promissory note receivable received as consideration for sale of business	$—	$1,696
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$24,773	$—
Issuance of common stock for investment in equity securities	$13,750	$—
Issuance of common stock in connection with asset acquisition	$10,000	$—
Liability for issuance of common stock in connection with asset acquisition	$5,000	$—

[1] Includes immaterial changes in a related party's balances.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Twist Bioscience Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization and Description of Business
Twist Bioscience Corporation (the Company) was incorporated in the state of Delaware on February 4, 2013. The Company’s fiscal year ends on September 30.
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
The Company has recognized annual losses from operations since inception and has an accumulated deficit of $1,429.2 million as of June 30, 2026. For the three months ended June 30, 2026 and June 30, 2025, the Company reported net loss of $35.1 million and net income of $20.4 million, respectively. For nine months ended June 30, 2026 and June 30, 2025, the Company reported net loss of $109.6 million and $50.5 million, respectively.
As of June 30, 2026, the Company had cash and cash equivalents of $117.4 million and short-term investments of $49.4 million. The Company expects that its current cash, cash equivalents, and short-term investments will be sufficient to fund its operations for a period of at least one year from the date the condensed consolidated financial statements are issued.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2025 (the Annual Report on Form 10-K) filed with the Securities and Exchange Commission ("SEC") on November 17, 2025. The condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements. The condensed consolidated balance sheet at September 30, 2025 is derived from audited consolidated financial statements but does not include all disclosures required by GAAP. The operating results for the nine months ended June 30, 2026 are not necessarily indicative of the results expected for the full year ending September 30, 2026 or any interim period. Beginning fiscal 2026, the Company updated its revenue disaggregation disclosures and recast the comparative figures in the disclosure to conform to the current-period presentation (see Note 3, Revenues). Beginning in the current period, the Company presents accrued expenses and other current liabilities on a combined basis in the condensed consolidated balance sheets, with the detailed components, including litigation accruals, disclosed in the accompanying footnotes; prior-period amounts have been reclassified to conform to the current presentation. The presentation of the condensed consolidated statement of cash flows has also been updated to conform to this revised classification, and prior‑period amounts have been reclassified to conform to the current presentation.

Use of Estimates
The presentation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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

(in thousands)	June 30, 2026	September 30, 2025
Cash and cash equivalents	$117,436	$183,049
Restricted cash, non-current	2,130	2,376
Total cash, cash equivalents and restricted cash	$119,566	$185,425
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
3. Revenues
The Company’s revenues are generated through the sale of DNA synthesis and protein solutions and NGS applications products.
Contract Balances
The following table summarizes our contract balances:

(in thousands)	June 30, 2026	September 30, 2025
Contract assets(1)	$6,186	$3,857
Contract liabilities - current (2)	6,466	6,884
Contract liabilities - non current (2)	5,668	—
(1) Consists of unbilled amounts primarily related to contracts where the Company has satisfied the performance obligations, but do not yet have the right to bill for.
(2) Consists of receipt of advance payments before the Company's performance obligations related to revenue contracts are met.
For the three and nine months ended June 30, 2026, the Company recognized revenues of $2.9 million and $4.1 million, respectively, from the amount that was included in the contract liability balance at the beginning of each period. For the three and nine months ended June 30, 2025, the Company recognized revenues of $1.7 million and $1.4 million, respectively, from the amount that was included in the contract liability balance at the beginning of each period.
In addition, for all periods presented, there were no revenues recognized in a reporting period from performance obligations satisfied in previous periods. The aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of June 30, 2026 was $21.9 million. The Company expects to recognize revenues of $16.3 million over the next twelve months relating to performance obligations unsatisfied as of June 30, 2026.
Disaggregation of Revenues

The table below sets forth revenues by geographic region, based on ship-to destinations. Americas consists of the United States, Canada, Mexico and South America; EMEA consists of Europe, the Middle East, and Africa; and APAC primarily consists of Japan, China, South Korea, India, Singapore, Malaysia, Australia, New Zealand, Thailand and Taiwan.

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2026	2025	2026	2025
Americas	$77,259	$59,387	$199,947	$168,285
EMEA	33,622	30,742	109,334	89,688
APAC	7,495	5,928	23,508	19,590
Total	$118,376	$96,057	$332,789	$277,563

The table below sets forth revenues by products. The Company previously reported revenues by product categories: synthetic genes, oligo pools and DNA libraries (collectively, synthetic biology), antibody discovery, and NGS tools. As customers increasingly leverage both synthetic biology tools and biopharma services for antibody discovery together to accelerate discovery and identify breakthrough therapeutics, beginning fiscal 2026, the Company combined synthetic genes, oligo pools, DNA libraries, and biopharma services for antibody discovery into DNA synthesis and protein solutions. Additionally, NGS tools were renamed NGS applications to better reflect their role in DNA sequencing workflows.

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2026	2025	2026	2025
DNA synthesis and protein solutions	$56,571	$40,773	$160,905	$122,491
NGS applications	61,805	55,284	171,884	155,072
Total	$118,376	$96,057	$332,789	$277,563

The table below sets forth revenues by industry. The Company historically reported revenues by industrial chemicals/materials, academic research, healthcare, and food/agriculture. Beginning fiscal 2026, the Company will disclose revenues by therapeutics, diagnostics, industry and applied, academic research and government, and global supply partners. These updated categories better align with the Company's operations and increase clarity around the Company's key customer groups.

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2026	2025	2026	2025
Therapeutics	$40,413	$27,048	$118,404	$80,070
Diagnostics	43,843	38,134	119,118	108,647
Industry and applied	5,749	6,105	17,667	18,676
Academic research and government	15,512	11,724	40,545	36,589
Global supply partners	12,859	13,046	37,055	33,581
Total	$118,376	$96,057	$332,789	$277,563

4. Cash, Cash Equivalents and Investments
The following table sets forth the cash and cash equivalents, and investments as of June 30, 2026:

(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash	$42,291	$—	$—	$42,291
Cash equivalents - money market funds	75,145	—	—	75,145
Total cash and cash equivalents	$117,436	$—	$—	$117,436
Short-term investments:
U.S. government treasury bills	$49,442	$2	$(41)	$49,403
Total short-term investments	$49,442	$2	$(41)	$49,403
Total cash, cash equivalents and short-term investments	$166,878	$2	$(41)	$166,839
The following table sets forth the cash and cash equivalents, and investments as of September 30, 2025:

(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash	$32,677	$—	$—	$32,677
Cash equivalents - money market funds	150,372	—	—	150,372
Total cash and cash equivalents	$183,049	$—	$—	$183,049
Short-term investments:
U.S. government treasury bills	$49,316	$69	$—	$49,385
Total short-term investments	$49,316	$69	$—	$49,385
Total cash, cash equivalents and short-term investments	$232,365	$69	$—	$232,434
During the nine months ended June 30, 2026 and June 30, 2025, gross realized gains and losses related to short-term investments were not material.

During the nine months ended June 30, 2026 and June 30, 2025, the Company did not recognize any credit losses related to cash, cash equivalents and short-term investments.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of June 30, 2026, financial assets and liabilities measured and recognized at fair value are as follows:

(in thousands)	Level 1	Level 2	Level 3	Fair value
Assets
Money market funds	$75,145	$—	$—	$75,145
U.S. government treasury bills	49,403	—	—	49,403
Total financial assets	$124,548	$—	$—	$124,548
Liabilities
Liability for issuance of shares of common stock	—	—	5,000	5,000
Total financial liabilities	$—	$—	$5,000	$5,000

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

Contractual maturities of short-term investments, as of June 30, 2026, were less than 12 months. The Company does not intend to sell the money market funds and short-term investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. Accrued interest receivable balances included in the prepaid expenses and other current assets within the condensed consolidated balance sheets were $0.7 million and $1.2 million as of June 30, 2026 and September 30, 2025, respectively.

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

7. Investment in Equity Securities
Simultaneously with the Agreement (see Note 6, Asset Acquisition), the Company entered into separate agreements with third-party investors to purchase shares of Series B Preferred Stock of Invenra for a consideration of $13.8 million to be settled by the issuance of the shares of the Company's common stock. The Company concluded that while Invenra is a variable interest entity ("VIE"), the Company is not the primary beneficiary of Invenra as the Company does not have the power, whether through contractual relationships or other factors, to direct the activities that most significantly impact the economic performance of Invenra. Therefore, the Company did not consolidate Invenra. The investment also did not qualify for the equity method of accounting because the Series B Preferred Stock has substantive liquidation preferences and is not considered in-substance common stock. Accordingly, the investment is accounted for as an investment in equity securities of a privately held company. The investment was recorded at $13.8 million, consisting of an upfront issuance of shares of the Company's common stock of $10.0 million at initial closing and a subsequent issuance of the Company's common stock of $3.8 million on April 6, 2026 which were issued on April 7, 2026.
In May 2025, the Company sold its DNA digital data storage business to Atlas Biosciences, Inc. ("Atlas") in exchange for 73.0 million shares of Atlas Series Seed-1 Preferred Stock, $2.5 million in cash, $2.0 million in promissory notes, contingent milestone payments of up to $75.0 million, and royalties on Atlas DNA data storage sales. The Company recorded a $48.8 million gain on the sale in fiscal year 2025.
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
The Company elected to account for its investment in privately-held companies using the measurement alternative method. Under the measurement alternative, these investments are carried at cost, less any impairment, and adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. There were no upward or downward adjustments for observable price changes or impairment charges recorded during the three and nine months ended June 30, 2026 and June 30, 2025 related to these equity securities.
Assets, liabilities, and maximum exposure with unconsolidated VIEs are as follows:

(in thousands)	Financial statements line item	June 30, 2026	September 30, 2025
Assets
Other receivables[1]	Prepaid and other current assets	$2	$290
Asset acquisition purchase consideration	Prepaid and other current assets	20,000	—
Investments[2]	Investment in equity securities	68,087	54,337
Promissory note receivable[1]	Other non-current assets	1,952	1,783
Total assets		$90,041	$56,410
Liabilities
Liability for issuance of shares of common stock	Accrued expenses and other current liabilities	$5,000	$—
Sublease security deposit[1]	Other non-current liabilities	170	170
Total liabilities		$5,170	$170
Maximum exposures to VIEs		$90,041	$56,410
(1) Represents a related party balance.
(2) As of June 30, 2026 and September 30, 2025 includes a related party balance of $53.9 million and $53.9 million, respectively.
Accounts receivable from an unconsolidated VIE and considered a related party was less than $0.1 million as of June 30, 2026 and September 30, 2025.
Transactions with an unconsolidated VIE and considered a related party were as follows:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2026	2025	2026	2025
Sublease income	$687	$417	$2,106	$417
Interest income	58	34	169	34
Revenues from an unconsolidated VIE and considered a related party for the three and nine months ended June 30, 2026 was $0.1 million and $0.3 million, respectively.
8. Balance Sheet Components
Allowance for Credit Losses

Allowance for credit losses related to accounts receivable were $0.6 million and $0.6 million as of June 30, 2026 and September 30, 2025, respectively.

Prepaid Expenses and Other Current Assets

(in thousands)	June 30, 2026	September 30, 2025
Prepaid expenses	$9,961	$9,626
Contract assets	6,186	3,857
Asset acquisition purchase consideration	20,000	—
Insurance receivable for litigation settlement costs	16,340	—
Other current assets	1,752	1,721
	$54,239	$15,204

The Company has determined that recovery of approximately $16.3 million from its liability insurers is probable and has accounted for insurance receivable for litigation settlement costs as of June 30, 2026 (see note 11, Commitments and Contingencies).
Inventories
Inventories consist of the following:

(in thousands)	June 30, 2026	September 30, 2025
Raw materials	$27,052	$20,191
Work-in-process	2,738	2,265
Finished goods	5,372	5,853
	$35,162	$28,309
Property and Equipment, net

Property and equipment, net consists of the following:

(in thousands)	June 30, 2026	September 30, 2025
Laboratory equipment	$114,476	$101,583
Furniture, fixtures and other equipment	2,915	2,905
Vehicles	211	211
Computer equipment	3,470	3,176
Computer software	14,438	11,009
Leasehold improvements	68,538	58,277
Construction in progress	19,548	20,116
	$223,596	$197,277
Less: Accumulated depreciation and amortization	(111,708)	(94,994)
	$111,888	$102,283

Construction in progress mainly represents equipment costs, leasehold improvement costs and internal use software development costs. The depreciation and amortization for the three and nine months ended June 30, 2026 was $6.5 million and $18.6 million, respectively. The depreciation and amortization for the three and nine months ended June 30, 2025 was $5.8 million and $18.1 million, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

(in thousands)	June 30, 2026	September 30, 2025
Accrued Expenses	$20,450	$22,824
Litigation accruals	19,729	229
Liability for issuance of shares of common stock	5,000	—
Income and other taxes payable	7,376	4,543
Contract liabilities	6,466	6,884
Other current liabilities	682	722
	$59,703	$35,202
The Company recorded a litigation settlement liability for securities class action and derivative action of $17.1 million and $1.0 million, respectively, which is included in litigation accruals as of June 30, 2026 (see Note 11, Commitments and Contingencies).
9. Goodwill and Intangible Assets
The goodwill balance is presented below:

(in thousands)	June 30, 2026
Balance at beginning of period	$82,195
Balance at end of period	$82,195
The finite-lived intangible assets balances are presented below:

	June 30, 2026
(in thousands, except for years)	Weighted average Amortization period in years	Gross carrying amount	Accumulated amortization	Net book value
Developed Technology	17	$18,000	$(5,270)	$12,730
Total finite-lived intangible assets		$18,000	$(5,270)	$12,730

	September 30, 2025
(in thousands, except for years)	Weighted average Amortization period in years	Gross carrying amount	Accumulated amortization	Net book value
Developed Technology	17	$17,900	$(4,475)	$13,425
Total finite-lived intangible assets		$17,900	$(4,475)	$13,425

Total amortization related to intangible assets for the three and nine months ended June 30, 2026 was $0.3 million and $0.8 million, respectively. Total amortization related to intangible assets for the three and nine months ended June 30, 2025 was $0.3 million and $0.8 million, respectively.
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
As part of the sale of its DNA data storage business, the Company subleased specific office and lab space in South San Francisco.
Future minimum lease payments and sublease income under all noncancelable operating leases as of June 30, 2026 are as follows:

(in thousands)	Operating leases	Sublease income
Years ending September 30:
Remainder of 2026	$2,287	$479
2027	8,450	1,975
2028	12,572	2,035
2029	10,793	—
2030	11,096	—
2031	11,409	—
Thereafter	90,605	—
Total minimum lease payments	$147,212	$4,489
Less: imputed interest	(53,622)
Total operating lease liabilities	$93,590
Less: current portion	(8,630)
Operating lease liabilities, net of current portion	$84,960

The components of lease expense and supplemental information were as follows:

	Three months ended June 30,		Nine months ended June 30,
(in thousands except years and percentage)	2026	2025	2026	2025
Operating lease costs	$3,330	$3,823	$10,234	$11,306
Variable lease costs	$1,970	$2,012	$6,100	$5,820
Sublease income	$687	$417	$2,106	$417
Weighted-average remaining lease term (in years) - operating leases			13.9	15.2
Weighted-average discount rate - operating leases			6.9%	6.5%
Supplemental cash flow information related to leases are as follows:

	Nine months ended June 30,
(in thousands)	2026	2025
Cash payments included in the measurement of operating lease liabilities	$11,676	$10,995
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
Securities Class Action
On December 12, 2022, a putative securities class action lawsuit captioned Peters v. Twist Bioscience Corporation, et al., Case No. 22-cv-08168 (N.D. Cal.) (“Securities Class Action”) was filed in federal court in the Northern District of California (“Court”) against the Company, its Chief Executive Officer, and its Chief Financial Officer (the “Defendants”) alleging violations of federal securities laws. On March 31, 2026, the parties engaged in mediation and reached a settlement in principle under which the Company would pay, or cause its insurance carriers to pay, a settlement payment of approximately $17.1 million. The settlement in principle was presented to the Court in a motion for preliminary approval on April 30, 2026. On July 17, 2026, the Court granted the motion for preliminary approval. The final settlement approval hearing will take place before the Court on November 18, 2026. The Company expects its liability insurers to directly fund the majority of the settlement liability, with the Company contributing the remainder as its remaining retention under its insurance policy.
Derivative Action

On September 25, 2023, a shareholder derivative suit captioned Shumacher v. Leproust et al., No. 1:23-cv-01048-UNA, was filed in the United States District Court for the District of Delaware against directors of the Company and an employee (the “Shumacher Action”). The suit is based on substantially the same allegations in the Securities Class Action and seeks to recover, on behalf of the Company, damages to the Company arising from, among other things, the Securities Class Action. On November 13, 2023, the parties to the Shumacher Action entered into a stipulation staying the Shumacher Action pending further proceedings in the Securities Class Action. On November 13, 2025, another derivative lawsuit captioned Sell v. Leproust, et al., Case No. 1:25-cv-01380-MN was filed in the Delaware Court of Chancery, alleging similar claims and seeking similar recovery as the Shumacher Action (the “Sell Action”), and on December 2, 2025 the Sell Action was consolidated with the Shumacher Action and stayed pending further proceedings in the Securities Class Action. On July 2, 2026, the parties to the consolidated action filed a stipulation for continued stay of the action pending mediation. On July 15, 2026, the parties engaged in mediation and reached a settlement in principle under which the Company will formally adopt and codify certain corporate governance policies and the Company’s liability insurers will pay a fee of approximately $1.0 million to the plaintiffs’ counsel. The parties are in the process of documenting the derivative settlement and it will be presented to the court for approval.
12. Related Party Transactions
During the three and nine months ended June 30, 2026 and June 30, 2025, transactions with related parties excluding an unconsolidated VIE that is considered a related party were as follows:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2026	2025	2026	2025
Revenues	$1,596	$2,791	$5,148	$9,593
As of June 30, 2026 and September 30, 2025, accounts receivable balances with related parties, excluding an unconsolidated VIE that is considered a related party were as follows:

(in thousands)	June 30, 2026	September 30, 2025
Accounts receivable	$509	$1,265
See Note 7, Investment in Equity Securities, for transactions and balances with an unconsolidated VIE that is considered a related party.
13. Income Taxes
In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that quarter. For the three and nine months ended June 30, 2026, the Company recorded provisions for income taxes of $0.3 million and $0.6 million, respectively. For the three and nine months ended June 30, 2025, the Company recorded provisions for income taxes of $0.2 million and $0.5 million, respectively.

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
14. Common Stock
As of June 30, 2026, the Company had reserved sufficient shares of common stock, with a par value of $0.00001 per share, for issuance upon exercise of outstanding stock options. Each share of common stock is entitled to one vote. The holders of shares of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors.

At-the-Market Equity Offering Program
In June 2026, the Company entered into a Sales Agreement (the "Sales Agreement") with TD Securities (USA) LLC, as sales agent, pursuant to which the Company may offer and sell, from time to time, shares of its common stock having an aggregate offering price of up to $200.0 million through an at-the-market equity offering program (the "ATM Program"). The Company will pay the Sales Agent a commission of up to 3.0% of the gross proceeds from each sale of shares under the Sales Agreement. The Company is not obligated to sell any shares under the Sales Agreement.

The shares to be sold under the ATM Program are registered under the Company's automatic shelf registration statement on Form S-3ASR and related prospectus supplement, each filed with the SEC on June 18, 2026. The Form S-3ASR replaced the Company’s prior shelf registration statement and permits the Company to offer and sell, from time to time, common stock, preferred stock, debt securities, units and warrants in one or more offerings.

As of June 30, 2026, no shares had been sold under the ATM Program and the full $200.0 million capacity remained available.

15. Stock-based Compensation
Stock-based Compensation Expense
Total stock-based compensation expense recognized were as follows:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2026	2025	2026	2025
Cost of revenues	$1,480	$2,061	$4,447	$5,340
Research and development	1,700	921	5,436	7,188
Selling, general and administrative	14,996	13,075	40,502	35,848
Total stock-based compensation expense	$18,176	$16,057	$50,385	$48,376

An immaterial amount of stock-based compensation expense was capitalized to property and equipment related to capitalized software development costs for the three and nine months ended June 30, 2026 and June 30, 2025.

Restricted Stock Units

A summary of the Company’s restricted stock unit activity excluding the performance-based restricted stock units during the nine months ended June 30, 2026 was as follows:

(in thousands, except per share data)	Shares	Weighted average grant date fair value per share
Nonvested shares at September 30, 2025	1,882	$37.21
Granted	1,647	32.92
Vested/Issued	(772)	34.95
Forfeited	(154)	37.23
Nonvested shares at June 30, 2026	2,603	$35.17

As of June 30, 2026, there was $85.9 million of total unrecognized compensation cost related to these awards that is expected to be recognized over a weighted average period of 2.8 years. The total grant date fair value of the restricted stock units excluding performance-based restricted units awarded during the nine months ended June 30, 2026 was $54.2 million.

Performance-based Restricted Stock Units
During the nine months ended June 30, 2026, the Company granted additional performance-based restricted stock units to executives and employees that will vest upon achievement of multiple year revenues, gross margin, and profitability metrics as determined by the board of directors. Stock compensation expense for these awards is recorded over the vesting period based on the grant date fair value of the awards and probability of the achievement of specified performance targets. The grant date fair value is equal to the closing share price of the Company’s common stock on the date of grant. These awards vest from a minimum of 22 months to a maximum of 46 months service period following the grant date, provided that the recipient is a Company employee at the time of vesting and the performance targets applicable to each award are achieved. The percentage of these awards that vest will depend on the achievement of specified performance targets at the end of the performance period and can range from 0% to 150% of the number of units granted.

A summary of the Company’s performance-based restricted stock units activity during the nine months ended June 30, 2026 was as follows:

(in thousands, except per share data)	Shares	Weighted average grant date fair value per share
Nonvested shares at September 30, 2025	1,934	$37.85
Granted	961	27.58
Vested/Issued	(419)	22.10
Forfeited	(82)	42.86
Nonvested shares at June 30, 2026	2,394	$36.32

Stock-based compensation expense for performance-based restricted stock units is recorded over the requisite service period based on the grant date fair value and management's assessment of the probability that the specified performance conditions will be achieved. As of June 30, 2026, the unrecognized compensation costs related to these awards was $39.3 million based on the maximum achievement of the performance targets. The Company expects to recognize those costs over a weighted average period of 1.5 years. The total grant date fair value of performance-based restricted stock units awarded during the nine months ended June 30, 2026 was $26.5 million.

Options
A summary of the Company’s options including the performance-based stock options during the nine months ended June 30, 2026 was as follows:

(in thousands, except per share and contractual term data)	Shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at September 30, 2025	1,276	$30.80	3.59	$6,616
Forfeited	(7)	43.42	—	—
Exercised	(270)	21.75	—	10,767
Outstanding at June 30, 2026	999	$33.15	2.91	$70,282
Vested and exercisable at June 30, 2026	999	$33.15	2.91	$70,282
2018 Employee Stock Purchase Plan
The number of shares of the Company's common stock reserved for issuance under the 2018 Employee Stock Purchase Plan ("ESPP") as of June 30, 2026 was as follows:

(in thousands)	Shares available
As of September 30, 2025	716
Additional shares authorized	249
Shares issued during the period	(104)
As of June 30, 2026	861

During the three and nine months ended June 30, 2026, the Company recorded ESPP expenses of $0.5 million and $1.6 million, respectively. During the three and nine months ended June 30, 2025, the Company recorded ESPP expenses of $0.6 million and $1.7 million, respectively.

16. Net (Loss) Income Per Share
The following table sets forth the computation of the Company’s basic and diluted net (loss) income per share:

	Three months ended June 30,		Nine months ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Numerator:
Net (loss) income, basic and diluted	$(35,051)	$20,390	$(109,579)	$(50,532)
Denominator:
Weighted average shares used in computing net (loss) income per share, basic	62,403	59,995	61,726	59,600
Effect of dilutive securities:
Stock options	—	483	—	—
Restricted stock units	—	124	—	—
Performance-based restricted stock units	—	548	—	—
Employee stock purchase plan	—	14	—	—
Weighted average shares used in computing net (loss) income per share, diluted	62,403	61,164	61,726	59,600
Net (loss) income per share, basic	$(0.56)	$0.34	$(1.78)	$(0.85)
Net (loss) income per share, diluted	$(0.56)	$0.33	$(1.78)	$(0.85)

The potentially dilutive common shares that were excluded from the calculation of diluted net (loss) income per share because their effect would have been antidilutive for the periods presented are as follows:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2026	2025	2026	2025
Shares subject to options (including performance options) to purchase common stock	999	249	999	1,463
Unvested restricted stock units and performance stock units	4,997	3,470	4,997	4,015
Shares subject to employee stock purchase plan	59	—	59	75
Total	6,055	3,719	6,055	5,553

17. Segment Information
The Company operates in one operating segment, which also represents one reportable segment with the Company’s Chief Executive Officer as the chief operating decision maker (CODM). The CODM reviews the Company’s operating results on a consolidated basis for purposes of allocating resources and evaluating financial performance. Specifically, the CODM evaluates the Company’s financial performance and decides how to allocate resources based on consolidated net (loss) income, which enables the CODM to assess both the overall level of resources available and optimize distribution of resources across functions, product lines, regions and research and development programs in line with our long-term corporate-wide strategic goals. The CODM also reviews disaggregated revenues by product line, geographic regions, and industry (see Note 3, Revenues).
The following table presents entity-wide significant expense categories and net (loss) income details provided to the CODM:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2026	2025	2026	2025
Revenues	$118,376	$96,057	$332,789	$277,563
Costs and expenses:
Cost of revenues[1]	$49,794	$38,518	$141,201	$119,262
Research and development expenses[1]	15,988	16,894	48,699	54,971
Selling, general and administrative expenses[1]	63,920	48,643	180,956	142,430
Litigation settlement costs, net of recoveries	—	—	7,205	—
Depreciation and amortization	6,778	6,065	19,386	18,849
Stock-based compensation expense	18,176	16,057	50,385	48,376
Total costs and expenses	$154,656	$126,177	$447,832	$383,888
Loss from operations	$(36,280)	$(30,120)	$(115,043)	$(106,325)
Gain on sale of business	$—	$48,847	$—	$48,847
Interest income	$1,500	$2,690	$5,385	$8,731
Other income (expense), net	40	(836)	686	(1,323)
(Loss) income before income taxes	$(34,740)	$20,581	$(108,972)	$(50,070)
Income tax expense	(311)	(191)	(607)	(462)
Net (loss) income	$(35,051)	$20,390	$(109,579)	$(50,532)
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

We generate revenues primarily from DNA synthesis and protein solutions and NGS applications. As we have expanded from DNA fragments to genes, sample preparation, protein expression, and biologics discovery, the integration of our offerings has strengthened. Beginning in fiscal 2026, we combined synthetic biology tools and biopharma services into a single category, DNA synthesis and protein solutions, and renamed NGS tools to NGS applications to reflect their role in sequencing workflows.

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

Since our inception, we have incurred net losses each year. Our net loss for the three and nine months ended June 30, 2026 was $35.1 million and $109.6 million, respectively. As of June 30, 2026, we have an accumulated net deficit of $1,429.2 million and cash, cash equivalents and short-term investments of $166.8 million. Our ability to generate product revenues sufficient to achieve profitability will depend heavily on the success of our existing products and the development and commercialization of additional products in the therapeutics, diagnostics, industry and applied, academic research and government, and global supply partners industries as well as leveraging our investment in our manufacturing infrastructure.
In June 2026, we established an at-the-market equity offering program (the "ATM Program") under a Sales Agreement with TD Securities (USA) LLC, as sales agent, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $200.0 million from time to time. We are under no obligation to sell any shares under the ATM Program. As of June 30, 2026, no shares had been sold and the full $200.0 million of capacity remained available.
Financial highlights compared to the same periods in the prior fiscal year:
•For the three and nine months ended June 30, 2026, revenues increased 23.2% to $118.4 million and 20% to $332.8 million, respectively, driven by strong performance in DNA synthesis and protein solutions and NGS applications.
•For the three months ended June 30, 2026, gross margin decreased to 52.8% from 53.4% for the same period in the prior year primarily due to customer mix. For the nine months ended June 30, 2026, gross margin increased to 52.1% from 50.5% in the prior year period, primarily due to higher revenues and cost savings realized through continuous process improvement initiatives partially offset by investments for capacity expansion and automation.
•For the three and nine months ended June 30, 2026, loss from operations increased 20.5% to $36.3 million and 8.2% to $115.0 million, respectively, primarily due to an increase in selling, general and administrative expenses and litigation settlement costs, net of recoveries, offset by increases in both revenues and gross profit and a decrease in research and development expenses.

•For the nine months ended June 30, 2026, net cash used in operating activities increased 15.2% to $41.3 million from $35.8 million.
Results of Operations
Comparison of the Three and Nine Months Ended June 30, 2026 and 2025
Revenues

	Three months ended June 30,				Nine months ended June 30,
(in thousands, except percentages)	2026	2025	Change	%	2026	2025	Change	%
Revenues	$118,376	$96,057	$22,319	23%	$332,789	$277,563	$55,226	20%
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

	Three months ended June 30,				Nine months ended June 30,
(in thousands, except percentages)	2026	%	2025	%	2026	%	2025	%
Americas	$77,259	65%	$59,387	62%	$199,947	60%	$168,285	61%
EMEA	33,622	28%	30,742	32%	109,334	33%	89,688	32%
APAC	7,495	7%	5,928	6%	23,508	7%	19,590	7%
Total revenues	$118,376	100%	$96,057	100%	$332,789	100%	$277,563	100%
Revenues by Products
We historically reported our revenues by the following products: synthetic genes, oligo pools and DNA libraries (collectively, synthetic biology), antibody discovery, and NGS tools. Beginning in fiscal 2026, we combined revenues from synthetic genes, oligo pools, DNA libraries, and biopharma services for antibody discovery into DNA synthesis and protein solutions. We also changed the name of NGS tools to NGS applications, as these products and services facilitate DNA reading and sequencing workflows. The table below summarizes revenues by the new products:

	Three months ended June 30,				Nine months ended June 30,
(in thousands, except percentages)	2026	%	2025	%	2026	%	2025	%
DNA synthesis and protein solutions	56,571	48%	40,773	43%	160,905	48%	122,491	44%
NGS applications	61,805	52%	55,284	57%	171,884	52%	155,072	56%
Total revenues	$118,376	100%	$96,057	100%	$332,789	100%	$277,563	100%
Revenues by Industry
We historically reported revenues by industrial chemicals/materials, academic research, healthcare, and food/agriculture. Beginning in fiscal 2026, we disclose revenues by therapeutics, diagnostics, industry and applied, academic research and government, and global supply partners. These updated categories better align with our operations and increase clarity around our key customer groups. The table below summarizes revenues by industry:

	Three months ended June 30,				Nine months ended June 30,
(in thousands, except percentages)	2026	%	2025	%	2026	%	2025	%
Therapeutics	$40,413	34%	$27,048	28%	$118,404	36%	$80,070	29%
Diagnostics	43,843	37%	38,134	40%	119,118	36%	108,647	39%
Industry and applied	5,749	5%	6,105	6%	17,667	5%	18,676	7%
Academic research and government	15,512	13%	11,724	12%	40,545	12%	36,589	13%
Global supply partners	12,859	11%	13,046	14%	37,055	11%	33,581	12%
Total revenues	$118,376	100%	$96,057	100%	$332,789	100%	$277,563	100%
Product Shipments
The table below summarizes product shipments:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2026	2025	2026	2025
Number of genes shipped	369	237	940	669

The number of customers who purchased products from us was approximately 2,664 and 2,484 customers for the three months ended June 30, 2026 and June 30, 2025, respectively.
Revenues increased 23% to $118.4 million for the three months ended June 30, 2026, as compared to $96.1 million for the three months ended June 30, 2025. The increase in revenues primarily reflects growth in DNA synthesis and protein solutions revenues of 39% and growth in NGS applications revenues of 12%, both of which are primarily attributable to higher sales to our customers in therapeutics, diagnostics, academic research and government industries, as well as an increase in the number of customers. The number of genes shipped in the three months ended June 30, 2026, increased to approximately 369,000 genes, compared to approximately 237,000 genes in the three months ended June 30, 2025, an increase of 56%.
Revenues increased 20% to $332.8 million for the nine months ended June 30, 2026, as compared to $277.6 million for the nine months ended June 30, 2025. The increase in revenues primarily reflects growth in DNA synthesis and protein solutions revenues of 31% and growth in NGS applications revenues of 11%, both of which are primarily attributable to higher sales to our customers in therapeutics, diagnostics, academic research and government and global supply partners industries, as well as an increase in the number of customers. The number of genes shipped in the nine months ended June 30, 2026, increased to approximately 940,000 genes, compared to approximately 669,000 genes in the nine months ended June 30, 2025, an increase of 41%.
Cost of Revenues

	Three months ended June 30,				Nine months ended June 30,
(in thousands, except percentages)	2026	2025	Change	%	2026	2025	Change	%
Cost of revenues	$55,922	$44,760	$11,162	25%	$159,241	$137,398	$21,843	16%
Gross profit	$62,454	$51,297	$11,157	22%	$173,548	$140,165	$33,383	24%
Gross margin	52.8%	53.4%	(0.6)%		52.1%	50.5%	1.6%

Cost of revenues increased 25% to $55.9 million for the three months ended June 30, 2026, as compared to $44.8 million for the three months ended June 30, 2025. The increase was primarily attributable to an increase in material costs of $8.5 million driven by increased sales, a $0.9 million increase in laboratory supplies, a $0.7 million increase in personnel costs and a $0.5 million increase in depreciation and amortization. Gross margin decreased 0.6 percentage points to 52.8% for the three months ended June 30, 2026, as compared to 53.4% in the same period of the prior year primarily due to customer mix.

Cost of revenues increased 16% to $159.2 million for the nine months ended June 30, 2026, as compared to $137.4 million for the nine months ended June 30, 2025. The increase was primarily attributable to an increase in material costs of $17.5 million driven by increased sales and a $2.8 million increase in personnel costs. Gross margin increased 1.6 percentage points to 52.1% for the nine months ended June 30, 2026, as compared to 50.5% in the same period of the prior year, mainly due to an increase in revenues and cost savings through continuous process improvement initiatives partially offset by investment in capacity expansion.

Research and Development Expenses

	Three months ended June 30,				Nine months ended June 30,
(in thousands, except percentages)	2026	2025	Change	%	2026	2025	Change	%
Research and development	$18,025	$18,047	$(22)	—%	$54,850	$63,271	$(8,421)	(13)%
% of Revenues	15%	19%			16%	23%
Research and development expenses for the three months ended June 30, 2026 were relatively consistent with the prior year period, as decreases in professional services of $2.3 million and IT services of $0.5 million were largely offset by increases in personnel-related costs of $2.3 million, which included stock-based compensation of $0.8 million, and lab supplies of $0.4 million.

Research and development expenses decreased 13% to $54.8 million for the nine months ended June 30, 2026, as compared to $63.3 million for the nine months ended June 30, 2025. The decrease was primarily driven by a $4.3 million decrease in professional services costs, a $2.3 million decrease in personnel costs, which included a $1.8 million decrease in stock-based compensation expenses, and a $1.6 million decrease in facilities costs and depreciation and amortization. These decreases are largely attributable to the sale of our DNA data storage business in fiscal year 2025.
Selling, General and Administrative Expenses

	Three months ended June 30,				Nine months ended June 30,
(in thousands, except percentages)	2026	2025	Change	%	2026	2025	Change	%
Selling, general and administrative	$80,709	$63,370	$17,339	27%	$226,536	$183,219	$43,317	24%
% of Revenues	68%	66%			68%	66%

Selling, general and administrative expenses increased 27% to $80.7 million for the three months ended June 30, 2026, as compared to $63.4 million for the three months ended June 30, 2025. The increase was primarily attributable to a $10.6 million increase in personnel costs, which include a $1.9 million increase in stock-based compensation expense, a $2.6 million increase in professional services costs, a $1.9 million increase in IT services costs, a $0.9 million increase in marketing costs, and a $1.0 million increase in other costs. The increase in selling, general and administrative expenses reflects headcount additions and investments in our commercial organization and corporate infrastructure to support the continued growth of the business.

Selling, general and administrative expenses increased 24% to $226.5 million for the nine months ended June 30, 2026, as compared to $183.2 million for the nine months ended June 30, 2025. The increase was primarily attributable to a $26.5 million increase in personnel costs, which included a $4.7 million increase in stock-based compensation expense, and a $6.9 million increase in IT services, a $3.2 million increase in marketing costs, a $0.8 million increase in professional services costs and a $5.6 million increase in other costs. The increase in selling, general and administrative expenses reflects headcount additions and investments in our commercial organization and corporate infrastructure to support the continued growth of the business.

We expect selling, general and administrative expense to moderate in the fourth quarter of fiscal 2026 resulting from a number of cost saving initiatives.

Litigation settlement costs, net of recoveries

	Three months ended June 30,				Nine months ended June 30,
(in thousands, except percentages)	2026	2025	Change	%	2026	2025	Change	%
Litigation settlement costs, net of recoveries	$—	$—	$—	—%	$7,205	$—	$7,205	NA

We recorded litigation settlement costs, net of recoveries of $7.2 million for the nine months ended June 30, 2026.

Gain on sale of business

	Three months ended June 30,				Nine months ended June 30,
(in thousands, except percentages)	2026	2025	Change	%	2026	2025	Change	%
Gain on sale of business	$—	$48,847	$(48,847)	(100)%	$—	$48,847	$(48,847)	(100)%

We recognized gain on sale of business of $48.8 million related to the sale of our DNA digital data storage business during three and nine months ended June 30, 2025.

Interest and Other Income (Expense), net

	Three months ended June 30,				Nine months ended June 30,
(in thousands, except percentages)	2026	2025	Change	%	2026	2025	Change	%
Interest income	$1,500	$2,690	$(1,190)	(44)%	$5,385	$8,731	$(3,346)	(38)%
Other income (expense), net	40	(836)	876	(105)%	686	(1,323)	2,009	(152)%
Total interest and other income (expense), net	$1,540	$1,854	$(314)	(17)%	$6,071	$7,408	$(1,337)	(18)%

Interest income decreased 44% to $1.5 million for the three months ended June 30, 2026, as compared to $2.7 million for the three months ended June 30, 2025, due to lower cash equivalents and short-term investments balances and lower interest rates.
Interest income decreased 38% to $5.4 million for the nine months ended June 30, 2026, as compared to $8.7 million for the nine months ended June 30, 2025, due to lower cash equivalents and short-term investments balances and lower interest rates.
Income Tax Expense

	Three months ended June 30,				Nine months ended June 30,
(in thousands, except percentages)	2026	2025	Change	%	2026	2025	Change	%
Income tax expense	$(311)	$(191)	$(120)	63%	$(607)	$(462)	$(145)	31%

We recorded an income tax provision of $0.3 million and $0.2 million for the three months ended June 30, 2026 and June 30, 2025, respectively. We recorded an income tax provision of $0.6 million and $0.5 million for the nine months ended June 30, 2026 and June 30, 2025, respectively.

Liquidity and Capital Resources
Liquidity
As of June 30, 2026, we had a balance of $117.4 million of cash and cash equivalents and $49.4 million in short-term investments. We have incurred losses and negative cash flows from operations since our inception, and as of June 30, 2026, we had an accumulated deficit of $1,429.2 million.

Since our inception, we have financed our operations and capital expenditures principally through public equity raises, private placements of our convertible preferred stock, borrowings from credit facilities, proceeds from the royalty purchase agreement, sale of DNA data storage assets and revenues from our commercial operations.

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

Capital Requirements and Allocation
Our primary uses of capital are, and we expect will continue to be for the near future, compensation and related expenses, manufacturing costs, laboratory and related supplies, legal and other regulatory expenses and general overhead costs, including facilities costs and capital expenditures. We had $12.2 million in commitments for capital expenditures as of June 30, 2026.

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

Our contractual obligations have not materially changed from those reported in our Annual Report on Form 10-K except for lease commitments. As of June 30, 2026, our operating lease liability was $93.6 million. See Note 10, Leases of the notes to our condensed consolidated financial statements included elsewhere in this Form 10-Q for information on our operating lease commitments.
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

Of the total $33.8 million commitment, $5.0 million represented an outflow of cash, with the remaining $28.8 million was settled or to be settled through the issuance of the Company's common stock, thereby limiting the cash impact on liquidity. The contingent issuance of common stock, which is dependent on the completion of the technology transfer is recorded as accrued expenses and other current liabilities in the consolidated balance sheet as of June 30, 2026.

We filed a prospectus supplement under our prior shelf registration statement on Form S-3 to register the resale of up to 632,328 shares of common stock issued or issuable in connection with these transactions, which will not provide any proceeds to us and will have no material impact on our liquidity or capital resources.

See note 7, Investment in Equity Securities of the notes to our condensed consolidated financial statements included elsewhere in this Form 10-Q.

At-the-Market Equity Offering Program

In June 2026, we entered into a Sales Agreement (the "Sales Agreement") with TD Securities (USA) LLC, as sales agent, pursuant to which we may offer and sell, from time to time, shares of its common stock having an aggregate offering price of up to $200.0 million through the ATM Program. We will pay the Sales Agent a commission of up to 3.0% of the gross proceeds from each sale of shares under the Sales Agreement. We are not obligated to sell any shares under the Sales Agreement.

The shares to be sold under the ATM Program are registered under our automatic shelf registration statement on Form S-3ASR and related prospectus supplement, each filed with the SEC on June 18, 2026. The Form S-3ASR replaced our prior shelf registration statement and permits us to offer and sell, from time to time, common stock, preferred stock, debt securities, units and warrants in one or more offerings.

As of June 30, 2026, no shares had been sold under the ATM Program and the full $200.0 million capacity remained available.

Cash Flows
The following table summarizes our sources and uses of cash and cash equivalents:

	Nine months ended June 30,
(in thousands)	2026	2025
Net cash used in operating activities	$(41,258)	$(35,814)
Net cash provided by (used in) investing activities	(32,837)	(12,359)
Net cash provided by financing activities	8,223	22,966

Operating Activities
Net cash used in operating activities was $41.3 million during the nine months ended June 30, 2026. This primarily consisted of a net loss of $109.6 million, adjusted for non-cash items of $69.1 million, primarily stock-based compensation expense of $50.4 million and depreciation and amortization of $19.4 million, and a net cash outflow from changes in operating assets and liabilities of $0.8 million. The net cash outflow from changes in operating assets and liabilities was primarily due to increases in prepaid expenses and other current assets of $19.0 million, primarily driven by insurance receivable for litigation settlement costs, accounts receivable of $8.5 million due to the increase in revenues and the timing of collections, and inventories of $6.9 million to support anticipated demand, substantially offset by increases in accrued expenses and other liabilities of $25.7 million, primarily related to litigation accruals, indirect taxes payable and timing of payments to vendors, accounts payable of $4.6 million and accrued compensation of $3.6 million due to the timing of payments to vendors and employees.

Net cash used in operating activities was $35.8 million during the nine months ended June 30, 2025. This consisted primarily a net loss of $50.5 million adjusted for non-cash items of $20.3 million, primarily stock-based compensation expense of $48.4 million and depreciation and amortization expense of $18.8 million, partially offset by a gain on sale of business of $48.8 million and a net cash outflow from operating assets and liabilities of $5.6 million. The net cash outflow from changes in operating assets and liabilities was primarily due to an increase in accounts receivable of $15.2 million due to increased revenues and the timing of collections, increases in inventories of $1.9 million and prepaid expenses and other current assets of $1.8 million and a decrease in accrued compensation of $4.7 million, partially offset by increases in accounts payable of $9.6 million and accrued expenses and other liabilities of $8.9 million due to the timing of payments to vendors and employees.

Investing Activities
Net cash used in investing activities was $32.8 million during the nine months ended June 30, 2026, which primarily consisted of purchases of property and equipment of $27.6 million and cash paid for an asset acquisition of $5.0 million. Purchases of investments of $38.5 million were substantially offset by proceeds from maturities of investments of $38.4 million.
Net cash used in investing activities was $12.4 million during the nine months ended June 30, 2025, which consisted of purchases of property and equipment of $15.6 million, partially offset by proceeds from the sale of our data storage business of $2.5 million and the net impact of purchases and maturity of investments of $0.7 million.
Financing Activities
Net cash provided by financing activities was $8.2 million during the nine months ended June 30, 2026, which primarily consisted of $5.9 million of proceeds from the exercise of stock options and $2.4 million of proceeds from the issuance of common stock under the employee stock purchase plan.
Net cash provided by financing activities was $23.0 million during the nine months ended June 30, 2025, which consisted of $15.0 million of proceeds from the Royalty Purchase Agreement with XOMA (US) LLC related to the sale of future revenue, $5.6 million of proceeds from the exercise of stock options and $2.4 million of proceeds from the issuance of common stock under the employee stock purchase plan.

Critical Accounting Policies and Significant Management Estimates
The preparation of our Condensed Consolidated Financial Statements in accordance with generally accepted accounting principles in the United States of America requires management to make estimates and judgments that affect the reported amounts in the financial statements and related disclosures. On an ongoing basis, we evaluate our significant accounting policies and estimates. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates are assessed each period and updated to reflect current information. Actual results may differ significantly from these estimates. A summary of our critical accounting policies and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K. There were no changes to our critical accounting policies and estimates during the nine months ended June 30, 2026.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026, which is the end of the period covered by this Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures were effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
For a description of material pending legal proceedings, see Note 11 “Commitments and Contingencies - Legal Proceedings” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q. In addition, we are subject to various legal proceedings and claims arising in the ordinary course of business. Although occasional adverse decisions or settlements may occur, management believes that the final disposition of such matters will not have a material adverse effect on our business, financial position, results of operations or cash flows.

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
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Plans
On May 8, 2026, Robert Chess, a member of the Company's board of directors, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “10b5-1 Plan”). Mr. Chess' 10b5-1 Plan provides for the potential sale of up to 18,417 shares of the Company’s common stock and will expire on the earlier of August 6, 2027 or the date when all shares under Mr. Chess' 10b5-1 Plan are sold.
On May 18, 2026, Patrick Finn, the Company's President and Chief Operating Officer, adopted a 10b5-1 Plan. Mr. Finn's 10b5-1 Plan provides for the potential sale of up to 78,355 shares of the Company’s common stock and will expire on the earlier of May 14, 2027 or the date when all shares under Mr. Finn's 10b5-1 Plan are sold.

On June 15, 2026, Emily Leproust, the Company's Chief Executive Officer, adopted a 10b5-1 Plan. Ms. Leproust's 10b5-1 Plan provides for the potential sale of up to approximately 624,134 shares of the Company’s common stock and will expire on the earlier of August 10, 2027 or the date when all shares under Ms. Leproust's 10b5-1 Plan are sold.
Other than as described above, during the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description	Filed / Furnished / Incorporated from Form	Incorporated by Reference from Exhibit Number	Date Filed
10.1	Sales Agreement dated June 18, 2026, by and between the Registrant and TD Securities (USA) LLC	S-3ASR	1.2	6/18/2026

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by Chief Executive Officer.	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by Chief Financial Officer.	Filed herewith

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.	Furnished herewith

32.2†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.	Furnished herewith

101
The following materials from Twist Bioscience Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.
Filed herewith

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (included in Exhibit 101).	Filed herewith

†	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Twist Bioscience Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, regardless of any general incorporation language contained in any filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 3, 2026	Twist Bioscience Corporation

	By:	/s/ Adam Laponis
Adam Laponis
Chief Financial Officer
(Authorized officer)